Form 10-Q
period 2017-08-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2017-10-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at September 29, 2017:  5,000,535

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Aug. 31, 2017	Nov. 30, 2016
ASSETS
Real estate assets at cost, net	$193,523	$172,260
Real estate held for sale	2,684	2,992
Cash and cash equivalents	34,988	24,689
Deferred income taxes	2,560	4,984
Proceeds held in escrow	91	3,535
Other assets	18,596	15,163
Total assets	$252,442	$223,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$131,564	$109,697
Deferred revenue	12,302	9,526
Accounts payable and accrued liabilities	5,097	4,140
Dividend payable	—	1,514
Other liabilities	9,472	7,943
Total liabilities	158,435	132,820
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,541,029 shares issued and 5,000,535 and 5,047,708 shares outstanding, respectively	55	55
Additional paid-in capital	108,698	108,438
Retained earnings	5,296	179
Accumulated other comprehensive loss, net of tax	(1,748)	(1,049)
Treasury stock, at cost, 540,494 and 493,321 shares, respectively	(18,294)	(16,820)
Total stockholders' equity	94,007	90,803
Total liabilities and stockholders' equity	$252,442	$223,623

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
Rental revenue	$7,759	$6,514	$22,070	$19,998
Revenue from property sales	2,195	751	12,950	473
Total revenue	9,954	7,265	35,020	20,471

Operating expenses of rental properties	2,133	1,982	6,822	6,140
Depreciation and amortization expense	2,637	2,226	7,373	6,540
Costs related to property sales	255	193	2,915	193
General and administrative expenses	1,735	1,775	6,131	5,435
Total expenses	6,760	6,176	23,241	18,308

Operating income	3,194	1,089	11,779	2,163

Interest expense	(1,443)	(1,162)	(4,200)	(3,315)
Gain on sale of common stock of Centaur Media plc	275	—	275	—
Gain on sale of assets	—	—	—	122
Investment income	7	—	69	62
Income (loss) before income tax (provision) benefit	2,033	(73)	7,923	(968)
Income tax (provision) benefit	(704)	24	(2,806)	205
Net income (loss)	$1,329	$(49)	$5,117	$(763)

Basic net income (loss) per common share	$0.27	$(0.01)	$1.02	$(0.15)

Diluted net income (loss) per common share	$0.26	$(0.01)	$1.02	$(0.15)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
Net income (loss)	$1,329	$(49)	$5,117	$(763)

Other comprehensive loss, net of tax:
Reclassifications included in net income (loss)	37	219	464	646
(Decrease) increase in fair value of Centaur Media plc	(33)	(254)	159	(593)
Unrealized loss on cash flow hedges	(697)	(710)	(1,322)	(1,825)
Total other comprehensive loss, net of tax	(693)	(745)	(699)	(1,772)
Total comprehensive income (loss)	$636	$(794)	$4,418	$(2,535)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2017 and August 31, 2016

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Stock-based compensation	—	—	185	—	—	—	185
Repurchase of common stock	—	—	—	—	—	(1,951)	(1,951)
Net loss	—	—	—	(763)	—	—	(763)
Total other comprehensive loss, net of tax	—	—	—	—	(1,772)	—	(1,772)
Balance at August 31, 2016	5,541,029	$55	$108,373	$354	$(2,857)	$(15,417)	$90,508

Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation	—	—	260	—	—	—	260
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net income	—	—	—	5,117	—	—	5,117
Total other comprehensive loss, net of tax	—	—	—	—	(699)	—	(699)
Balance at August 31, 2017	5,541,029	$55	$108,698	$5,296	$(1,748)	$(18,294)	$94,007

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016
Operating activities:
Net income (loss)	$5,117	$(763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of properties	(10,035)	(280)
Depreciation and amortization	7,373	6,540
Deferred income taxes	2,806	(154)
Gain on sales of common stock of Centaur Media plc	(275)	—
Amortization of debt issuance costs	262	222
Stock-based compensation expense	260	185
Amortization of terminated swap agreement	40	—
Gain on sale of assets	—	(122)
Changes in assets and liabilities:
Other assets	(3,235)	(3,065)
Accounts payable and accrued liabilities	(462)	346
Deferred revenue	2,880	301
Other liabilities	974	337
Net cash provided by operating activities	5,705	3,547

Investing activities:
Acquisition of building	(18,440)	—
Proceeds from sales of properties, net of expenses	12,119	—
Additions to real estate assets	(10,964)	(13,365)
Proceeds from property sales returned from escrow, net	3,444	—
Proceeds from sales of common stock of Centaur Media plc	1,216	—
Deferred leasing costs and other	(1,110)	(564)
Net cash used in investing activities	(13,735)	(13,929)

Financing activities:
Proceeds from mortgage loans	34,750	18,800
Payments on mortgage loans	(12,559)	(9,398)
Dividends paid to stockholders	(1,514)	(1,546)
Repurchase of common stock	(1,474)	(1,951)
Payment of debt issuance costs	(533)	(434)
Payment for termination of interest rate swap agreement	(341)	—
Mortgage proceeds returned from escrow	—	600
Net cash provided by financing activities	18,329	6,071
Net increase (decrease) in cash and cash equivalents	10,299	(4,311)
Cash and cash equivalents at beginning of period	24,689	18,271
Cash and cash equivalents at end of period	$34,988	$13,960

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

As of August 31, 2017, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended August 31, 2017 (the “2017 third quarter”) and the nine months ended August 31, 2017 (the “2017 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended August 31, 2016 are referred to herein as the “2016 third quarter” and “2016 nine month period,” respectively.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This Update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This Update will become effective for Griffin in fiscal 2018 and the Update is required to be applied on a prospective basis. The adoption of ASU No. 2017-09 is not expected to have a material impact on Griffin’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. This Update also provides greater consistency in applying the guidance by making the definition of a business more operable. This Update will become effective for Griffin in fiscal 2019. Early adoption is allowed for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in financial statements that have been issued or made available for issuance. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This Update is not applicable to revenue from leases. This Update supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will be effective for Griffin in fiscal 2019 and early adoption is not permitted. Certain aspects of this new standard may affect revenue recognition of Griffin, however, Griffin does not anticipate a significant impact on its consolidated financial statements from the application of this Update because the majority of Griffin’s revenues are from leases, which are not subject to this Update.

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

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin’s available-for-sale securities were considered Level 1 within the fair value hierarchy. Griffin sold its available-for-sale securities in the 2017 third quarter (see Note 7).

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

On June 9, 2017, Griffin closed on the acquisition of 215 International Drive (“215 International”) (see Note 3). The acquisition was accounted for in accordance with FASB ASC 805-10, “Business Combinations,” whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon publicly available data for similar properties. Therefore, Griffin has categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of August 31, 2017, Griffin’s consolidated balance sheet includes acquired intangible assets related to the acquisition of 215 International. These intangible assets are comprised of the value of the in-place leases and the associated tenant relationships. Griffin derived these values based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place leases, the commission percentage expected to be paid on the subsequent leasing of the vacant space and the likelihood that tenants will renew their leases. Therefore, Griffin recognized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy. As of November 30, 2016, Griffin’s consolidated financial statements did not include any Level 3 assets or liabilities that were measured on either a recurring or nonrecurring basis.

During the 2017 nine month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$18	$—
Interest rate swap liabilities	$—	$2,447	$—

	November 30, 2016
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Marketable equity securities	$977	$—	$—
Interest rate swap asset	$—	$207	$—
Interest rate swap liabilities	$—	$1,892	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2017		November 30, 2016
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$34,988	$34,988	$24,689	$24,689
Proceeds held in escrow	1	$91	$91	$3,535	$3,535
Marketable equity securities	1	$—	$—	$977	$977
Interest rate swaps	2	$18	$18	$207	$207
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$131,564	$132,897	$109,697	$111,103
Interest rate swaps	2	$2,447	$2,447	$1,892	$1,892

The amounts included in the consolidated financial statements for cash and cash equivalents, proceeds held in escrow, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the available-for-sale securities were based on quoted market prices. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

The fair values of Griffin’s nonfinancial assets related to the acquisition of 215 International are listed below. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value but will not be re-measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$—	$16,789	$—
Intangible assets	$—	$—	$1,651

3.    Real Estate Assets

On June 9, 2017, Griffin closed on the purchase of 215 International, an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina, for a purchase price of $18,440. The purchase price was paid in cash at closing using the proceeds held in escrow from the 2017 Phoenix Crossing Land Sale (see below) of $9,711 with the balance paid from Griffin’s cash on hand. Griffin incurred approximately $71 of acquisition costs on the purchase of 215 International which are included in general and administrative expenses on Griffin’s consolidated statements of operations for the 2017 nine month period. 215 International was constructed in 2015 and was 74% leased at the time it was acquired.  Subsequent to the closing, one of the tenants in 215 International leased an additional approximately 73,000 square feet, which resulted in 215 International being fully leased. 215 International is Griffin’s first property in the Charlotte area. Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $18,440 purchase price, $16,789 represented the fair value of the real estate assets and $1,651 represented the fair value of the acquired intangible assets, comprised of the value of the in-place leases at the time of purchase and tenant relationship intangible assets (see Note 2). The intangible assets are included in other assets on Griffin’s consolidated balance sheet.

Real estate assets consist of:

	Estimated
	Useful Lives	Aug. 31, 2017	Nov. 30, 2016
Land		$20,403	$17,895
Land improvements	10 to 30 years	28,539	27,592
Buildings and improvements	10 to 40 years	179,788	164,353
Tenant improvements	Shorter of useful life or terms of related lease	26,590	21,925
Machinery and equipment	3 to 20 years	11,022	11,022
Construction in progress		5,266	1,659
Development costs		14,779	14,615
		286,387	259,061
Accumulated depreciation		(92,864)	(86,801)
		$193,523	$172,260

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
Depreciation expense	$2,283	$1,974	$6,490	$5,756

Capitalized interest	$26	$57	$26	$274

On August 24, 2017, Griffin closed on the previously contracted purchase of approximately 14 acres of undeveloped land in Upper Macungie Township, Lehigh County, Pennsylvania (the “Macungie Purchase”). The purchase price of $1,800 (excluding costs related to the purchase) was paid in cash at closing using the proceeds from the Southwick Land Sale that had been held in escrow (see below). The land acquired has all governmental approvals in place for Griffin’s planned development, on speculation, of an approximately 134,000 square foot industrial/warehouse building.

On August 4, 2017, Griffin completed the sale of approximately 76 acres (the “Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $2,100 before transaction costs and recorded a pretax gain of $1,890 on the Southwick Land Sale. The net cash proceeds of $1,943 from the Southwick Land Sale were placed in escrow for the acquisition of a replacement property as part of a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended  (a “1031 Like-Kind Exchange”) (see above).

On April 28, 2017, Griffin closed on the previously contracted sale of approximately 67 acres (the “2017 Phoenix Crossing Land Sale”) of undeveloped land in Phoenix Crossing, the approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Griffin received cash proceeds of $10,250 before transaction costs and recorded a pretax gain of $7,975 on the 2017 Phoenix Crossing

Land Sale. The net cash proceeds of $9,711 from the 2017 Phoenix Crossing Land Sale were placed in escrow and subsequently used for the acquisition of 215 International as part of a 1031 Like-Kind Exchange (see above).

In fiscal 2013, Griffin completed the sale of approximately 90 acres of undeveloped land in Phoenix Crossing for $8,968 in cash, before transaction costs (the “2013 Phoenix Crossing Land Sale”). Under the terms of the 2013 Phoenix Crossing Land Sale, Griffin was required to complete certain offsite improvements, primarily roadwork. As a result of Griffin's continued involvement with the land sold, the 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method. Accordingly, the revenue and pretax gain on the sale were recognized on a pro rata basis in a ratio equal to the percentage of the total costs incurred to the total anticipated costs of sale, including costs of the required roadwork. Costs included in determining the percentage of completion included the cost of the land sold, allocated master planning costs and the cost of road construction. As of August 31, 2017, Griffin had substantially completed the required improvements related to the 2013 Phoenix Crossing Land Sale; accordingly, all of the remaining revenue and pretax gain on the sale have been recognized in Griffin’s consolidated statements of operations. Griffin’s consolidated statements of operations for the 2017 nine month period include revenue of $104 and a pretax gain of $66 from the 2013 Phoenix Crossing Land Sale. The consolidated statements of operations for the 2016 second quarter reflected a reduction of $278 of previously recognized revenue on the 2013 Phoenix Crossing Land Sale that resulted from an increase in the estimated costs to complete the required road improvements made at that time. Therefore, the 2016 third quarter and 2016 nine month period reflected revenue of $751 and $473, respectively, and pretax gains of $558 and $280, respectively.  From the closing of the 2013 Phoenix Crossing Land Sale in fiscal 2013 through August 31, 2017, Griffin’s consolidated statements of operations have reflected total revenue of $8,968 and a total pretax gain of $6,674 from the 2013 Phoenix Crossing Land Sale.

On March 29, 2017, the full building tenant in an approximately 100,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the 2017 third quarter, Griffin entered into an Amendment to Lease (the “Amendment”) with this tenant. Under the terms of the Amendment, the tenant’s premises will be reduced to approximately 52,000 square feet prior to June 1, 2018, however, the per square foot rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same. The tenant has also agreed to pay a termination fee of $200 in monthly installments over the balance of the lease term. The Amendment was approved by the U.S. Bankruptcy Court subsequent to the end of the 2017 third quarter (see Note 9). Rental revenue from this tenant was $279 in the 2017 third quarter.

Real estate assets held for sale consist of:

	Aug. 31, 2017	Nov. 30, 2016
Land	$1,256	$264
Land improvements	354	—
Development costs	1,074	2,728
	$2,684	$2,992

In the 2017 nine month period, $1,757 was reclassified from real estate assets to real estate assets held for sale related to sales agreements currently under contract (see Note 8). Real estate assets held for sale were reduced in the 2017 nine month period by $2,065 related to property sales that closed.

4.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Aug. 31, 2017	Nov. 30, 2016
Variable rate, due October 2, 2017 *	$5,892	$6,034
Variable rate, due February 1, 2019 *	—	10,313
Variable rate, due January 27, 2020 *	3,510	3,606
Variable rate, due January 2, 2025 *	20,353	20,744
Variable rate, due May 1, 2026 *	13,930	14,187
Variable rate, due November 17, 2026 *	26,241	26,725
Variable rate, due March 1, 2027 *	11,891	—
Variable rate, due August 1, 2027 *	10,581	—
3.97%, due September 1, 2027	12,150	—
5.09%, due July 1, 2029	6,700	7,001
5.09%, due July 1, 2029	4,694	4,905
4.33%, due August 1, 2030	17,388	17,624
Nonrecourse mortgage loans prior to debt issuance costs	133,330	111,139
Debt issuance costs, net	(1,766)	(1,442)
Nonrecourse mortgage loans, net	$131,564	$109,697

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

On August 30, 2017, a subsidiary of Griffin closed on a $12,150 nonrecourse mortgage loan (the “2017 40|86 Mortgage”) with 40|86 Mortgage Capital, Inc. The 2017 40|86 Mortgage is collateralized by 215 International which Griffin acquired on June 9, 2017 (see Note 3) and has a ten year term with monthly principal payments based on a thirty year amortization schedule. The interest rate for the 2017 40|86 Mortgage is 3.97%.

On July 14, 2017, a subsidiary of Griffin closed on a $10,600 nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of $10,120 at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of that loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a  twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Mortgage is a variable rate consisting of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term. Griffin paid $341 in connection with the termination of the 2009 Berkshire Swap. The terms of the 2017 Berkshire Mortgage require that if the full building tenant at 100 International does not extend its lease when it expires in fiscal 2025, Griffin will enter into a master lease of the vacated space that would then be in effect until the due date of the 2017 Berkshire Mortgage.

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage loan (the “2017 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings in NE Tradeport aggregating approximately 275,000 square feet. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a variable rate consisting of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB for a notional principal amount of $12,000 at inception to effectively fix the interest rate at 4.45% for its full term. Under the terms of the 2017 PUB Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of two buildings that collateralize the 2017 PUB Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the due date of the 2017 PUB Mortgage.

On April 26, 2016, Griffin closed on a $14,350 nonrecourse mortgage loan (the “2016 PUB Mortgage") with PUB. The 2016 PUB Mortgage refinanced an existing mortgage loan (the “2009 PUB Mortgage”) with PUB that was due on August 1, 2019 and was collateralized by four industrial/warehouse buildings totaling approximately 240,000 square feet (14, 15, 16 and 40 International Drive) in NE Tradeport. The 2009 PUB Mortgage had a balance of $7,418 at the time of the refinancing and a variable interest rate consisting of the one month LIBOR rate plus 3.08%. At the time Griffin completed the 2009 PUB Mortgage, Griffin entered into an interest rate swap agreement with PUB to effectively fix the rate on the 2009 PUB Mortgage at 6.58% for the term of that loan. The 2016 PUB Mortgage is collateralized by the same four properties that collateralized the 2009 PUB Mortgage along with another approximately 98,000 square foot industrial/warehouse building (35 International Drive) in NE Tradeport. At the closing of the 2016 PUB Mortgage, Griffin received net mortgage proceeds of $6,932 (before transaction costs), which was net of the $7,418 used to repay the 2009 PUB Mortgage. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a variable rate consisting of the one month LIBOR rate plus 2.00%. At the time the 2016 PUB Mortgage closed, Griffin entered into another interest rate swap agreement with PUB that, combined with the existing interest rate swap agreement with PUB, effectively fixes the interest rate of the 2016 PUB Mortgage at 4.17% over the loan term. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

On December 10, 2015, Griffin received additional mortgage proceeds of $2,600 (the “Webster Earn-Out”) on the mortgage loan (the “2015 Webster Mortgage”) obtained by one of its subsidiaries with Webster Bank, N.A. (“Webster”) on an approximately 280,000 square foot industrial/warehouse building at 5220 Jaindl Boulevard (“5220 Jaindl”) in the Lehigh Valley of Pennsylvania. The 2015 Webster Mortgage closed on September 1, 2015, at which time initial proceeds of $11,500 (before transaction costs) were received. At the time the 2015 Webster Mortgage closed, Griffin had leased approximately 196,000 square feet of 5220 Jaindl. Griffin received the Webster Earn-Out when the tenant that leased that space exercised its option to lease the balance of the building. Subsequently, on November 17, 2016, Griffin closed on a new nonrecourse mortgage loan (the “2016 Webster Mortgage”) for $26,725. The 2016 Webster Mortgage refinanced the amount then outstanding under the 2015 Webster Mortgage and is now collateralized by 5220 Jaindl along with an adjacent approximately 252,000 square foot industrial/warehouse building. Griffin received mortgage proceeds of $13,000 (before transaction costs), net of $13,725 used to refinance the 2015 Webster Mortgage. The 2016 Webster Mortgage has a variable interest rate consisting of the one month LIBOR rate plus 1.70% and is due on November 17, 2026. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster that, combined with two existing swap agreements with Webster, effectively fixes the interest rate of the 2016 Webster Mortgage at 3.79% over the mortgage loan’s ten year term.

On December 11, 2015, Griffin received additional mortgage proceeds of $1,850 (the “KeyBank Earn-Out”) on the mortgage loan (the “KeyBank Mortgage”) obtained by two of its subsidiaries with KeyBank, N.A. (“KeyBank”), formerly First Niagara Bank, on its properties at 4270 Fritch Drive (“4270 Fritch”) and 4275 Fritch Drive (“4275 Fritch”) in the Lehigh Valley of Pennsylvania. The KeyBank Mortgage closed on December 31, 2014, at which time initial proceeds of $10,891 (before transaction costs) were received, in addition to $8,859 used to refinance the existing mortgage on 4275 Fritch with KeyBank. The KeyBank Mortgage is collateralized by 4270 Fritch, an approximately 303,000 square foot industrial/warehouse building, and 4275 Fritch, an adjacent approximately 228,000 square foot industrial/warehouse building. When the KeyBank Mortgage closed, approximately 201,000 square feet of 4270 Fritch was leased. The KeyBank Earn-Out was subsequently received by Griffin when the remaining vacant space of approximately 102,000 square feet was leased. The KeyBank Mortgage has a variable interest rate consisting of the one month LIBOR rate plus 1.95% and is due on January 2, 2025. At the time the KeyBank Earn-Out was received, Griffin entered into an interest rate swap agreement with KeyBank that, when combined with two existing swap agreements with KeyBank, effectively fixes the interest rate on the KeyBank Mortgage at 4.39% over the remainder of the mortgage loan’s ten year term.

As of August 31, 2017, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of August 31, 2017 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive loss will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2017 and 2016 nine month periods, Griffin recognized losses, included in accumulated other comprehensive loss, before taxes of $1,045 and $2,898 on its interest rate swap agreements. As of August 31, 2017, $1,101 was expected to be reclassified over the next twelve months from accumulated other comprehensive loss to interest expense. As of August 31, 2017, the net fair value of Griffin’s interest rate swap agreements was $2,429, with $18 included in other assets and $2,447 included in other liabilities on Griffin’s consolidated balance sheet.

On September 22, 2017, two subsidiaries of Griffin closed on the refinancing of a nonrecourse mortgage loan (the “2012 Webster Loan”) with Webster that was collateralized by 5 and 7 Waterside Crossing, two multi-story office buildings aggregating approximately 161,000 square feet in Griffin Center in Windsor, Connecticut. Immediately prior to the refinancing, the 2012 Webster Loan had a balance of $5,876 with a maturity date of October 2, 2017. The refinanced nonrecourse mortgage loan (the “2017 Webster Loan”) is for $4,375, has a five year term with monthly principal payments based on a twenty-five year amortization schedule and is collateralized by the same properties that collateralized the 2012 Webster Loan. The 2017 Webster Loan has a variable interest rate consisting of the one-month LIBOR rate plus 2.75%, but Griffin entered into an interest rate swap agreement with Webster that effectively fixes the interest rate on the 2017 Webster Loan at 4.72% over the term of the 2017 Webster Loan. The 2012 Webster Loan had a variable interest rate that was effectively fixed at 3.86% through an interest rate swap agreement with Webster. Griffin used cash on hand of $1,000 and $501 that had been held in escrow by Webster to repay a portion of the 2012 Webster Loan in connection with the refinancing.

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

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of August 31, 2017, the Webster Credit Line secured certain unused standby letters of credit aggregating $1,723 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
Net income (loss)	$1,329	$(49)	$5,117	$(763)

Weighted average shares outstanding for computation of basic per share results	5,001,000	5,093,000	5,013,000	5,132,000
Incremental shares from assumed exercise of Griffin stock options (a)	27,000	—	24,000	—
Adjusted weighted average shares for computation of diluted per share results	5,028,000	5,093,000	5,037,000	5,132,000

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

Stock options issued will expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2017 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin employees:

	For the Nine Months Ended
	Aug. 31, 2017		Aug. 31, 2016
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Employees	5,000	$11.13	101,450	$7.51 - 11.65
Non-employee directors	6,570	$13.49	8,409	$11.30
	11,570		109,859

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in the 2017 and 2016 nine month periods were as follows:

For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016
Expected volatility	32.7 to 39.6%	32.9 to 41.1%
Risk free interest rates	2.1 to 2.2%	1.2 to 1.5%
Expected option term (in years)	7.5 to 8.5	5 to 8.5
Annual dividend yield	0.8 to 0.9%	0.9%

Number of option holders at August 31, 2017	31

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
Compensation expense	$90	$71	$260	$185

Related tax benefit	$19	$17	$59	$41

For all periods presented, the forfeiture rate for directors was 0%, forfeiture rates for executives ranged from 17.9% to 22.6% and forfeiture rates for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

As of August 31, 2017, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2017	$90
Fiscal 2018	$340
Fiscal 2019	$234
Fiscal 2020	$112
Fiscal 2021	$34

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Nine Months Ended
	August 31, 2017		August 31, 2016
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	324,546	$29.23	225,727	$30.47
Granted	11,570	$30.59	109,859	$26.83
Forfeited	(2,354)	$36.82	(11,040)	$30.73
Outstanding at end of period	333,762	$29.22	324,546	$29.23

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	August 31, 2017	Exercise Price	(in years)	Value
$23.00 - $28.00	124,543	$26.67	8.2	$957
$28.00 - $32.00	128,248	$29.07	4.3	677
$32.00 - $39.00	80,971	$33.40	1.1	77
	333,762	$29.22	5.0	$1,711

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of the following:

	For the Nine Months Ended Aug. 31, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive (loss) income before reclassifications	(1,322)	159	(1,163)
Amounts reclassified	636	(172)	464
Net activity for other comprehensive loss	(686)	(13)	(699)
Balance August 31, 2017	$(1,748)	$—	$(1,748)

	For the Nine Months Ended Aug. 31, 2016
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(1,825)	(593)	(2,418)
Amounts reclassified	646	—	646
Net activity for other comprehensive loss	(1,179)	(593)	(1,772)
Balance August 31, 2016	$(2,923)	$66	$(2,857)

The components of other comprehensive loss are as follows:

	For the Three Months Ended
	August 31, 2017			August 31, 2016
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$326	$(117)	$209	$348	$(129)	$219
Realized gain on sale of Centaur Media (gain on sale)	(281)	109	(172)	—	—	—
Total reclassifications included in net income (loss)	45	(8)	37	348	(129)	219

Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	(11)	3	(8)	(108)	37	(71)
Mark to market adjustment on Centaur Media for a decrease in fair value	(39)	14	(25)	(283)	100	(183)
Decrease in fair value adjustments on Griffin’s cash flow hedges	(1,087)	390	(697)	(1,129)	419	(710)

Total change in other comprehensive loss	(1,137)	407	(730)	(1,520)	556	(964)

Other comprehensive loss	$(1,092)	$399	$(693)	$(1,172)	$427	$(745)

	For the Nine Months Ended
	August 31, 2017			August 31, 2016
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$1,007	$(371)	$636	$1,025	$(379)	$646
Realized gain on sale of Centaur Media (gain on sale)	(281)	109	(172)	—	—	—
Total reclassifications included in net income (loss)	726	(262)	464	1,025	(379)	646

Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	25	(9)	16	(181)	63	(118)
Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	220	(77)	143	(731)	256	(475)
Decrease in fair value adjustments on Griffin’s cash flow hedges	(2,052)	730	(1,322)	(2,898)	1,073	(1,825)

Total change in other comprehensive loss	(1,807)	644	(1,163)	(3,810)	1,392	(2,418)

Other comprehensive loss	$(1,081)	$382	$(699)	$(2,785)	$1,013	$(1,772)

Stock Repurchases

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, starting on May 11, 2016, Griffin could repurchase up to $5,000 of its outstanding common stock over a twelve month period in privately negotiated transactions. The stock repurchase program expired on May 10, 2017. In fiscal 2017, prior to the expiration of the stock repurchase program, Griffin repurchased 47,173 shares of its outstanding common stock for $1,474. Including the stock repurchased  in fiscal 2016, Griffin repurchased a total of 152,173 shares for $4,828 under the stock repurchase program.

Cash Dividend

Griffin did not declare a cash dividend in the 2017 or 2016 nine month periods. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter. During the 2016 first quarter, Griffin paid $1,546 for the cash dividend declared in the 2015 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

In the 2017 third quarter, Griffin sold its 1,952,462 shares in Centaur Media plc (“Centaur Media”) for cash proceeds of $1,216, after transaction costs,  which resulted in a pretax gain of $275. Accordingly, Griffin no longer owned any shares of common stock in Centaur Media as of August 31, 2017.

Griffin's investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in accumulated other comprehensive loss (see Note 6). Griffin did not sell any Centaur Media common stock in the 2016 nine month period.

Griffin’s investment in Centaur Media was included in other assets on Griffin’s consolidated balance sheet. The fair value, cost and unrealized loss of Griffin’s investment in Centaur Media were as follows:

Nov. 30, 2016
Fair value	$977
Cost	1,014
Unrealized loss	$(37)

Other Assets

Griffin's other assets are comprised of the following:

	Aug. 31, 2017	Nov. 30, 2016
Deferred rent receivable	$5,190	$4,474
Deferred leasing costs	4,682	4,746
Prepaid expenses	4,369	2,333
Intangible assets, net	1,790	247
Lease receivables from tenants	1,242	369
Mortgage escrows	751	717
Property and equipment, net	290	280
Deposits and other expenditures related to potential real estate acquisitions	68	497
Deferred financing costs related to the Webster Credit Line	64	117
Interest rate swap assets	18	207
Available-for-sale securities	—	977
Other	132	199
Total other assets	$18,596	$15,163

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Aug. 31, 2017	Nov. 30, 2016
Accrued construction costs and retainage	$3,009	$1,252
Accrued interest payable	454	390
Accrued salaries, wages and other compensation	430	725
Trade payables	353	573
Accrued lease commissions	149	487
Other	702	713
Total accounts payable and accrued liabilities	$5,097	$4,140

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Aug. 31, 2017	Nov. 30, 2016
Deferred compensation plan	$4,846	$4,334
Interest rate swap liabilities	2,447	1,892
Prepaid rent from tenants	1,078	938
Security deposits of tenants	583	413
Conditional asset retirement obligations	288	288
Land sale deposit	155	—
Other	75	78
Total other liabilities	$9,472	$7,943

Supplemental Cash Flow Information

In the 2017 nine month period, Griffin received $3,535 of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”). The proceeds from the Griffin Center Land Sale were deposited into escrow at the time the sale closed for the potential purchase of a replacement property in a 1031 Like-Kind Exchange. As a replacement property was not acquired in the time period required under the applicable tax code, the sale proceeds were returned to Griffin.

An increase of $245 in fiscal 2017 prior to the sale of the remaining shares and a decrease of $912 in the 2016 nine month period in Griffin’s investment in Centaur Media reflect the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,757 and $293 in the 2017 nine month period and 2016 nine month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
Aug. 31, 2017	Aug. 31, 2016	Aug. 31, 2017	Aug. 31, 2016
$1,309	$1,098	$3,861	$3,334

Income Taxes

Griffin’s effective income tax provision rate was 35.4% for the 2017 nine month period as compared to an income tax benefit rate of 21.2% for the 2016 nine month period. The effective tax provision rate for the 2017 nine month period reflects the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2017 nine month period is based on management’s projections of pretax results for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change. The income tax benefit for the 2016 nine month period reflected the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby the future usage of state net operating loss carryforwards is limited to 50% of taxable income. Therefore, in the 2016 nine month period, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards.

8.    Commitments and Contingencies

As of August 31, 2017, Griffin had committed purchase obligations of approximately $3,712, principally related to the construction of an approximately 137,000 square foot industrial/warehouse building in NE Tradeport and the development of other Griffin properties.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7,700. The buyer may extend the option period for up to three years upon payment of additional option fees. In the 2017 first quarter, the buyer paid $80 of additional option fees to extend its option period through January 2018. The land subject to the Simsbury Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land,  which is to generate solar electricity. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to obtaining governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after August 31, 2017, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended August 31, 2017, other than the disclosures herein.

On March 29, 2017, the full building tenant in an approximately 100,000 square foot industrial/warehouse building in NE Tradeport filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the 2017 third quarter, Griffin entered into an Amendment to Lease (the “Amendment”) with this tenant. Under the terms of the Amendment, the tenant’s premises will be reduced to approximately 52,000 square feet  prior to June 1, 2018, however, the per square foot rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same. The Amendment was approved by the U.S. Bankruptcy Court on September 5, 2017 (see Note 3).

Subsequent to August 31, 2017, Griffin entered into an agreement to purchase an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for $2,600 in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Concord Land, which is located near 215 International. The amount of industrial/warehouse space to be developed there will be based upon findings during due diligence. Closing of this purchase, anticipated to take place in fiscal 2018, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Concord Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

See Note 4 for disclosure of the subsequent event related to the closing of a nonrecourse mortgage loan on September 22, 2017.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations, valuation of derivative instruments and the estimated costs to complete required offsite improvements related to land sold. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2017 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2016.

Summary

For the three months ended August 31, 2017 (the “2017 third quarter”), Griffin had net income of approximately $1.3 million as compared to a net loss of less than $0.1 million for the three months ended August 31, 2016 (the “2016 third quarter”). The net income in the 2017 third quarter, as compared to a net loss in the 2016 third quarter, principally reflected an increase in operating income to approximately $3.2 million in the 2017 third quarter from approximately $1.1 million in the 2016 third quarter and a gain from the sale of Griffin’s holdings of the common stock of Centaur Media plc (“Centaur”) of approximately $0.3 million in the 2017 third quarter. The approximately $2.1 million increase in operating income in the 2017 third quarter over the 2016 third quarter and the gain on the sale of Centaur common stock were partially offset by an approximately $0.3 million increase in interest expense in the 2017 third quarter as compared to the 2016 third quarter and an income tax provision of approximately $0.7 million in the 2017 third quarter as compared to an income tax benefit of less than $0.1 million in the 2016 third quarter.

The approximately $2.1 million increase in operating income in the 2017 third quarter over the 2016 third quarter reflected: (a) an increase of approximately $1.1 million in profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties); and (b) an increase of approximately $1.4 million of gain from property sales (revenue from property sales less costs related to property sales); partially offset by (c) an increase of approximately $0.4 million in depreciation and amortization expense. General and administrative expenses were essentially unchanged in the 2017 third quarter as compared to the 2016 third quarter.

The increase in profit from leasing activities in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected higher rental revenue in the 2017 third quarter as a result of more space under lease in the 2017 third quarter than the 2016 third quarter. The increase in gain from property sales in the 2017 third quarter, as compared to the 2016 third quarter, was driven by the sale in the 2017 third quarter of approximately 76 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”). The higher depreciation and amortization expense in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected depreciation and amortization expense on 215 International Drive (“215 International”) and 5210 Jaindl Boulevard (“5210 Jaindl”). 215 International is an approximately 277,000 square foot industrial/warehouse building in the Charlotte, North Carolina area that was acquired on June 9, 2017. 5210 Jaindl is an approximately 252,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was completed and placed in service in the 2016 third quarter. The higher interest expense in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected an increase in the amount outstanding under Griffin’s mortgage loans in the 2017 third quarter as compared to the 2016 third quarter. The income tax provision in the 2017 third quarter, as compared to an income tax benefit in the 2016 third quarter, reflected having pretax income in the 2017 third quarter as compared to incurring a pretax loss in the 2016 third quarter.

For the nine months ended August 31, 2017 (the “2017 nine month period”), Griffin had net income of approximately $5.1 million as compared to a net loss of approximately $0.8 million for the nine months ended August 31, 2016 (the “2016 nine month period”). The net income in the 2017 nine month period, as compared to a net loss in the 2016 nine month period, principally reflected an increase in operating income to approximately $11.8 million in the 2017 nine month period from approximately $2.2 million in the 2016 nine month period and a gain from the sale of Griffin’s investment in Centaur of approximately $0.3 million in the 2017 nine month period. The approximately $9.6 million increase in operating income and the gain on the sale of Centaur common stock were partially offset by an approximately $0.9 million increase in interest expense in the 2017 nine month period, as compared to the 2016 nine month period, a gain of approximately $0.1 million on the sale of assets in the 2016 nine month period and an income tax provision of approximately $2.8 million in the 2017 nine month period as compared to an income tax benefit of approximately $0.2 million in the 2016 nine month period.

The approximately $9.6 million increase in operating income in the 2017 nine month period over the 2016 nine month period reflected: (a) an increase of approximately $9.8 million of gain from property sales; and (b) an increase of approximately $1.4 million in profit from leasing activities; partially offset by (c) an increase of approximately $0.8 million in depreciation and amortization expense; and (d) an increase of approximately $0.7 million in general and administrative expenses. The increase in the gain from property sales was driven by a gain of approximately $8.0 million from the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”), an approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut and a gain of approximately $1.9 million from the Southwick Land Sale during the 2017 nine month period. The increase in profit from leasing activities in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected higher rental revenue in the 2017 nine month period as a result of more space under lease in the 2017 nine month period than the 2016 nine month period. The higher depreciation and amortization expense in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected depreciation and amortization expense related to 5210 Jaindl and 215 International. The increase in general and administrative expenses in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected the write-off of costs incurred for a potential purchase of undeveloped land that was not completed and higher expenses related to Griffin’s non-qualified deferred compensation plan. The higher interest expense in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected less capitalized interest in the 2017 nine month period than the 2016 nine month period and an increase in the amount outstanding under Griffin’s mortgage loans in the 2017 nine month period as compared to the 2016 nine month period. The income tax provision in the 2017 nine month period, as compared to an income tax benefit in the 2016 nine month period, reflected having pretax income in the 2017 nine month period as compared to incurring a pretax loss in the 2016 nine month period.

Results of Operations

2017 Third Quarter Compared to 2016 Third Quarter

Total revenue increased to approximately $10.0 million in the 2017 third quarter from approximately $7.3 million in the 2016 third quarter, reflecting increases in revenue from property sales and rental revenue of approximately $1.4 million and $1.3 million, respectively.

Rental revenue increased to approximately $7.8 million in the 2017 third quarter from approximately $6.5 million in the 2016 third quarter. The approximately $1.3 million increase in rental revenue in the 2017 third quarter over the 2016 third quarter was principally due to: (a) an increase of approximately $0.6 million from leasing previously vacant space; (b) an increase of approximately $0.5 million from 5210 Jaindl Boulevard (“5210 Jaindl”), which was placed in service in the fiscal 2016 third quarter and fully leased in fiscal 2016, with tenants taking occupancy and rental revenue starting in the fiscal 2017 first quarter; (c) approximately $0.3 million of rental revenue from 215 International, the industrial/warehouse building acquired on June 9, 2017; and (d) an increase of approximately $0.1 million from all other rental revenue; partially offset by a decrease of approximately $0.2 million from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of August 31, 2016	3,297,000	2,893,000	88%
As of November 30, 2016	3,297,000	3,066,000	93%
As of August 31, 2017	3,574,000	3,436,000	96%

The increase of approximately 277,000 square feet in Griffin’s total square footage as of August 31, 2017, as compared to November 30, 2016 and August 31, 2016, reflected the 2017 third quarter acquisition of 215 International, an industrial/warehouse building in Concord, North Carolina, Griffin’s first property in the greater Charlotte area. 215 International was 74% leased when acquired, and Griffin subsequently leased the balance of the building in the 2017 third quarter. The net increase of approximately 369,000 square feet in space leased as of August 31, 2017, as compared to November 30, 2016, reflected the acquisition of the approximately 277,000 square feet in 215 International and two new leases of industrial/warehouse space aggregating approximately 104,000 square feet in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, partially offset by the expiration of an approximately 12,000 square foot lease of office/flex space in Griffin Center South in Bloomfield, Connecticut.

As of August 31, 2017, Griffin’s approximately 3,141,000 square feet of industrial/warehouse space, which comprised approximately 88% of Griffin’s total square footage, was essentially fully leased. In the 2017 third quarter, Griffin started construction on an approximately 137,000 square foot industrial/warehouse building in NE Tradeport (see Liquidity and Capital Resources section below). Griffin’s office/flex buildings, which aggregate approximately 433,000 square feet, were approximately 71% leased as of August 31, 2017. In the 2017 third quarter, Griffin entered into a lease amendment (the “Lease Amendment”) with the full building tenant that is leasing an approximately 100,000 square foot industrial/warehouse building in NE Tradeport. The tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the 2017 second quarter. Under the terms of the Lease Amendment, the tenant’s premises will be reduced to approximately 52,000 square feet prior to June 1, 2018, however the per square foot rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same. The tenant has also agreed to pay a termination fee of $0.2 million in monthly installments over the balance of the lease term. Subsequent to the end of the 2017 third quarter, the Lease Amendment became effective upon approval by the U.S. Bankruptcy Court. Rental revenue from this tenant was approximately $0.3 million in the 2017 third quarter.

All of Griffin’s Connecticut properties are in the north submarket of Hartford. Through the end of the 2017 nine month period, the industrial/warehouse real estate market where Griffin’s Connecticut industrial/warehouse properties are located remained strong. The Marketview Report of CBRE Group, Inc. (“CBRE”), a national real estate services company, stated that for the first six months of 2017, absorption of industrial space in Hartford’s north submarket was approximately 500,000 square feet, with a vacancy rate under 6%. The real estate market for office/flex space where Griffin’s Connecticut office/flex properties are located remained weak during the 2017 nine month period. The Lehigh Valley industrial real estate market was strong during the 2017 nine month period, as the vacancy rate as of June 30, 2017, reported by CBRE, remained below 5% there. The Charlotte, North Carolina industrial real estate market is strong. CBRE’s Marketview Report for Charlotte stated that high absorption has resulted in a June 30, 2017 vacancy rate under 5% there.  There is no guarantee that an active or strong real estate market will result in leasing space that was vacant as of August 31, 2017 or space that becomes vacant subsequent to August 31, 2017.

Revenue from property sales increased to approximately $2.2 million in the 2017 third quarter from approximately $0.8 million in the 2016 third quarter. Property sales revenue in the 2017 third quarter reflected $2.1 million from the Southwick Land Sale and approximately $0.1 million from the sale of an undeveloped residential lot in Suffield, Connecticut. The costs related to the Southwick Land Sale and the residential lot that was sold were approximately $0.2 million and less than $0.1 million, respectively, resulting in pretax gains of approximately $1.9 million and less than $0.1 million, respectively. Griffin did not complete any property sales in the 2016 third quarter. Revenue from property sales of approximately $0.8 million in the 2016 third quarter reflected the recognition of revenue from the sale of approximately 90 acres of undeveloped land in Phoenix Crossing (the “2013 Phoenix Crossing Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”) and was accounted for under the percentage of completion method whereby revenue and gain was recognized as costs related to the 2013 Phoenix Crossing Land Sale (initial land costs and required offsite improvements) were incurred. Under the terms of the 2013 Phoenix Crossing Land Sale, Griffin constructed roads to connect the land sold to existing town roads. Accordingly, because of Griffin’s continued involvement with the land that was sold, the 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method. In the 2016 third quarter, costs related to the 2013 Phoenix Crossing Land Sale were approximately $0.2 million, resulting in approximately $0.6 million of gain from the 2013 Phoenix Crossing Land Sale recognized in the 2016 third quarter. Griffin substantially completed the required offsite improvements under the terms of the 2013 Phoenix Crossing Land Sale in the fiscal 2017 second quarter (the “2017 second quarter”). From the closing of the 2013 Phoenix Crossing Land Sale through the end of the 2017 second quarter, Griffin recognized total revenue of approximately $9.0 million and a total pretax gain of approximately $6.7 million from the 2013 Phoenix Crossing Land Sale. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.1 million in the 2017 third quarter from approximately $2.0 million in the 2016 third quarter. The approximately $0.1 million increase in operating expenses of rental properties in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected approximately $0.1 million of expenses at 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter and 215 International.

Depreciation and amortization expense increased to approximately $2.6 million in the 2017 third quarter from approximately $2.2 million in the 2016 third quarter. The approximately $0.4 million increase in depreciation and amortization expense in the 2017 third quarter, as compared to the 2016 third quarter, reflected depreciation and amortization expense of approximately $0.2 million related to 215 International, approximately $0.1 million related to 5210 Jaindl and approximately $0.1 million across all other properties.

Griffin’s general and administrative expenses decreased to approximately $1.7 million in the 2017 third quarter from approximately $1.8 million in the 2016 third quarter. The approximately $0.1 million decrease in general and administrative expenses in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected a decrease of approximately $0.1 million related to Griffin’s non-qualified deferred compensation plan. The lower expense related to Griffin’s non-qualified deferred compensation plan reflected a smaller increase in the non-qualified deferred compensation plan liability in the 2017 third quarter, as compared to the 2016 third quarter, as a result of the effect of lower returns on participant balances in the 2017 third quarter than in the 2016 third quarter.

Griffin’s interest expense increased to approximately $1.4 million in the 2017 third quarter from approximately $1.2 million in the 2016 third quarter. The approximately $0.2 million increase in interest expense in the 2017 third quarter, as compared to the 2016 third quarter, principally reflected interest expense of approximately $0.2 million on two nonrecourse mortgage loans outstanding in the 2017 third quarter that were entered into subsequent to the end of the 2016 third quarter.

In the 2017 third quarter, Griffin sold its holdings of the common stock of Centaur for cash proceeds of approximately $1.2 million and a pretax gain of approximately $0.3 million. The approximately $0.1 million gain on the sale of assets in the 2016 third quarter was from the disposition of certain fully depreciated equipment.

Griffin’s income tax provision was approximately $0.7 million in the 2017 third quarter as compared to an income tax benefit of less than $0.1 million in the 2016 third quarter. The income tax provision in the 2017 third quarter reflects an effective tax rate of 34.6% on pretax income of approximately $2.0 million. The income tax benefit in the 2016 third quarter reflects an effective tax rate of 32.9% on the pretax loss of less than $0.1 million incurred in the 2016 third quarter.

2017 Nine Month Period Compared to 2016 Nine Month Period

Total revenue increased to approximately $35.0 million in the 2017 nine month period from approximately $20.5 million in the 2016 nine month period, reflecting increases in property sales revenue and rental revenue of approximately $12.5 million and $2.1 million, respectively. Revenue from property sales increased to approximately $13.0 million in the 2017 nine month period as compared to approximately $0.5 million in the 2016 nine month period.

Rental revenue increased to approximately $22.1 million in the 2017 nine month period from approximately $20.0 million in the 2016 nine month period. The approximately $2.1 million increase in rental revenue in the 2017 nine month period over the 2016 nine month period was principally due to: (a) an increase of approximately $1.4 million from leasing previously vacant space; (b) an increase of approximately $1.3 million from 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter and fully leased in fiscal 2016, with tenants taking occupancy and rental revenue starting in the fiscal 2017 first quarter; (c) approximately $0.3 million of rental revenue from 215 International, the industrial/warehouse building acquired on June 9, 2017; and (d) approximately $0.1 million from all other changes in rental revenue; partially offset by a decrease of approximately $0.9 million from leases that expired.

Revenue from property sales increased to approximately $13.0 million in the 2017 nine month period as compared to approximately $0.5 million in the 2016 nine month period. Property sales revenue in the 2017 nine month period reflected approximately $10.3 million from the 2017 Phoenix Crossing Land Sale, $2.1 million from the Southwick Land Sale, approximately $0.5 million from two smaller land sales and approximately $0.1 million from the 2013 Phoenix Crossing Land Sale. The costs related to the 2017 Phoenix Crossing Land Sale, the Southwick Land Sale and the two smaller land sales were approximately $2.3 million, $0.2 million and $0.4 million, respectively, resulting in pretax gains of approximately $8.0 million, $1.9 million and $0.1 million, respectively. Griffin did not complete any property sales in the 2016 nine month period. Revenue from property sales of approximately $0.5 million in the 2016 nine month period reflected the recognition of revenue from the 2013 Phoenix Crossing Land Sale. In the 2016 nine month period, costs related to the 2013 Phoenix Crossing Land Sale were approximately $0.2 million, resulting in an approximately $0.3 million gain from the 2013 Phoenix Crossing Land Sale recognized in the 2016 nine month period. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $6.8 million in the 2017 nine month period from approximately $6.1 million in the 2016 nine month period. The approximately $0.7 million increase in operating expenses of rental properties in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected approximately $0.3 million of expenses at 5210 Jaindl, which was placed in service in the fiscal 2016 third quarter, approximately $0.1 million of expenses at 215 International, which was acquired on June 9, 2017, and an increase of approximately $0.3 million across all other properties, due principally to higher snow removal expenses in the 2017 nine month period as a result of more severe winter weather in the 2017 nine month period than the 2016 nine month period.

Depreciation and amortization expense increased to approximately $7.4 million in the 2017 nine month period from approximately $6.5 million in the 2016 nine month period. The approximately $0.9 million increase in depreciation and amortization expense in the 2017 nine month period, as compared to the 2016 nine month period, reflected depreciation and amortization expense of approximately $0.5 million related to 5210 Jaindl, approximately $0.2 million related to 215 International and an increase in depreciation and amortization expense of approximately $0.2 million across all other buildings.

Griffin’s general and administrative expenses increased to approximately $6.1 million in the 2017 nine month period from approximately $5.4 million in the 2016 nine month period. The approximately $0.7 million increase in general and administrative expenses in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected the write-off of approximately $0.3 million of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that was not completed, approximately $0.2 million in higher expenses related to Griffin’s non-qualified deferred compensation plan, approximately $0.1 million of expenses related to the acquisition of 215 International and an increase of approximately $0.1 million in all other general and administrative expenses. The higher expense related to Griffin’s non-qualified deferred compensation plan reflected a greater increase in the non-qualified deferred compensation plan liability in the 2017 nine month period as compared to the 2016 nine month period as a result of the effect of higher returns on participant balances in the 2017 nine month period as compared to the 2016 nine month period.

Griffin’s interest expense increased to approximately $4.2 million in the 2017 nine month period from approximately $3.3 million in the 2016 nine month period. The approximately $0.9 million increase in interest expense in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected interest expense of approximately $0.5 million on two nonrecourse mortgage loans outstanding in the 2017 nine month period that closed subsequent to the end of the 2016 nine month period and approximately $0.3 million less interest capitalized in the 2017 nine month period as compared to the 2016 nine month period.

In the 2017 third quarter, Griffin sold its holdings of the common stock of Centaur for cash proceeds of approximately $1.2 million and a pretax gain of approximately $0.3 million. The gain on sale of assets in the 2016 nine month period was from the disposition of certain fully depreciated equipment.

Griffin’s income tax provision was approximately $2.8 million in the 2017 nine month period as compared to an income tax benefit of approximately $0.2 million in the 2016 nine month period. The income tax provision in the 2017 nine month period reflected an effective tax rate of 35.4% on pretax income of approximately $7.9 million. The income tax benefit in the 2016 nine month period reflected an effective tax rate of 21.2% on the pretax loss of approximately $1.0 million incurred in the 2016 nine month period. The effective income tax benefit rate in the 2016 nine month period included a charge of approximately $0.2 million for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards as a result of a change in Connecticut tax law, effective for Griffin in fiscal 2016, that limits the future usage of loss carryforwards to 50% of taxable income. The charge for the reduction of the expected realization rate of tax benefits from Connecticut state net operating loss carryforwards reduced the effective tax benefit rate for the 2016 nine month period by approximately 17%. The effective tax rate for the 2017 nine month period is based on management’s projection of operating results for the fiscal 2017 full year. To the extent that actual results differ from current projections, the effective tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $5.7 million in the 2017 nine month period as compared to approximately $3.5 million in the 2016 nine month period. The approximately $2.2 million increase in net cash provided by operating activities in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected an increase in cash provided by changes in assets and liabilities in the 2017 nine month period as compared to the 2016 nine month period. Cash provided by Griffin’s net income/(loss) as adjusted for gains on property sales and noncash expenses and credits was essentially unchanged in the 2017 nine month period as compared to the 2016 nine month period. The increase in profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties) in the 2017 nine month period of approximately $1.4 million was partially offset by the approximately $0.9 million increase in interest expense and an approximately $0.7 million increase in general and administrative expenses, a portion of which were noncash and reflected in the favorable changes in assets and liabilities.

The approximately $2.2 million increase in cash from changes in assets and liabilities in the 2017 nine month period, as compared to the 2016 nine month period, principally reflected favorable changes in both deferred revenue and other liabilities of approximately $2.6 million and $0.6 million, respectively, partially offset by unfavorable changes in both accounts payable and accrued liabilities and other assets of approximately $0.8 million and $0.2 million, respectively, in the 2017 nine month period as compared to the 2016 nine month period. The increase in deferred revenue in the 2017 nine month period principally reflected cash received from tenants for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms. The favorable change in other liabilities in the 2017 nine month period principally reflected the increase of Griffin’s non-qualified deferred compensation plan liability, reflected in general and administrative expenses, as a result of the increase in participant balances in the 2017 nine month period. The unfavorable change in accounts payable and accrued liabilities in the 2017 nine month period reflected the reduction of accounts payable and accrued liabilities and was due to the timing of payments.

Net cash used in investing activities was approximately $13.7 million in the 2017 nine month period as compared to approximately $13.9 million in the 2016 nine month period. The net cash used in investing activities in the 2017 nine month period reflected: (a) approximately $18.4 million for the acquisition of 215 International; (b) cash payments of approximately $11.0 million for additions to real estate assets; and (c) cash payments of approximately $1.1 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $12.1 million from property sales; (e) approximately $3.4 million of cash proceeds from property sales returned from escrow; and (f) approximately $1.2 million of cash received from the sale of Centaur common stock. The approximately $12.1 million of cash proceeds from property sales reflected approximately $9.7 million from the 2017 Phoenix Crossing Land Sale, approximately $1.9 million from the Southwick Land Sale and approximately $0.5 million from two smaller land sales. The approximately $3.4 million of net cash proceeds from property sales returned from escrow was from a land sale in fiscal 2016 whereby the cash proceeds were deposited into escrow at closing for the potential purchase of a replacement property in a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (a  “1031 Like-Kind Exchange”). The net cash proceeds were returned to Griffin in the 2017 nine month period because a replacement property was not acquired in the time period required under a 1031 Like-Kind Exchange.

On June 9, 2017, Griffin paid cash of approximately $18.4 million (net of allowances) for the acquisition of 215 International, using the approximately $9.7 million of proceeds from the 2017 Phoenix Crossing Land Sale that were held in escrow for a 1031 Like-Kind Exchange, with the balance of approximately $8.7 million paid from cash on hand. Subsequent to the acquisition, Griffin closed on a nonrecourse mortgage loan of $12.15 million collateralized by 215 International (see below).

Cash payments of approximately $11.0 million for additions to real estate assets in the 2017 nine month period reflected the following:

Tenant and building improvements related to leasing	$6.1 million
Purchase of undeveloped land	$2.4 million
New building construction (including site work)	$2.2 million
Development costs and infrastructure improvements	$0.3 million

Cash payments for tenant and building improvements in the 2017 nine month period related to new leases signed in the latter part of fiscal 2016 and the 2017 nine month period. Cash of approximately $2.4 million paid for the purchase of undeveloped land in the 2017 nine month period reflected the purchase of an approximately 14 acre site in Upper Macungie Township, Lehigh County, Pennsylvania that had been under agreement. The closing on this purchase took place upon Griffin obtaining all governmental approvals for its planned development, on speculation, of an approximately 134,000 square foot industrial/warehouse building on the land acquired. Griffin expects to begin site work in the fiscal 2017 fourth quarter with building construction anticipated to begin in the fiscal 2018 first quarter. Griffin expects to spend approximately $6.8 million for site work and construction of the building shell. Cash payments for the start of new building construction in the 2017 nine month period were for an approximately 137,000 square foot industrial/warehouse building at 330 Stone Road (“330 Stone”) in NE Tradeport being built on speculation. Griffin expects to spend a total of approximately $7.4 million for the building shell and related site work on construction of 330 Stone, and expects to complete construction of the building in the fiscal 2017 fourth quarter. Griffin has completed a lease for approximately 74,000 square feet of 330 Stone with a tenant that currently leases approximately 39,000 square feet in one of Griffin’s other NE Tradeport industrial/warehouse buildings. Cash payments of approximately $1.1 million in the 2017 nine month period for deferred leasing costs and other uses reflected approximately $1.0 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of property and equipment.

The net cash of approximately $13.9 million used in investing activities in the 2016 nine month period reflected cash payments of approximately $13.4 million for additions to real estate assets and approximately $0.5 million for deferred leasing costs and other uses.

Cash payments for additions to real estate assets in the 2016 nine month period reflected the following:

New building construction (including site work)	$8.6 million
Tenant and building improvements related to leasing	$4.3 million
Development costs and infrastructure improvements	$0.5 million

Cash payments in the 2016 nine month period for new building construction reflected the construction, on speculation, of 5210 Jaindl, which was started in the fiscal 2015 fourth quarter and completed in the fiscal 2016 third quarter. Through August 31, 2016, Griffin had made total cash payments of approximately $11.4 million for the direct site work and building shell for 5210 Jaindl. Cash payments in the 2016 nine month period for tenant and building improvements principally reflect tenant improvement work related to leases signed in the latter part of fiscal 2015 and the 2016 nine month period. The cash spent on development costs and infrastructure improvements in the 2016 nine month period principally reflected road improvements related to the 2013 Phoenix Crossing Land Sale. The cash spent on deferred leasing costs and other in the 2016 nine month period principally reflected lease commissions paid to real estate brokers for new leases.

Net cash provided by financing activities was approximately $18.3 million in the 2017 nine month period as compared to approximately $6.1 million in the 2016 nine month period. The net cash provided by financing activities in the 2017 nine month period reflected proceeds of $34.75 million from new mortgage loans (see below); partially offset by: (a) approximately $12.6 million of principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 nine month period; (c) approximately $1.5 million paid for the repurchase of common stock; (d) approximately $0.5 million of payments for debt issuance costs; and (e) a payment of approximately $0.3 million for the termination of an interest rate swap agreement. The net cash provided by financing activities in the 2016 nine month period reflected $18.8 million of proceeds from new mortgage loans and $0.6 million of mortgage proceeds released from escrow, partially offset by: (w) approximately $9.4 million of principal payments on mortgage loans; (x) approximately $1.9 million paid for the repurchase of common stock; (y) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2015 fourth quarter and paid in the 2016 nine month period; and (z) approximately $0.4 million of payments for debt issuance costs. The principal payments on mortgage loans in the 2017 and 2016 nine month periods included approximately $10.1 million and approximately $7.4 million, respectively, for repayment of mortgage loans that were refinanced and approximately $2.4 million and approximately $2.0 million, respectively, of recurring principal payments.

On August 30, 2017, a subsidiary of Griffin closed on a $12.15 million nonrecourse mortgage (the “2017 40|86 Mortgage”) with 40|86 Mortgage Capital, Inc. The 2017 40|86 Mortgage is collateralized by 215 International, which Griffin acquired on June 9, 2017. The 2017 40|86 mortgage has an interest rate of 3.97% and a ten year term with monthly principal payments based on a thirty year amortization schedule.

On July 14, 2017, a subsidiary of Griffin closed on a $10.6 million nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of approximately $10.1 million at the time of the refinancing and a variable interest rate consisting of the one month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of the loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to the closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it expires. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Loan is a variable rate consisting of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term. Griffin paid approximately $0.3 million in connection with the termination of the 2009 Berkshire Swap.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage loan (the “2017 PUB Mortgage”) with People’s United Bank, N.A. (“PUB”). The 2017 PUB Mortgage is collateralized by two industrial/warehouse buildings (755 and 759 Rainbow Road) in NE Tradeport aggregating approximately 275,000 square feet. The 2017 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 PUB Mortgage is a variable rate consisting of the one month LIBOR rate plus 1.95%. At the time the 2017 PUB Mortgage closed, Griffin also entered into an interest rate swap agreement with PUB to effectively fix the interest rate at 4.45% for the full loan term. In accordance with the terms of the 2017 PUB Mortgage, Griffin entered into a master lease for 759 Rainbow Road that would only become effective if the full building tenant in that building does not renew its lease, which is scheduled to expire in 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the due date of the 2017 PUB Mortgage.

The $18.8 million of mortgage proceeds in the 2016 nine month period reflected: (a) $14.35 million from a nonrecourse mortgage with PUB ("the 2016 PUB Mortgage"); (b) $2.6 million (the “Webster Earn-Out”) of additional proceeds on a mortgage (the “2015 Webster Mortgage”) entered into in fiscal 2015 with Webster Bank, N.A. (“Webster”); and (c) $1.85 million (the “KeyBank Earn-Out”) of additional proceeds on a mortgage (the “KeyBank Mortgage”) also entered into in fiscal 2015. The 2016 PUB Mortgage is collateralized by five NE Tradeport industrial/warehouse buildings (14, 15, 16, 35 and 40 International Drive) aggregating approximately 338,000 square feet and refinanced an existing mortgage with PUB that had a balance of approximately $7.4 million at the time of the refinancing. The 2016 PUB Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 PUB Mortgage is a variable rate consisting of the one month LIBOR rate plus 2.0%. At the time the 2016 PUB Mortgage closed, Griffin entered into a second interest rate swap agreement with PUB that, combined with an existing interest rate swap agreement with PUB, effectively fixed the interest rate of the 2016 PUB Mortgage at 4.17% over the loan term. The terms of the 2016 PUB Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 PUB Mortgage Loan, whichever occurs first.

The Webster Earn-Out was received when the tenant that was leasing approximately 196,000 square feet in 5220 Jaindl Boulevard (the approximately 280,000 square foot industrial/warehouse building that collateralizes the 2015 Webster Mortgage) exercised its option to lease the balance of the building. The KeyBank Earn-Out was received when the remaining space in 4270 Fritch Drive (one of the two industrial/warehouse buildings aggregating approximately 531,000 square feet that collateralize the KeyBank Mortgage), which was vacant when the KeyBank Mortgage closed in fiscal 2015, was leased.

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby, effective May 11, 2016, Griffin could repurchase up to $5.0 million of its outstanding common stock over a twelve month period in privately negotiated transactions. The stock repurchase program did not obligate Griffin to repurchase any specific amount of stock. In the 2017 nine month period, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1.5 million before the repurchase program expired on May 10, 2017. In the 2016 nine month period, Griffin repurchased 60,000 shares of its outstanding common stock for approximately $1.95 million. Under the stock repurchase program, Griffin repurchased a total of 152,173 shares of its outstanding common stock for approximately $4.8 million.

Griffin’s payments (including principal and interest) under contractual obligations as of August 31, 2017 are as follows:

		Due Within	Due From	Due From	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$177.6	$14.9	$20.8	$17.1	$124.8
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.2	0.1	0.2	0.3	0.6
Purchase Obligations (1)	3.7	3.7	—	—	—
Other (2)	4.8	—	—	—	4.8
	$187.3	$18.7	$21.0	$17.4	$130.2

(1)	Includes obligations related to the development of Griffin’s real estate assets, principally the construction of 330 Stone.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. Through August 31, 2017, the buyer paid approximately $0.1 million of additional option fees to extend its option period through January 2018. The land subject to the Simsbury Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including approvals by the state public utility regulatory authorities and governmental approvals for the planned use of the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

Subsequent to August 31, 2017, Griffin entered into an agreement to purchase an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for $2.6 million in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Concord Land, which is located near 215 International. The amount of industrial/warehouse space to be developed there will be based upon findings during due diligence. Closing of this purchase, anticipated to take place in fiscal 2018, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Concord Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

As of August 31, 2017, Griffin had cash and cash equivalents of approximately $35.0 million. Management believes that its cash and cash equivalents as of August 31, 2017, cash generated from leasing operations and property sales, and borrowing capacity under Griffin’s $15.0 million credit line with Webster will be sufficient to meet its working capital requirements, to fund the construction of 330 Stone, to make other investments in real estate assets, and to pay dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, Griffin’s expectations regarding the leasing of currently vacant space, the cost of construction and expected completion date of 330 Stone, the construction of an industrial/warehouse building on the land parcel in Upper Macungie Township purchased in the 2017 third quarter, completion of the land sales under the Simsbury Option

Agreement and the EGW Option Agreement, the purchase of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina that is under agreement, the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional facilities; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016 filed with the Securities and Exchange Commission on February 10, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates. Changes in these factors could cause fluctuations in earnings and cash flows.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of August 31, 2017, Griffin had several nonrecourse mortgage loans aggregating approximately $92.4 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of August 31, 2017.

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

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017					*
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank					*
10.58	$12,150,000 Promissory Note dated August 30, 2017					*
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: October 10, 2017	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 10, 2017	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer