Form 10-Q
period 2018-02-28
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2018-04-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

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

Number of shares of Common Stock outstanding at March 30, 2018: 5,001,006

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 28, 2018	Nov. 30, 2017
ASSETS
Real estate assets at cost, net	$196,561	$196,740
Cash and cash equivalents	33,260	30,068
Real estate held for sale	1,864	1,932
Deferred income taxes	1,388	1,904
Other assets	19,792	18,393
Total assets	$252,865	$249,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$135,230	$129,203
Deferred revenue	11,009	11,818
Accounts payable and accrued liabilities	4,758	4,991
Dividend payable	—	2,000
Other liabilities	7,428	7,972
Total liabilities	158,425	155,984
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,546,500 and 5,541,029 shares issued, respectively, and 5,001,006 and 5,000,535 shares outstanding, respectively	55	55
Additional paid-in capital	109,046	108,770
Retained earnings	1,998	2,806
Accumulated other comprehensive income (loss), net of tax	1,821	(284)
Treasury stock, at cost, 545,494 and 540,494 shares, respectively	(18,480)	(18,294)
Total stockholders' equity	94,440	93,053
Total liabilities and stockholders' equity	$252,865	$249,037

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Rental revenue	$8,180	$6,979
Revenue from property sales	125	—
Total revenue	8,305	6,979

Operating expenses of rental properties	2,677	2,485
Depreciation and amortization expense	2,818	2,350
General and administrative expenses	2,137	2,230
Costs related to property sales	89	—
Total expenses	7,721	7,065

Operating income (loss)	584	(86)

Interest expense	(1,532)	(1,313)
Investment income	15	9
Loss before income tax (provision) benefit	(933)	(1,390)
Income tax (provision) benefit	(790)	451
Net loss	$(1,723)	$(939)

Basic net loss per common share	$(0.34)	$(0.19)

Diluted net loss per common share	$(0.34)	$(0.19)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Net loss	$(1,723)	$(939)

Other comprehensive income, net of tax:
Reclassifications included in net loss	192	209
Unrealized gain on cash flow hedges	1,949	204
Increase in fair value of Centaur Media plc	—	127
Total other comprehensive income, net of tax	2,141	540
Total comprehensive income (loss)	$418	$(399)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2018 and 2017

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation	—	—	82	—	—	—	82
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net loss	—	—	—	(939)	—	—	(939)
Total other comprehensive income, net of tax	—	—	—	—	540	—	540
Balance at February 28, 2017	5,541,029	$55	$108,520	$(760)	$(509)	$(18,294)	$89,012

Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU 2018-02	—	—	—	36	(36)	—	—
Stock-based compensation	—	—	90	—	—	—	90
Exercise of stock options, including shares tendered related to stock options exercised	5,471	—	186	—	—	(186)	—
Net loss	—	—	—	(1,723)	—	—	(1,723)
Total other comprehensive income, net of tax	—	—	—	—	2,141	—	2,141
Balance at February 28, 2018	5,546,500	$55	$109,046	$1,998	$1,821	$(18,480)	$94,440

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Operating activities:
Net loss	$(1,723)	$(939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,818	2,350
Deferred income taxes	790	(451)
Stock-based compensation expense	90	82
Amortization of debt issuance costs	70	64
Gain on sale of property	(36)	—
Amortization of terminated swap agreement	58	—
Changes in assets and liabilities:
Other assets	318	(1,043)
Accounts payable and accrued liabilities	(249)	(295)
Deferred revenue	(809)	654
Other liabilities	67	571
Net cash provided by operating activities	1,394	993

Investing activities:
Additions to real estate assets	(2,270)	(2,233)
Proceeds from sale of property, net of expenses	103	—
Deferred leasing costs and other	(101)	(336)
Proceeds from property sale returned from escrow	91	—
Net cash used in investing activities	(2,177)	(2,569)

Financing activities:
Proceeds from mortgage loans	18,781	—
Principal payments on mortgage loans	(12,639)	(771)
Dividends paid to stockholders	(2,000)	(1,514)
Payment of debt issuance costs	(167)	(14)
Repurchase of common stock	—	(594)
Net cash provided by (used in) financing activities	3,975	(2,893)
Net increase (decrease) in cash and cash equivalents	3,192	(4,469)
Cash and cash equivalents at beginning of period	30,068	24,689
Cash and cash equivalents at end of period	$33,260	$20,220

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties and, to a lesser extent, office/flex properties. Griffin seeks to add to its property portfolio through the acquisition and development of land or purchase of buildings in select markets targeted by Griffin. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2017 (“fiscal 2017”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 8, 2018. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2017 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and valuation of derivative instruments.  Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

As of February 28, 2018, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended February 28, 2018 (the “2018 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 28, 2017 are referred to herein as the “2017 first quarter.”

Recent Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which is intended to eliminate the stranded tax effects within Accumulated Other Comprehensive Income (“AOCI”) resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. The effective date of ASU 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements have not yet been released. Griffin elected to early adopt and apply the provisions of ASU 2018-02 in the 2018 first quarter. This adoption resulted in a one-time reclassification of the effect of re-measuring Griffin’s net deferred tax assets related to interest rate swap agreements within AOCI and retained earnings resulting from the reduction in the U.S. federal statutory tax rate from 35% to 21%. The reclassification resulted in a decrease to AOCI and an increase to retained earnings of $36 in the 2018 first quarter, with no net impact to total stockholders’ equity.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This Update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This Update became effective for Griffin in the 2018 first quarter and was applied on a prospective basis. The adoption of ASU No. 2017-09 did not have an impact on Griffin’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. This Update also provides greater consistency in applying the guidance by making the definition of a business more operable. This Update became effective for Griffin in the 2018 first quarter. The adoption of ASU 2017-01 did not have an impact on Griffin’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update became effective for Griffin in the 2018 first quarter.  Griffin recorded a deferred tax asset of $879 with a corresponding increase in retained earnings upon adoption. The adoption of ASU 2016-09 did not affect the classification of any current awards and did not have a retrospective impact on Griffin’s cash flows as no tax benefits from stock options were recognized in the periods presented. Griffin will continue its policy of estimating the forfeiture rate of options.

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. This Update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. This Update will become effective for Griffin in fiscal 2020. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under this Update is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. This Update also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This Update will become effective for Griffin in fiscal 2020 using a modified restatement approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption is allowed. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This Update is not applicable to revenue from leases. This Update supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will be effective for Griffin in fiscal 2019. Certain aspects of this new standard may affect revenue recognition of Griffin, however, Griffin does not anticipate a significant impact on its consolidated financial statements from the application of this Update for lease revenue because revenue from leases are not subject to this Update. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin’s available-for-sale securities were considered Level 1 within the fair value hierarchy prior to their sale in fiscal 2017 (see Note 7).

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

During the 2018 first quarter, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 28, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$2,726	$—
Interest rate swap liabilities	$—	$239	$—

	November 30, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$644	$—
Interest rate swap liabilities	$—	$845	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 28, 2018		November 30, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$33,260	$33,260	$30,068	$30,068
Proceeds held in escrow	1	$—	$—	$91	$91
Interest rate swap assets	2	$2,726	$2,726	$644	$644
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$135,230	$134,745	$129,203	$128,999
Interest rate swap liabilities	2	$239	$239	$845	$845

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

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Feb. 28, 2018	Nov. 30, 2017
Land		$20,403	$20,403
Land improvements	10 to 30 years	30,851	30,833
Buildings and improvements	10 to 40 years	187,269	187,116
Tenant improvements	Shorter of useful life or terms of related lease	27,820	27,924
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		2,570	486
Development costs		14,204	14,132
		294,075	291,852
Accumulated depreciation		(97,514)	(95,112)
		$196,561	$196,740

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Depreciation expense	$2,402	$2,095

Capitalized interest	$38	$—

Real estate assets held for sale consist of:

	Feb. 28, 2018	Nov. 30, 2017
Land	$503	$504
Land improvements	354	354
Development costs	1,007	1,074
	$1,864	$1,932

Real estate assets held for sale were reduced in the 2018 first quarter by $68 related to a  property sale that closed.

4.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	Feb. 28, 2018	Nov. 30, 2017
Variable rate, due January 27, 2020 *	$3,445	$3,478
Variable rate, due October 3, 2022 *	4,344	4,367
Variable rate, due January 2, 2025 *	20,087	20,221
Variable rate, due May 1, 2026 *	13,757	13,844
Variable rate, due November 17, 2026 *	25,910	26,076
Variable rate, due August 1, 2027 *	10,464	10,523
3.97%, due September 1, 2027	12,062	12,115
Variable rate, due February 1, 2028 *	18,781	—
5.09%, due July 1, 2029	6,493	6,597
5.09%, due July 1, 2029	4,549	4,622
4.33%, due August 1, 2030	17,227	17,308
Variable rate, due March 1, 2027 *	—	11,826
Nonrecourse mortgage loans prior to debt issuance costs	137,119	130,977
Debt issuance costs, net	(1,889)	(1,774)
Nonrecourse mortgage loans, net	$135,230	$129,203

*Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

As of February 28, 2018, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of February 28, 2018 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2018 first quarter and the 2017 first quarter, Griffin recognized gains, included in other comprehensive income, before taxes of $2,746 and $671 on its interest rate swap agreements. As of February 28, 2018, $411 was expected to be reclassified over the next twelve months from accumulated other comprehensive income (loss) to interest expense. As of February 28, 2018, the net fair value of Griffin’s interest rate swap agreements was $2,487, with $2,726 included in other assets and $239 included in other liabilities on Griffin’s consolidated balance sheet.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”) for $18,781. The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017. Griffin received proceeds of $7,000 (before transaction costs), net of $11,781 used to refinance the existing mortgage loan with People’s Bank. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the balance of the mortgage loan’s ten year term.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), which is expected to provide a significant portion of the financing for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in NE Tradeport (see Note 8). In the fourth quarter of fiscal 2017, Griffin entered into a long-term lease with one tenant for the entire building. The State Farm Loan will initially function as a construction loan, with Griffin drawing funds as construction of 220 Tradeport Drive progresses. Upon completion of 220 Tradeport Drive and the commencement of rent payments by the tenant, the State Farm Loan will convert to a fifteen year nonrecourse permanent mortgage loan,  which is expected to take place in fiscal 2019. The interest rate on the loan is 4.51%. During the construction period, only interest payments will be made. Monthly principal payments, which will begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to $14,288 if the tenant in 220 Tradeport Drive opts to have Griffin make certain additional improvements to 220 Tradeport Drive.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank, N.A. that expires July 31, 2018. Griffin has the option to further extend the term of the Webster Credit Line for an additional year, provided there is no default at the time such extension is requested. Interest on borrowings under the Webster Credit Line is at the one month LIBOR rate plus 2.75%.

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of February 28, 2018, the Webster Credit Line secured certain unused standby letters of credit aggregating $2,214 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Net loss	$(1,723)	$(939)

Weighted average shares outstanding for computation of basic per share results	5,001,000	5,040,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—
Adjusted weighted average shares for computation of diluted per share results	5,001,000	5,040,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2018 first quarter and 2017 first quarter would have been 39,000 and 23,000, respectively.

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2018 may be exercised as stock appreciation rights.

There were no options granted by Griffin in the 2018 first quarter. The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin employees:

For the Three Months Ended
	Feb. 28, 2018		Feb. 28, 2017
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Employees	-	$-	5,000	$11.13

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Expected volatility	—	32.7%
Risk free interest rates	—	2.1%
Expected option term (in years)	—	7.5
Annual dividend yield	—	0.9%

Number of option holders at February 28, 2018	30

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended
	Feb. 28, 2018	Feb. 28, 2017
Compensation expense	$90	$82

Related tax benefit	$13	$20

For all periods presented, the forfeiture rate for directors was 0%, forfeiture rates for executives ranged from 17.9% to 22.6% and forfeiture rates for employees ranged from 38.3% to 41.1%. These rates were utilized based on the historical activity of the grantees.

As of February 28, 2018, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2018	$250
Fiscal 2019	$234
Fiscal 2020	$112
Fiscal 2021	$34

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Three Months Ended
	February 28, 2018		February 28, 2017
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	333,762	$29.22	324,546	$29.23
Granted	—	$—	5,000	$30.81
Exercised	(5,471)	$34.04	—	$—
Forfeited	(19,779)	$33.95	—	$—
Outstanding at end of period	308,512	$28.83	329,546	$29.25

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	February 28, 2018	Exercise Price	(in years)	Value
$23.00 - $28.00	124,293	$26.67	7.7	$1,205
$28.00 - $32.00	128,248	$29.07	3.8	935
$32.00 - $39.00	55,971	$33.11	1.0	182
	308,512	$28.83	4.9	$2,322

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following:

	For the Three Months Ended Feb. 28, 2018
		Unrealized gain
	Unrealized gain on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2017	$(284)	$—	$(284)
Other comprehensive income before reclassifications	1,949	—	1,949
Amounts reclassified	192	—	192
Adoption of ASU 2018-02 - reclassification to retained earnings	(36)	—	(36)
Net activity for other comprehensive income	2,105	—	2,105
Balance February 28, 2018	$1,821	$—	$1,821

	For the Three Months Ended Feb. 28, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive income before reclassifications	204	127	331
Amounts reclassified	209	—	209
Net activity for other comprehensive loss	413	127	540
Balance February 28, 2017	$(649)	$140	$(509)

The components of other comprehensive income are as follows:

	For the Three Months Ended
	February 28, 2018			February 28, 2017
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassifications included in net loss:
Loss on cash flow hedges (interest expense)	$244	$(52)	$192	$339	$(130)	$209
Total reclassifications included in net loss	244	(52)	192	339	(130)	209

Increase in fair value adjustments on Griffin’s cash flow hedges	2,502	(553)	1,949	332	(128)	204
Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	—	—	—	(12)	4	(8)
Mark to market adjustment on Centaur Media for an increase in fair value	—	—	—	207	(72)	135
Total change in other comprehensive income	2,502	(553)	1,949	527	(196)	331

Other comprehensive income	$2,746	$(605)	$2,141	$866	$(326)	$540

Stock Repurchases

In the 2018 first quarter, Griffin received 5,000 shares of its common stock from an employee as consideration for the exercise price in connection with his exercise of an option to acquire  5,471 shares of Griffin’s common stock under Griffin’s 2009 Stock Option Plan. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $186.

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin could repurchase up to $5,000 of its outstanding common stock over a twelve month period in privately negotiated transactions. The stock repurchase program expired on May 10, 2017. In the 2017 first quarter,  Griffin repurchased 47,173 shares of its outstanding common stock for $1,474, including the repurchase of 28,000 shares for $880 on February 27, 2017 which was paid for subsequent to February 28, 2017.

Cash Dividend

Griffin did not declare a cash dividend in the 2018 or 2017 first quarters. During the 2018 first quarter, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

In fiscal 2017, subsequent to the end of the 2017 first quarter, Griffin sold its remaining 1,952,462 shares in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in accumulated other comprehensive loss (see Note 6).

Other Assets

Griffin's other assets are comprised of the following:

	Feb. 28, 2018	Nov. 30, 2017
Deferred rent receivable	$5,485	$5,351
Deferred leasing costs	4,859	5,113
Interest rate swap assets	2,726	644
Prepaid expenses	2,178	2,774
Intangible assets, net	1,627	1,695
Deposits	1,019	713
Lease receivables from tenants	800	1,097
Mortgage escrows	609	448
Furniture, fixtures and equipment, net	301	251
Deferred financing costs related to the Webster Credit Line	29	47
Sale proceeds held in escrow	—	91
Other	159	169
Total other assets	$19,792	$18,393

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Feb. 28, 2018	Nov. 30, 2017
Accrued construction costs and retainage	$1,847	$1,894
Trade payables	963	432
Accrued interest payable	491	482
Accrued lease commissions	456	393
Accrued salaries, wages and other compensation	278	1,154
Other	723	636
Total accounts payable and accrued liabilities	$4,758	$4,991

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Feb. 28, 2018	Nov. 30, 2017
Deferred compensation plan	$5,086	$5,005
Prepaid rent from tenants	953	1,041
Security deposits of tenants	572	583
Land sale deposits	310	195
Interest rate swap liabilities	239	845
Conditional asset retirement obligations	171	204
Other	97	99
Total other liabilities	$7,428	$7,972

Supplemental Cash Flow Information

In the 2018 first quarter, Griffin received 5,000 shares of its common stock from an employee as consideration for the exercise price in connection with his exercise of an option to acquire 5,471 shares of Griffin’s common stock under Griffin’s 2009 Stock Option Plan. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $186 and did not affect Griffin’s cash.

Prior to Griffin’s sale of its remaining shares of Centaur Media common stock in the fiscal 2017 third quarter, an increase of $195 in the 2017 first quarter reflected the mark to market adjustments of this investment and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $47 and $82 in the 2018 first quarter and 2017 first quarter, respectively.

Interest payments were as follows:

For the Three Months Ended
Feb. 28, 2018	Feb. 28, 2017
$1,433	$1,232

Income Taxes

On December 22, 2017, TCJA was enacted and became effective for Griffin on January 1, 2018. The TCJA reduces the U.S. federal corporate statutory income tax rate from 35% to 21%, which results in a blended fiscal 2018 federal statutory rate for Griffin of approximately 22%. The impact of the lower statutory rate resulted in a net charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities that is included in Griffin’s 2018 first quarter income tax provision. Partially offsetting the net charge for the re-measurement of Griffin’s deferred tax assets and liabilities in the 2018 first quarter is an income tax benefit of $211 based on the 2018 first quarter pretax loss. The 2017 first quarter income tax benefit of $451 is entirely related to the 2017 first quarter pretax loss.

Griffin’s federal income tax returns for fiscal 2012 to fiscal 2016 are open to examination by the Internal Revenue Service (“IRS”). An IRS examination of the fiscal 2015 federal tax return was started in the 2018 first quarter. The remaining periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2008 through fiscal 2016.

8.    Commitments and Contingencies

As of February 28, 2018, Griffin had committed purchase obligations of approximately $19,301, principally related to the construction of 220 Tradeport Drive, the construction of an approximately 134,000 square foot industrial/warehouse building (“6975 Ambassador Drive”) in the Lehigh Valley of Pennsylvania and improvements at other Griffin properties.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”) for $3,600 in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse building on the Lehigh Valley Land, the size of which will be based on findings during due diligence. The closing of this purchase, anticipated to take place in late fiscal 2018 or early fiscal 2019, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On October 18, 2017, Griffin entered into a full building lease (the “220 Tradeport Lease”) for 220 Tradeport Drive with an investment grade tenant that intends to use 220 Tradeport Drive for the distribution of automotive parts. The 220 Tradeport Lease, which commences upon completion of construction of 220 Tradeport Drive, has a term of twelve years and six months with the tenant having several five year renewal options. Provided the tenant meets certain conditions, the tenant has an option (the “Expansion Option”) to cause Griffin to construct an approximately 54,000 square foot addition to 220 Tradeport Drive. If the tenant exercises the Expansion Option, the term of the 220 Tradeport Lease would be extended for at least ten years upon the tenant occupying the additional space. Griffin commenced site work at 220 Tradeport Drive in the 2018 first quarter and building construction is expected to begin in the 2018 second quarter, with completion expected in the second half of fiscal 2018. Griffin expects to spend approximately $15,000 for site work, building construction and tenant improvements at 220 Tradeport Drive. On March 29, 2018, Griffin closed on a construction to permanent mortgage loan with State Farm collateralized by 220 Tradeport Drive. The State Farm Loan is expected to provide a significant portion of the financing for the construction of 220 Tradeport Drive (see Note 4).

On October 4, 2017, Griffin entered into an agreement to purchase an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for $2,600 in cash. If the transaction closes, Griffin plans to construct two industrial/warehouse buildings aggregating approximately 283,000 square feet on the Concord

Land, which is located near Griffin’s existing industrial/warehouse building in Concord, North Carolina. Closing of this purchase, anticipated to take place in fiscal 2018, is subject to obtaining all governmental approvals for Griffin’s development plans for the Concord Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7,700. The buyer may extend the option period for up to three years upon payment of additional option fees. Through February 28, 2018, the buyer paid $260 of option fees to extend its option period through January 2019. In the 2018 first quarter, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequently, two appeals of the Connecticut regulatory authority’s approval for the land to be used to generate solar electricity were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, has contested the purchase agreements for the electricity to be generated.  A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including satisfactory outcomes of the appeals of the Connecticut regulatory authority’s approval and a satisfactory resolution of the Massachusetts Attorney General’s challenge to the purchase agreements for the electricity to be generated from the land subject to purchase.  There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7,800. The buyer may extend the option period for up to three years upon payment of additional option fees. In fiscal 2017, the buyer paid $35 of additional option fees to extend its option period through May 5, 2018. The buyer has not yet obtained any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity. The buyer has indicated to Griffin that it is likely that they will not pay additional option fees to extend the option period beyond the current expiration date of May 5, 2018.

On March 29, 2017, the full building tenant in an approximately 100,000 square foot industrial/warehouse building in NE Tradeport filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the Chapter 11 filing, Griffin entered into an Amendment to Lease (the “Lease Amendment”) with this tenant whereby the tenant’s premises will be reduced to approximately 52,000 square feet no later than June 1, 2018, however, the per square foot rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same for the space being retained. Under the Lease Amendment, the tenant agreed to pay a termination fee of $243 in monthly installments over the balance of the lease term of the space being retained. Rental revenue from this tenant was $249 in the 2018 first quarter.

On March 23, 2018, Griffin entered into a Purchase and Sale Agreement (the “Southwick Agreement”) whereby Griffin has agreed to sell approximately 49 acres of undeveloped land in Southwick, Massachusetts for $850. Closing on the sale is subject to satisfactory completion of due diligence by the buyer. There is no guarantee that the sale of land as contemplated under the Southwick Agreement will be completed under its current terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after February 28, 2018, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended February 28, 2018, other than the disclosures herein.

See Note 4 for disclosure of the subsequent event related to the closing on the State Farm Loan on March 29, 2018 and Note 8 for disclosure of the Southwick Agreement entered into on March 23, 2018 for a potential sale of undeveloped land.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties, and to a lesser extent, office/flex properties. Griffin seeks to add to its property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2017 (“fiscal 2017”) included in Griffin’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2018.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 28, 2018 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2017.

Summary

For the three months ended February 28, 2018 (the “2018 first quarter”), Griffin incurred a net loss of approximately $1.7 million as compared to a net loss of approximately $0.9 million for the three months ended February 28, 2017 (the “2017 first quarter”). The higher net loss in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected an income tax provision of approximately $0.8 million in the 2018 first quarter, as compared to an income tax benefit of approximately $0.5 million in the 2017 first quarter and an increase of approximately $0.2 million in interest expense in the 2018 first quarter over the 2017 first quarter, partially offset by operating income of approximately $0.6 million in the 2018 first quarter as compared to an operating loss of approximately $0.1 million in the 2017 first quarter. The income tax provision in the 2018 first quarter includes approximately $1.0 million related to the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets at the time the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s income tax provision. Partially offsetting the charge related to the re-measurement of deferred tax assets and liabilities in the 2018 first quarter was an income tax benefit of approximately $0.2 million related to the pretax loss of approximately $0.9 million. The income tax benefit of approximately $0.5 million in the 2017 first quarter related entirely to the pretax loss of approximately $1.4 million in that period.

The approximately $0.6 million of operating income in the 2018 first quarter, as compared to the approximately $0.1 million operating loss in the 2017 first quarter, principally reflected: (a) an increase of approximately $1.0 million in profit from leasing activities1 (which Griffin defines as rental revenue less operating expenses of rental properties); and (b) a decrease of approximately $0.1 million in general and administrative expenses; partially offset by (c) an increase of approximately $0.5 million in depreciation and amortization expense. The increase in profit from leasing activities in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected higher rental revenue in the 2018 first quarter as a result of more space under lease in the 2018 first quarter than the 2017 first quarter. The higher depreciation and amortization expense in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio in fiscal 2017 subsequent to the end of the 2017 first quarter. The lower general and administrative expenses in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected lower expenses related to Griffin’s non-qualified deferred compensation plan, partially offset by higher expenses related to Griffin’s undeveloped land. The higher interest expense in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected the higher amount of mortgage loans outstanding in the 2018 first quarter as compared to the 2017 first quarter.

Results of Operations

2018 First Quarter Compared to 2017 First Quarter

Total revenue increased to approximately $8.3 million in the 2018 first quarter from approximately $7.0 million in the 2017 first quarter, reflecting increases in rental revenue and revenue from property sales of approximately $1.2 million and $0.1 million, respectively.

Rental revenue increased to approximately $8.2 million in the 2018 first quarter from approximately $7.0 million in the 2017 first quarter. The approximately $1.2 million increase in rental revenue in the 2018 first quarter over the 2017 first quarter was principally due to: (a) an increase of approximately $0.5 million from leasing previously vacant space subsequent to the 2017 first quarter; (b) approximately $0.4 million of rental revenue from 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in the Charlotte, North Carolina area that was acquired in the fiscal 2017 third quarter; (c) an increase of approximately $0.3 million from 5210 Jaindl Boulevard (“5210 Jaindl”), an approximately 252,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania which was placed in service and fully leased in fiscal 2016, with tenants taking occupancy and rental revenue starting during the fiscal 2017 first quarter; and (d) approximately $0.2 million of rental revenue from 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, which was 54% leased when placed in service just prior to the end of fiscal 2017; partially offset by a decrease of approximately $0.2 million from leases that expired subsequent to the 2017 first quarter.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of February 28, 2017	3,297,000	3,170,000	96%
As of November 30, 2017	3,710,000	3,515,000	95%
As of February 28, 2018	3,710,000	3,526,000	95%

The increase in total square footage of approximately 413,000 square feet from February 28, 2017 to November 30, 2017 was due to the acquisition in the fiscal 2017 third quarter of 215 International and the completion of construction and placing into service near the end of fiscal 2017 of 330 Stone. The approximately 11,000 square foot increase in space leased as of February 28, 2018, as compared to November 30, 2017, reflects leasing previously vacant office/flex space in Griffin Center South in Bloomfield, Connecticut. Griffin’s office/flex buildings, which aggregate approximately 433,000 square feet, were approximately 74% leased as of February 28, 2018.

1  Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

As of February 28, 2018, Griffin’s approximately 3,277,000 square feet of industrial/warehouse space, which comprised approximately 88% of Griffin’s total square footage, was 98% leased, with the only significant vacancy being approximately 63,000 square feet in 330 Stone. In the 2018 first quarter, Griffin started construction, on speculation, of an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania on land purchased in fiscal 2017, and started site work for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in NE Tradeport (see Liquidity and Capital Resources section below). In fiscal 2017, Griffin entered into a lease amendment (the “Lease Amendment”) with the full building tenant that is leasing an approximately 100,000 square foot industrial/warehouse building in NE Tradeport. Prior to the Lease Amendment, the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Under the terms of the Lease Amendment, the tenant’s premises will be reduced to approximately 52,000 square feet no later than June 1, 2018, however, the per square foot rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same for the space being retained. The tenant has also agreed to a termination fee of approximately $0.2 million to be paid in monthly installments over the balance of the lease term of the space being retained, through March 31, 2024. Rental revenue from this tenant was approximately $0.2 million in the 2018 first quarter.

All of Griffin’s Connecticut properties are in the north submarket of Hartford. In the 2018 first quarter, the industrial/warehouse real estate market for the north submarket of Hartford remained strong, whereas the real estate market for office/flex space in that market remained weak. The Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained strong through the 2018 first quarter.

Revenue from property sales of approximately $0.1 million in the 2018 first quarter reflected the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut. Griffin owns nineteen remaining Stratton Farms lots. There were no property sales in the 2017 first quarter. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.7 million in the 2018 first quarter from approximately $2.5 million in the 2017 first quarter. The approximately $0.2 million increase in operating expenses of rental properties in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected approximately $0.1 million of expenses at 330 Stone (placed in service in the fiscal 2017 fourth quarter) and approximately $0.1 million of expenses at 215 International (acquired in the fiscal 2017 third quarter). Depreciation and amortization expense increased to approximately $2.8 million in the 2018 first quarter from approximately $2.4 million in the 2017 first quarter. The approximately $0.4 million increase in depreciation and amortization expense in the 2018 first quarter, as compared to the 2017 first quarter, reflected approximately $0.2 million related to 215 International,  approximately $0.1 million related to 330 Stone and approximately $0.1 million across all other properties.

Griffin’s general and administrative expenses decreased to approximately $2.1 million in the 2018 first quarter from approximately $2.2 million in the 2017 first quarter. The approximately $0.1 million decrease in general and administrative expenses in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected a decrease of approximately $0.2 million related to Griffin’s non-qualified deferred compensation plan, partially offset by an increase of approximately $0.1 million of expenses related to Griffin’s undeveloped land. The decrease in expense related to the non-qualified deferred compensation plan reflected the effect of lower stock market performance on participant balances in the 2018 first quarter, as compared to the 2017 first quarter, which resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2018 first quarter, as compared to the 2017 first quarter. The increase in expenses related to undeveloped land in the 2018 first quarter, as compared to the 2017 first quarter, reflected costs incurred to remove structures that remained from the tobacco growing operations of former affiliates of Griffin.

Griffin’s interest expense increased to approximately $1.5 million in the 2018 first quarter from approximately $1.3 million in the 2017 first quarter. The approximately $0.2 million increase in interest expense in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected interest expense of approximately $0.2 million on two nonrecourse mortgage loans outstanding in the 2018 first quarter that were entered into subsequent to the end of the 2017 first quarter.

Griffin’s income tax provision was approximately $0.8 million in the 2018 first quarter as compared to an income tax benefit of approximately $0.5 million in the 2017 first quarter. The income tax provision in the 2018 first quarter includes approximately $1.0 million related to the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 first quarter income tax provision. Partially offsetting the charge related to the re-measurement of deferred tax assets and liabilities in the 2018 first quarter was an income tax benefit of approximately $0.2 million on the pretax loss of approximately $0.9 million, reflecting an effective tax rate of 22.6% for that quarter. The income tax benefit of approximately $0.5 million in the 2017 first quarter, related entirely to the pretax loss of approximately $1.4 million, reflected an effective tax rate of 32.4% for that quarter. The lower effective tax rate in the 2018 first quarter, as compared to the 2017 first quarter, reflected the reduction in the U.S. federal corporate statutory tax rate under the TCJA.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.4 million in the 2018 first quarter as compared to approximately $1.0 million in the 2017 first quarter. The approximately $0.4 million increase in net cash provided by operating activities in the 2018 first quarter, as compared to the 2017 first quarter, principally reflected an increase in cash of approximately $1.0 million from results of operations as adjusted for noncash expenses, partially offset by a net decrease of approximately $0.6 million in cash from changes in assets and liabilities in the 2018 first quarter as compared to the 2017 first quarter. The increase in cash provided by results of operations as adjusted for noncash expenses principally reflected the approximately $1.0 million increase in profit from leasing activities2 (which Griffin defines as rental revenue less operating expenses of rental properties) in the 2018 first quarter, as compared to the 2017 first quarter.

Net cash used in investing activities was approximately $2.2 million in the 2018 first quarter as compared to approximately $2.6 million in the 2017 first quarter. The net cash used in investing activities in the 2018 first quarter reflected: (a) cash payments of approximately $2.3 million for additions to real estate assets; and (b) cash payments of approximately $0.1 million for deferred leasing costs and other uses; partially offset by (c) cash proceeds of approximately $0.1 million from a property sale; and (d) approximately $0.1 million of cash proceeds from a  property sale returned from escrow. The approximately $2.3 million of cash payments for additions to real estate assets reflected the following:

Tenant and building improvements related to leasing	$1.3 million
New building construction (including site work)	$0.7 million
Development costs and infrastructure improvements	$0.2 million
Other	$0.1 million

Cash payments in the 2018 first quarter for tenant and building improvements related to new leases signed in the latter part of fiscal 2017, including the approximately 73,000 square foot lease at 330 Stone. Cash payments for new building construction (including site work) in the 2018 first quarter included approximately $0.5 million for site work and construction costs of 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building being built, on speculation, on the Lehigh Valley land purchased in fiscal 2017. Including the $0.5 million spent in the 2018 first quarter, Griffin expects to spend a total of approximately $7.8 million for site work and construction of the building shell of 6975 Ambassador and expects to complete construction of 6975 Ambassador in the fiscal 2018 third quarter. Cash payments for new building construction (and site work) in the 2018 first quarter also included approximately $0.1 million for the final payments related to the construction of 330 Stone. Griffin spent a total of approximately $7.6 million for site work and construction of the building shell for 330 Stone. In the 2018 first quarter, Griffin also spent approximately $0.1 million for the start of site work for 220 Tradeport Drive, which is being built in connection with a long term lease (see below). Cash payments of approximately $0.1 million in the 2018 first quarter for deferred leasing costs and other uses principally reflected purchases of equipment.

2  Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

The approximately $0.1 million of cash proceeds from property sales in the 2018 first quarter reflected the sale of a Stratton Farms residential lot. The approximately $0.1 million of cash proceeds from property sales returned from escrow in the 2018 first quarter was from a land sale in fiscal 2017 whereby the cash proceeds of approximately $1.9 million from that sale were deposited into escrow at closing for the purchase of a replacement property for a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (a “1031 Like-Kind Exchange”). Subsequently in fiscal 2017, approximately $1.8 million of the sale proceeds were used to purchase the site for 6975 Ambassador (see above) to complete the 1031 Like-Kind Exchange, with the remaining approximately $0.1 million of proceeds returned to Griffin in the 2018 first quarter.

The net cash of approximately $2.6 million used in investing activities in the 2017 first quarter reflected cash payments of approximately $2.2 million for additions to real estate assets and approximately $0.3 million for deferred leasing costs and other uses. The cash payments for additions to real estate assets in the 2017 first quarter were for tenant and building improvements related to new leases signed in the latter part of fiscal 2016 and the 2017 first quarter. Cash payments in the 2017 first quarter for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

Net cash provided by financing activities was approximately $4.0 million in the 2018 first quarter as compared to net cash used in financing activities of approximately $2.9 million in the 2017 first quarter. The net cash provided by financing activities in the 2018 first quarter reflected proceeds of approximately $18.8 million from a mortgage loan refinancing (see below); partially offset by: (a) approximately $12.6 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2017 fourth quarter and paid in the 2018 first quarter; and (c) approximately $0.2 million of payments for debt issuance costs. The principal payments on mortgage loans included approximately $11.8 million in connection with the mortgage loan refinancing and approximately $0.8 million of recurring principal payments.

The net cash used in financing activities in the 2017 first quarter reflected: (a) a payment of approximately $1.5 million for a dividend on Griffin’s common stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 first quarter; (b) approximately $0.8 million of recurring principal payments on mortgage loans; and (c) approximately $0.6 million paid for the repurchase of common stock. In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin could repurchase up to $5.0 million of its outstanding common stock over a twelve month period in privately negotiated transactions. In the 2017 first quarter, Griffin repurchased 47,173 shares of its outstanding common stock for approximately $1.5 million, including 28,000 shares for approximately $0.9 million on February 27, 2017 with payment made subsequent to the end of the 2017 first quarter. Griffin repurchased a total of 152,173 shares of its outstanding common stock for approximately $4.8 million prior to the expiration of the stock repurchase program in fiscal 2017.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”) for approximately $18.8 million. The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank which was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone. Griffin received proceeds of $7.0 million (before transaction costs), net of approximately $11.8 million used to refinance the existing mortgage loan with People’s Bank. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the balance of the mortgage loan’s ten year term.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), which is expected to provide a significant portion of the financing for the construction of 220 Tradeport Drive. The State Farm Loan will initially function as a construction loan, with Griffin drawing funds as construction of 220 Tradeport Drive progresses. Upon completion of 220 Tradeport Drive and the commencement of rent payments by the tenant (see below), the State Farm Loan will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. The interest rate on the loan is 4.51%. During the construction period, only interest payments will be made. Monthly principal payments, which will begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to approximately $14.3 million if the tenant in 220 Tradeport Drive opts to have certain additional improvements made to 220 Tradeport Drive.

In the fiscal 2017 fourth quarter, Griffin entered into a full building lease (the “220 Tradeport Lease”) for 220 Tradeport Drive with an investment grade company that intends to use 220 Tradeport Drive for the distribution of automotive parts. The 220 Tradeport Lease, which commences upon completion of construction of 220 Tradeport Drive, has a term of twelve years and six months with the tenant having several five year renewal options. Provided the tenant meets certain conditions, the tenant has an option (the “Expansion Option”) to cause Griffin to construct an approximately 54,000 square foot addition to 220 Tradeport Drive. If the tenant exercises the Expansion Option, the term of the 220 Tradeport Lease would be extended for at least ten years upon the tenant occupying the additional space. Griffin commenced site work at 220 Tradeport Drive in the 2018 first quarter and building construction is expected to begin in the 2018 second quarter, with completion expected in the second half of fiscal 2018. Griffin expects to spend approximately $15.0 million for site work, building construction and tenant improvements at 220 Tradeport Drive.

Griffin’s payments (including principal and interest) under contractual obligations as of February 28, 2018 are as follows:

		Due Within	Due In	Due In	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$182.8	$9.7	$22.1	$22.4	$128.6
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.1	0.1	0.2	0.3	0.5
Purchase Obligations (1)	19.3	19.3	—	—	—
Other (2)	5.1	—	—	—	5.1
	$208.3	$29.1	$22.3	$22.7	$134.2

(1)	Includes obligations related to the development of Griffin’s real estate assets, principally the construction of 6975 Ambassador and 220 Tradeport Drive.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 280 acres of land in Simsbury, Connecticut for approximately $7.7 million. The buyer may extend the option period for up to three years upon payment of additional option fees. Through February 28, 2018, the buyer has paid approximately $0.3 million of option fees to extend its option period through January 2019. In the 2018 first quarter, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequently, two appeals of the Connecticut regulatory authority’s approval for the land to be used to generate solar electricity were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, has contested the purchase agreements for the electricity to be generated from the land subject to purchase. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including satisfactory outcomes of the appeals of the Connecticut regulatory authority’s approval and a satisfactory resolution of the Massachusetts Attorney General’s challenge to the purchase agreements for the electricity to be generated. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive three month option, in exchange for a nominal fee, to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer may extend the option period for up to three years upon payment of additional option fees. Through February 2018, the buyer has paid option fees of less than $0.1 million to extend its option period through May 2018. The buyer has not yet obtained any of the approvals that would be required for the buyer’s planned use of the land, which is to generate solar electricity. The buyer has indicated to Griffin that it is likely that they will not pay additional option fees to extend the option period beyond the current expiration date of May 5, 2018.

On October 4, 2017, Griffin entered into an agreement to purchase an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for $2.6 million in cash. If the transaction closes,

Griffin plans to construct two industrial/warehouse buildings aggregating approximately 283,000 square feet on the Concord Land, which is located near Griffin’s existing industrial/warehouse building in Concord, North Carolina. Closing of this purchase, anticipated to take place in fiscal 2018, is subject to obtaining all governmental approvals for Griffin’s development plans for the Concord Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”) for $3.6 million in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse building on the Lehigh Valley Land, the size of which will be based on findings during due diligence. The closing of this purchase, anticipated to take place in late fiscal 2018 or early fiscal 2019, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On March 23, 2018, Griffin entered into a Purchase and Sale Agreement (the “Southwick Agreement”) whereby Griffin has agreed to sell approximately 49 acres of undeveloped land in Southwick, Massachusetts for $0.85 million. Closing on the sale is subject to satisfactory completion of due diligence by the buyer. There is no guarantee that the sale of land as contemplated under the Southwick Agreement will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of 6975 Ambassador and 220 Tradeport Drive, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of February 28, 2018, Griffin had cash and cash equivalents of approximately $33.3 million. Management believes that its cash and cash equivalents as of February 28, 2018, cash generated from leasing operations and property sales, borrowings under the State Farm Loan and borrowing capacity under Griffin’s $15.0 million credit line with Webster Bank, N.A. will be sufficient to meet its working capital requirements, to fund the construction of 6975 Ambassador and 220 Tradeport Drive, to make other investments in real estate assets, and to pay dividends on its common stock, when and if declared by the Board of Directors, for at least the next twelve months.

Griffin currently intends to file a shelf registration statement with the SEC shortly after the filing of this Form 10-Q. If deemed appropriate, Griffin anticipates being able to use such shelf registration statement, once declared effective by the SEC, to register offerings of equity and/or debt securities in the future for real estate acquisitions consistent with Griffin’s strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations. With its significant cash balance and availability under its $15 million revolving line of credit, Griffin does not expect to obtain proceeds from an offering under the shelf in the near term. Griffin cannot give assurance that it could obtain additional capital on favorable terms or at all. See “Risk Factors—Risks Related to the Real Estate Industry—Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors—Risks Related to Griffin’s Common Stock—Issuances of Griffin’s common stock or the perception that such issuances might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A of Griffin’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended November 30, 2017.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the costs and financing of construction and expected construction start and completion dates related to 6975 Ambassador and 220 Tradeport Drive; completion of the land sales under the Simsbury Option Agreement,  the EGW Option Agreement and the Southwick Agreement; the purchases of the Concord Land and the Lehigh Valley Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan and related use of proceeds; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional facilities; Griffin’s anticipated future liquidity and capital expenditures; the filing of a shelf registration statement with the SEC and offerings to be made pursuant to such shelf registration statement; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017 filed with the Securities and Exchange Commission on February 8, 2018.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of February 28, 2018, Griffin had several nonrecourse mortgage loans aggregating approximately $96.8 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of February 28, 2018.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents. These investments generally consist of money market securities that are not significantly exposed to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Griffin maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Griffin’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Griffin carried out an evaluation, under the supervision and with the participation of Griffin’s management, including Griffin’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Griffin’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, Griffin’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in Griffin’s internal control over financial reporting during Griffin’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Griffin’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchase of Equity Securities

In the 2018 first quarter, Griffin received 5,000 shares of its common stock at $37.25 per share from an employee as consideration for the exercise price in connection with his exercise of an option to acquire 5,471 shares of Griffin’s common stock at $34.04 under Griffin’s 2009 Stock Option Plan. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $186,250.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: April 9, 2018	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 9, 2018	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer