Form 10-Q
period 2018-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2018-07-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2018

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

Number of shares of Common Stock outstanding at June 29, 2018: 5,028,608

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2018	Nov. 30, 2017
ASSETS
Real estate assets at cost, net	$205,114	$196,740
Cash and cash equivalents	28,778	30,068
Real estate assets held for sale	1,217	1,932
Deferred income taxes	1,313	1,904
Other assets	19,009	18,393
Total assets	$255,431	$249,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$133,965	$129,203
Deferred revenue	9,836	11,818
Accounts payable and accrued liabilities	8,596	4,991
Dividend payable	—	2,000
Other liabilities	7,534	7,972
Total liabilities	159,931	155,984
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,577,852 and 5,541,029 shares issued, respectively, and 5,018,953 and 5,000,535 shares outstanding, respectively	56	55
Additional paid-in capital	110,156	108,770
Retained earnings	2,329	2,806
Accumulated other comprehensive income (loss), net of tax	1,974	(284)
Treasury stock, at cost, 558,899 and 540,494 shares, respectively	(19,015)	(18,294)
Total stockholders' equity	95,500	93,053
Total liabilities and stockholders' equity	$255,431	$249,037

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Rental revenue	$8,193	$7,332	$16,373	$14,311
Revenue from property sales	898	10,755	1,023	10,755
Total revenue	9,091	18,087	17,396	25,066

Operating expenses of rental properties	2,412	2,204	5,089	4,689
Depreciation and amortization expense	2,889	2,386	5,707	4,736
General and administrative expenses	1,836	2,166	3,973	4,396
Costs related to property sales	55	2,660	144	2,660
Total expenses	7,192	9,416	14,913	16,481

Operating income	1,899	8,671	2,483	8,585

Interest expense	(1,547)	(1,444)	(3,079)	(2,757)
Investment income	11	53	26	62
Income (loss) before income tax provision	363	7,280	(570)	5,890
Income tax provision	(32)	(2,553)	(822)	(2,102)
Net income (loss)	$331	$4,727	$(1,392)	$3,788

Basic net income (loss) per common share	$0.07	$0.95	$(0.28)	$0.75

Diluted net income (loss) per common share	$0.07	$0.94	$(0.28)	$0.75

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income (loss)	$331	$4,727	$(1,392)	$3,788

Other comprehensive income (loss), net of tax:
Reclassifications included in net income (loss)	146	218	338	427
Unrealized gain (loss) on cash flow hedges	7	(829)	1,956	(625)
Increase in fair value of Centaur Media plc	—	65	—	192
Total other comprehensive income (loss), net of tax	153	(546)	2,294	(6)
Total comprehensive income	$484	$4,181	$902	$3,782

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2018 and 2017

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation expense	—	—	170	—	—	—	170
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net income	—	—	—	3,788	—	—	3,788
Total other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Balance at May 31, 2017	5,541,029	$55	$108,608	$3,967	$(1,055)	$(18,294)	$93,281

Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Stock-based compensation expense	—	—	178	—	—	—	178
Exercise of stock options, including tax benefit of $46 and shares tendered related to stock options exercised and tax withholdings	36,823	1	1,208	—	—	(721)	488
Net loss	—	—	—	(1,392)	—	—	(1,392)
Total other comprehensive income, net of tax	—	—	—	—	2,294	—	2,294
Balance at May 31, 2018	5,577,852	$56	$110,156	$2,329	$1,974	$(19,015)	$95,500

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	May 31, 2018	May 31, 2017
Operating activities:
Net (loss) income	$(1,392)	$3,788
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,707	4,736
Gain on sales of properties	(879)	(8,095)
Deferred income taxes	822	2,102
Stock-based compensation expense	178	170
Amortization of debt issuance costs	146	134
Other	112	—
Changes in assets and liabilities:
Other assets	1,577	(991)
Accounts payable and accrued liabilities	(879)	(923)
Deferred revenue	(1,982)	720
Other liabilities	241	913
Net cash provided by operating activities	3,651	2,554

Investing activities:
Additions to real estate assets	(8,085)	(5,322)
Proceeds from sales of properties, net of expenses	998	10,086
Proceeds from sales of properties deposited in escrow, net	(754)	(6,175)
Deferred leasing costs and other	(239)	(874)
Net cash used in investing activities	(8,080)	(2,285)

Financing activities:
Proceeds from mortgage loans	18,781	12,000
Principal payments on mortgage loans	(13,572)	(1,604)
Dividends paid to stockholders	(2,000)	(1,514)
Payment of debt issuance costs	(558)	(222)
Proceeds from exercise of stock options	527	—
Repurchase of common stock	—	(1,474)
Other	(39)	—
Net cash provided by financing activities	3,139	7,186
Net (decrease) increase in cash and cash equivalents	(1,290)	7,455
Cash and cash equivalents at beginning of period	30,068	24,689
Cash and cash equivalents at end of period	$28,778	$32,144

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties and, to a lesser extent, office/flex properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or purchase of buildings in select markets targeted by Griffin. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy. These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2017 (“fiscal 2017”) included in Griffin’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 8, 2018. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2017 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of May 31, 2018, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended May 31, 2018 (the “2018 second quarter”) and the six months ended May 31, 2018 (the “2018 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended May 31, 2017 are referred to herein as the “2017 second quarter” and “2017 six month period,” respectively.

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which is intended to eliminate the stranded tax effects within Accumulated Other Comprehensive Income (“AOCI”) resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. The effective date of ASU 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements have not yet been released. Griffin elected to early adopt and apply the provisions of ASU 2018-02 in the 2018 first quarter. This adoption resulted in a one-time reclassification of the effect of re-measuring Griffin’s net deferred tax assets related to interest rate swap agreements within AOCI and retained earnings resulting from the reduction in the U.S. federal statutory tax rate from 35% to 21%. The reclassification resulted in a decrease to AOCI and an increase to retained earnings of $36 in the 2018 first quarter, with no net impact to total stockholders’ equity.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update became effective for Griffin in the 2018 first quarter.  Griffin recorded a deferred tax asset of $879 with a corresponding increase in retained earnings upon adoption. The adoption of ASU 2016-09 did not affect the classification of any current awards and did not have a retrospective impact on Griffin’s cash flows as no tax benefits from stock options were recognized in the periods presented. As part of the adoption of this Update, Griffin is continuing its policy of estimating the forfeiture rate of options.

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. This Update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. This Update will become effective for Griffin in fiscal 2020. Griffin does not expect an impact from the application of this Update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This Update is not applicable to revenue from leases. This Update supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will become effective for Griffin in fiscal 2019. Certain aspects of this new standard may affect revenue recognition by Griffin, however, Griffin does not anticipate a significant impact on its consolidated financial statements from the application of this Update because revenue from leases are not subject to this Update. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

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

During the 2018 six month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$2,800	$—
Interest rate swap liabilities	$—	$171	$—

	November 30, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$644	$—
Interest rate swap liabilities	$—	$845	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2018		November 30, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$28,778	$28,778	$30,068	$30,068
Sale proceeds held in escrow	1	$845	$845	$91	$91
Interest rate swap assets	2	$2,800	$2,800	$644	$644
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$133,965	$133,765	$129,203	$128,999
Interest rate swap liabilities	2	$171	$171	$845	$845

The amounts included in the consolidated financial statements for cash and cash equivalents, sale proceeds held in escrow, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the mortgage loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	May 31, 2018	Nov. 30, 2017
Land		$20,679	$20,403
Land improvements	10 to 30 years	31,635	30,833
Buildings and improvements	10 to 40 years	187,520	187,116
Tenant improvements	Shorter of useful life or terms of related lease	27,814	27,924
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		12,387	486
Development costs		14,226	14,132
		305,219	291,852
Accumulated depreciation		(100,105)	(95,112)
		$205,114	$196,740

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Depreciation expense	$2,457	$2,112	$4,859	$4,207

Capitalized interest	$94	$—	$132	$—

On April 26, 2018, Griffin closed on the sale of approximately 49 acres (the “Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $850 before transaction costs and recorded a pretax gain of $794 on the Southwick Land Sale. The net cash proceeds, after transaction costs, of $847 from the Southwick Land Sale were deposited into escrow for a potential acquisition of a replacement property in a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes.

On April 28, 2017, Griffin closed on the sale of approximately 67 acres (the “2017 Phoenix Crossing Land Sale”) of undeveloped land in Phoenix Crossing, the approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Griffin received cash proceeds of $10,250 before transaction costs and recorded a pretax gain of $7,975 on the 2017 Phoenix Crossing Land Sale. The net cash proceeds, after transaction costs, of $9,711 from the 2017 Phoenix Crossing Land Sale were deposited into escrow and subsequently used for the acquisition of a replacement property in a 1031 Like-Kind Exchange.

Real estate assets held for sale consist of:

	May 31, 2018	Nov. 30, 2017
Land	$210	$504
Land improvements	—	354
Development costs	1,007	1,074
	$1,217	$1,932

Real estate assets held for sale were reduced in the 2018 six month period by $105 related to property sales that closed and by $610 related to a property sale that is no longer expected to take place.

4.    Mortgage Loans

Griffin’s mortgage loans, which are nonrecourse, consist of:

	May 31, 2018	Nov. 30, 2017
Variable rate, due January 27, 2020 *	$3,412	$3,478
Variable rate, due October 3, 2022 *	4,321	4,367
Variable rate, due January 2, 2025 *	19,949	20,221
Variable rate, due May 1, 2026 *	13,665	13,844
Variable rate, due November 17, 2026 *	25,742	26,076
Variable rate, due August 1, 2027 *	10,404	10,523
3.97%, due September 1, 2027	12,008	12,115
Variable rate, due February 1, 2028 *	18,678	—
5.09%, due July 1, 2029	6,387	6,597
5.09%, due July 1, 2029	4,475	4,622
4.33%, due August 1, 2030	17,145	17,308
Variable rate, due March 1, 2027 *	—	11,826
Nonrecourse mortgage loans prior to debt issuance costs	136,186	130,977
Debt issuance costs, net	(2,221)	(1,774)
Nonrecourse mortgage loans, net of debt issuance costs	$133,965	$129,203

*Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

As of May 31, 2018, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2018 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2018 six month period, Griffin recognized a gain, included in other comprehensive income, before taxes of $2,942 on its interest rate swap agreements. In the 2017 six month period, Griffin recognized a loss, included in other comprehensive loss, before taxes of $284 on its interest rate swap agreements. As of May 31, 2018, $201 was expected to be reclassified over the next twelve months from accumulated other comprehensive income to interest expense. As of May 31, 2018, the net fair value of Griffin’s interest rate swap agreements was $2,629, with $2,800 included in other assets and $171 included in other liabilities on Griffin’s consolidated balance sheet.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), which is expected to provide a significant portion of the financing for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. Griffin expects to spend a total of approximately $17,100 related to the development of 220 Tradeport Drive, including all related site work, building construction, tenant improvements, leasing costs and financing costs. In the fourth quarter of fiscal 2017, Griffin entered into a long-term lease with one tenant for the entire building. The State Farm Loan will initially function as a construction loan, with Griffin drawing funds as construction of 220 Tradeport Drive progresses. Upon completion of 220 Tradeport Drive, expected in the second half of fiscal 2018, and the commencement of rent payments by the tenant (six months after lease commencement), the State Farm Loan will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. The interest rate on the loan is 4.51%. During the construction period, only interest payments will be made. Monthly principal payments, which will begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to $14,288 if the tenant in 220 Tradeport Drive opts to have Griffin make certain additional improvements to 220 Tradeport Drive. The first drawdown under the State Farm Loan took place subsequent to May 31, 2018.

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of $11,781 at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings, aggregating approximately 275,000 square feet, that collateralized the 2017 People’s Mortgage. In addition, 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017, was added to the collateral for the 2018 People’s Mortgage. At the closing of the 2018 People’s Mortgage, Griffin received additional mortgage proceeds of $7,000 (before transaction costs), net of the $11,781 used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of buildings that collateralize the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank, N.A. (“Webster Bank”) that was scheduled to expire on July 31, 2018. In the 2018 second quarter, Griffin exercised its option to extend the Webster Credit Line for one year, and on June 18, 2018, Griffin and Webster Bank completed the Second Mortgage Modification Agreement that extended the maturity of the Webster Credit Line to July 31, 2019. Interest on borrowings under the Webster Credit Line remains at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of May 31, 2018, the Webster Credit Line secured certain unused standby letters of credit aggregating $1,068 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income (loss)	$331	$4,727	$(1,392)	$3,788

Weighted average shares outstanding for computation of basic per share results	5,006,000	5,001,000	5,003,000	5,020,000
Incremental shares from assumed exercise of Griffin stock options (a)	57,000	22,000	—	23,000
Adjusted weighted average shares for computation of diluted per share results	5,063,000	5,023,000	5,003,000	5,043,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2018 six month period would have been 53,000.

Universal Shelf Filing/At-the-Market Equity Offering Program

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30,000 of its common stock (“Common Stock”) under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under a sales agreement with Baird, Griffin will set the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended. In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use net proceeds, if any, from the ATM Program over time for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations. Griffin currently does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term.

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2018 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin directors and employees:

	For the Six Months Ended
	May 31, 2018		May 31, 2017
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,195	$14.41	6,570	$13.49
Employees	-	$-	5,000	$11.13
	5,195		11,570

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Six Months Ended
	May 31, 2018	May 31, 2017
Expected volatility	30.5%	32.7 to 39.6%
Risk free interest rates	3.0%	2.1 to 2.2%
Expected option term (in years)	8.5	7.5 to 8.5
Annual dividend yield	1.1%	0.8 to 0.9%

Number of option holders at May 31, 2018	29

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Compensation expense	$88	$88	$178	$170

Related tax benefit	$13	$20	$26	$40

For all periods presented, the forfeiture rate for directors was 0%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of May 31, 2018, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2018	$181
Fiscal 2019	$270
Fiscal 2020	$128
Fiscal 2021	$34

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Six Months Ended
	May 31, 2018		May 31, 2017
		Weighted		Weighted
		Avg.		Avg.
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	333,762	$29.22	324,546	$29.23
Granted	5,195	$38.48	11,570	$30.59
Exercised	(36,823)	$32.81	—	$—
Forfeited	(20,279)	$33.78	(2,104)	$38.00
Outstanding at end of period	281,855	$28.60	334,012	$29.22

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	May 31, 2018	Exercise Price	(in years)	Value
$23.00 - $28.00	123,793	$26.67	7.4	$1,817
$28.00 - $32.00	124,248	$29.08	3.6	1,524
$32.00 - $39.00	33,814	$33.91	2.3	251
	281,855	$28.60	5.1	$3,592

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following:

	For the Six Months Ended May 31, 2018
		Unrealized gain
	Unrealized gain on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2017	$(284)	$—	$(284)
Other comprehensive income before reclassifications	1,956	—	1,956
Amounts reclassified	338	—	338
Adoption of ASU 2018-02 - reclassification to retained earnings	(36)	—	(36)
Net activity for other comprehensive income	2,258	—	2,258
Balance May 31, 2018	$1,974	$—	$1,974

	For the Six Months Ended May 31, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive loss before reclassifications	(625)	192	(433)
Amounts reclassified	427	—	427
Net activity for other comprehensive loss	(198)	192	(6)
Balance May 31, 2017	$(1,260)	$205	$(1,055)

The components of other comprehensive income are as follows:

	For the Three Months Ended
	May 31, 2018			May 31, 2017
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income:
Loss on cash flow hedges (interest expense)	$187	$(41)	$146	$342	$(124)	$218

Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	9	(2)	7	(1,297)	468	(829)
Mark to market adjustment on Centaur Media for an increase in the foreign currency exchange rate	—	—	—	48	(16)	32
Mark to market adjustment on Centaur Media for an increase in fair value	—	—	—	52	(19)	33
Total change in other comprehensive income (loss)	9	(2)	7	(1,197)	433	(764)

Other comprehensive income (loss)	$196	$(43)	$153	$(855)	$309	$(546)

	For the Six Months Ended
	May 31, 2018			May 31, 2017
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$431	$(93)	$338	$681	$(254)	$427

Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	2,511	(555)	1,956	(965)	340	(625)
Mark to market adjustment on Centaur Media for an increase in the foreign currency exchange rate	—	—	—	36	(12)	24
Mark to market adjustment on Centaur Media for an increase in fair value	—	—	—	259	(91)	168
Total change in other comprehensive income (loss)	2,511	(555)	1,956	(670)	237	(433)

Other comprehensive income (loss)	$2,942	$(648)	$2,294	$11	$(17)	$(6)

Stock Repurchases

In fiscal 2016, Griffin’s Board of Directors authorized a stock repurchase program whereby Griffin could repurchase up to $5,000 of its outstanding Common Stock over a twelve month period in privately negotiated transactions. The stock repurchase program expired on May 10, 2017. In fiscal 2017, prior to its expiration, Griffin repurchased 47,173 shares of its outstanding Common Stock for $1,474. Under this repurchase program, Griffin repurchased a total of 152,173 shares of its Common Stock for $4,828.

See Supplemental Cash Flow Information in Note 9 for information on Common Stock received in connection with the exercise of stock options.

Cash Dividend

Griffin did not declare a cash dividend in the 2018 or 2017 six month periods. During the 2018 first quarter, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

In the fiscal 2017 third quarter, Griffin sold its remaining 1,952,462 shares in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320, “Investments – Debt and Equity Securities.” Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in accumulated other comprehensive income (loss) (see Note 6).

Other Assets

Griffin's other assets are comprised of the following:

	May 31, 2018	Nov. 30, 2017
Deferred rent receivable	$5,440	$5,351
Deferred leasing costs	4,531	5,113
Interest rate swap assets	2,800	644
Intangible assets, net	1,547	1,695
Deposits	931	713
Sale proceeds held in escrow	845	91
Prepaid expenses	770	2,774
Mortgage escrows	731	448
Leasing receivables from tenants	675	1,097
Furniture, fixtures and equipment, net	282	251
Registration statement costs	267	—
Deferred financing costs related to the Webster Credit Line	12	47
Other	178	169
Total other assets	$19,009	$18,393

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	May 31, 2018	Nov. 30, 2017
Accrued construction costs and retainage	$6,432	$1,894
Accrued interest payable	506	482
Accrued salaries, wages and other compensation	358	1,154
Accrued lease commissions	339	393
Trade payables	211	432
Other	750	636
Total accounts payable and accrued liabilities	$8,596	$4,991

Other Liabilities

Griffin's other liabilities are comprised of the following:

	May 31, 2018	Nov. 30, 2017
Deferred compensation plan	$5,149	$5,005
Prepaid rent from tenants	1,136	1,041
Security deposits of tenants	572	583
Land sale deposits	260	195
Interest rate swap liabilities	171	845
Conditional asset retirement obligations	171	204
Other	75	99
Total other liabilities	$7,534	$7,972

Supplemental Cash Flow Information

In the 2018 six month period, Griffin received 18,405 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $721, and did not affect Griffin’s cash.

Prior to Griffin’s sale of its remaining shares of Centaur Media common stock in the fiscal 2017 third quarter, an increase of $295 in the 2017 six month period reflected the mark to market adjustments of this investment and did not affect Griffin’s cash.

In the 2017 six month period, Griffin received $3,535 of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “Griffin Center Land Sale”). The proceeds from the Griffin Center Land Sale were deposited into escrow at the time the sale closed for a potential purchase of a replacement property under a 1031 Like-Kind Exchange. As a replacement property was not acquired in the time period required under the applicable tax code, the sale proceeds were released from escrow and returned to Griffin.

Accounts payable and accrued liabilities related to additions to real estate assets increased by $4,584 in the 2018 six month period and decreased by $443 in the 2017 six month period.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
$1,496	$1,320	$2,929	$2,552

Income Taxes

On December 22, 2017, TCJA was enacted and became effective for Griffin on January 1, 2018. The TCJA reduces the U.S. federal corporate statutory income tax rate from 35% to 21%, which results in a blended fiscal 2018 federal statutory rate for Griffin of approximately 22%. The impact of the lower statutory rate resulted in a net charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities that is included in Griffin’s 2018 six month period income tax provision. Partially offsetting the net charge for the re-measurement of Griffin’s deferred tax assets and liabilities in the 2018 six month period is an income tax benefit of $133 based on the 2018 six month period pretax loss and an income tax benefit of $46 for the exercise of stock options. The 2017 six month period income tax provision of $2,102 principally related to Griffin’s 2017 six month pretax income.

Griffin’s federal income tax returns for fiscal 2012 to fiscal 2016 are open to examination by the Internal Revenue Service (“IRS”). An IRS examination of the fiscal 2015 federal tax return was started in the 2018 first quarter. The remaining periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2008 through fiscal 2016.

8.    Commitments and Contingencies

As of May 31, 2018, Griffin had committed purchase obligations of approximately $10,397, principally related to the construction of 220 Tradeport Drive and the construction of an approximately 134,000 square foot industrial/warehouse building (“6975 Ambassador Drive”) in the Lehigh Valley of Pennsylvania, as well as improvements at other Griffin properties.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3,600 in cash to $3,100 in cash and extend the due diligence period. If the transaction closes, Griffin plans to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land. The closing of this purchase, anticipated to take place in fiscal 2019, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On October 4, 2017, Griffin entered into an agreement to purchase an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for $2,600 in cash. If the transaction closes, Griffin plans to construct two industrial/warehouse buildings aggregating approximately 283,000 square feet on the Concord Land, which is located near Griffin’s existing industrial/warehouse building in Concord, North Carolina. Closing of this purchase, anticipated to take place in the fiscal 2018 third quarter, is subject to obtaining all governmental approvals for Griffin’s development plans for the Concord Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7,700. The buyer may extend the option period for up to three years upon payment of additional option fees. Through May 31, 2018, the buyer paid $260 of option fees to extend its option period through January 2019. In the 2018 first quarter, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequently, two appeals of the Connecticut regulatory authority’s approval for the land to be used to generate solar electricity were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, has contested the purchase agreements for the electricity to be generated on the land subject to purchase. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including satisfactory outcomes of the appeals of the Connecticut regulatory authority’s approval and a satisfactory resolution of the Massachusetts Attorney General’s challenge to the purchase agreements for the electricity to be generated from the land subject to purchase. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

Subsequent to May 31, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina (the “Mecklenburg Land”) for approximately $4,700 in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Mecklenburg Land, which is in the greater Charlotte area. The amount of industrial/warehouse space to be developed on the Mecklenburg Land will be based upon findings during due diligence. Closing on the purchase of the Mecklenburg Land is subject to several conditions, including rezoning the Mecklenburg Land for industrial/warehouse development, satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans. Satisfaction of the conditions required before closing is expected to be an extended process, with a closing on the purchase of the Mecklenburg Land not anticipated to take place until fiscal 2019. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after May 31, 2018, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended May 31, 2018, other than the disclosures herein.

See Note 5 for subsequent event disclosure on the extension of the Webster Credit Line and Note 8 for subsequent event disclosure of an agreement to purchase undeveloped land in Mecklenburg County, North Carolina

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties, and to a lesser extent, office/flex properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or purchase of buildings in select markets targeted by Griffin. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2017 (“fiscal 2017”) included in Griffin’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2018.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2018 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2017.

Summary

For the three months ended May 31, 2018 (the “2018 second quarter”), Griffin had net income of approximately $0.3 million as compared to net income of approximately $4.7 million for the three months ended May 31, 2017 (the “2017 second quarter”). The lower net income in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected a decrease of approximately $6.8 million in operating income in the 2018 second quarter, as compared to the 2017 second quarter, partially offset by a decrease of approximately $2.5 million in the 2018 second quarter income tax provision, as compared to the 2017 second quarter income tax provision. The lower income tax provision in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected the lower pretax income in the 2018 second quarter as compared to the 2017 second quarter.

The lower operating income in the 2018 second quarter, as compared to the 2017 second quarter, reflected an approximately $7.3 million decrease in gain from property sales and an approximately $0.5 million increase in depreciation and amortization expense, partially offset by an approximately $0.7 million increase in profit from leasing activities1 (which Griffin defines as rental revenue less operating expenses of rental properties) and an approximately $0.3 million decrease in general and administrative expenses. The lower gain from property sales in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected the 2017 second quarter including a gain of approximately $8.0 million on the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”), an approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Property sales occur periodically and year to year changes in revenue and gain from property sales may not be indicative of any trends in Griffin’s real estate business. The higher depreciation and amortization expense in the 2018 second quarter, as compared to the 2017 second quarter, principally

1 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

reflected depreciation and amortization expense related to an industrial/warehouse building acquired and an industrial/warehouse building completed subsequent to the 2017 second quarter. The increase in profit from leasing activities in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected more space under lease in the 2018 second quarter. The decrease in general and administrative expenses in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected the 2017 second quarter including the write-off of costs related to a land purchase that was not completed.

For the six months ended May 31, 2018 (the “2018 six month period”), Griffin incurred a net loss of approximately $1.4 million as compared to net income of approximately $3.8 million for the six months ended May 31, 2017 (the “2017 six month period”). The net loss in the 2018 six month period, as compared to net income in the 2017 six month period, principally reflected a decrease of approximately $6.1 million in operating income and an increase of approximately $0.3 million in interest expense in the 2018 six month period, as compared to the 2017 six month period, partially offset by a decrease of approximately $1.3 million in the 2018 six month period income tax provision, as compared to the 2017 six month period income tax provision.

The lower operating income in the 2018 six month period, as compared to the 2017 six month period, reflected: (a) an approximately $7.2 million decrease in gain from property sales; and (b) an approximately $1.0 million increase in depreciation and amortization expense in the 2018 six month period as compared to the 2017 six month period; partially offset by (c) an approximately $1.7 million increase in profit from leasing activities; and (d) an approximately $0.4 million decrease in general and administrative expenses in the 2018 six month period as compared to the 2017 six month period. The decrease in gain from property sales reflected the 2017 six month period including the gain from the 2017 Phoenix Crossing Land Sale. The higher depreciation and amortization expense in the 2018 six month period, as compared to the 2017 six month period, principally reflected depreciation and amortization expense related to 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in the Charlotte, North Carolina area that was acquired in the fiscal 2017 third quarter and 330 Stone Road (“330 Stone”),  an approximately 137,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, which was placed in service just prior to the end of fiscal 2017. The increase in profit from leasing activities in the 2018 six month period, as compared to the 2017 six month period, principally reflected higher rental revenue in the 2018 six month period as a result of more space under lease in the 2018 six month period than the 2017 six month period. The decrease in general and administrative expenses in the 2018 six month period, as compared to the 2017 six month period, principally reflected the 2017 six month period including the write-off of costs related to a land purchase that was not completed and lower expenses in the 2018 six month period related to Griffin’s non-qualified deferred compensation plan. The higher interest expense in the 2018 six month period, as compared to the 2017 six month period, principally reflected an increase in mortgage loans in the 2018 six month period as compared to the 2017 six month period.

In the 2018 six month period, Griffin started construction of two industrial/warehouse buildings. One of the new buildings (“6975 Ambassador”) is approximately 134,000 square feet, and is being built, on speculation, in the Lehigh Valley of Pennsylvania on land purchased in fiscal 2017. The other industrial/warehouse building under construction is an approximately 234,000 square foot build-to-suit building (“220 Tradeport Drive”) in NE Tradeport (see Liquidity and Capital Resources section below).

The 2018 six month period income tax provision includes approximately $1.0 million related to the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets at the time the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the approximately $1.0 million charge included in Griffin’s income tax provision for the 2018 six month period. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 six month period was an income tax benefit of approximately $0.1 million related to the 2018 six month period pretax loss of approximately $0.6 million.

Results of Operations

2018 Second Quarter Compared to 2017 Second Quarter

Total revenue decreased from approximately $18.1 million in the 2017 second quarter to approximately $9.1 million in the 2018 second quarter, reflecting a decrease of approximately $9.9 million in revenue from property sales partially offset by an increase of approximately $0.9 million in rental revenue.

Rental revenue increased to approximately $8.2 million in the 2018 second quarter from approximately $7.3 million in the 2017 second quarter. The approximately $0.9 million increase in rental revenue in the 2018 second quarter over the 2017 second quarter was principally due to: (a) an increase of approximately $0.4 million from new leases that started either near the end of, or subsequent to, the 2017 second quarter; (b) approximately $0.4 million of rental revenue from 215 International; (c) approximately $0.2 million of rental revenue from 330 Stone, which was 54% leased when placed in service just prior to the end of fiscal 2017; and (d) approximately $0.1 million for all other increases; partially offset by a decrease of approximately $0.2 million from leases that expired subsequent to the 2017 second quarter.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of May 31, 2017	3,297,000	3,158,000	96%
As of November 30, 2017	3,710,000	3,515,000	95%
As of May 31, 2018	3,710,000	3,478,000	94%

The increase in total square footage of approximately 413,000 square feet from May 31, 2017 to November 30, 2017 was due to the acquisition of 215 International in the fiscal 2017 third quarter and the completion of construction and placing into service of 330 Stone near the end of fiscal 2017. The approximately 37,000 square foot net decrease in space leased as of May 31, 2018, as compared to November 30, 2017, reflects a lease amendment (the “Lease Amendment”) whereby a tenant that filed for protection under Chapter 11 of the U.S. Bankruptcy Code and was leasing an approximately 100,000 square foot industrial/warehouse building in NE Tradeport reduced its space under lease by approximately 48,000 square feet effective at the end of the 2018 second quarter. The rental rates and lease expiration date of March 31, 2024 under the existing lease remain the same for the space that was retained. The reduction in space leased as a result of the Lease Amendment was partially offset by leasing approximately 11,000 square feet of previously vacant office/flex space in Griffin Center South in Bloomfield, Connecticut. Subsequent to the end of the 2018 second quarter, the full building tenant in an approximately 228,000 square foot Lehigh Valley industrial building extended its lease, scheduled to expire on September 30, 2018, for three additional years at a rental rate 12% higher than the current rental rate.

As of May 31, 2018, Griffin’s approximately 3,277,000 square feet of industrial/warehouse space, which comprised approximately 88% of Griffin’s total square footage, was 96% leased, with the only significant vacancies being approximately 63,000 square feet in 330 Stone and the approximately 48,000 square feet that became vacant at the end of the 2018 second quarter as a result of the Lease Amendment in NE Tradeport. Griffin’s industrial/warehouse buildings in the Lehigh Valley of Pennsylvania and the Charlotte, North Carolina area were fully leased as of May 31, 2018. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (12% of Griffin’s total square footage) and located entirely in the Hartford, Connecticut area, were approximately 74% leased as of May 31, 2018.

All of Griffin’s Connecticut properties are in the north submarket of Hartford. The industrial/warehouse real estate market in the north submarket of Hartford had been strong in fiscal 2017 into the 2018 first quarter, but appeared to soften somewhat in the 2018 second quarter. The Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained strong through the 2018 second quarter. The real estate market for office/flex space in the north submarket of Hartford remained weak in the 2018 second quarter.

Revenue from property sales of approximately $0.9 million in the 2018 second quarter reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”) and the recognition of approximately $0.1 million of revenue as a result of a buyer’s forfeiture of a deposit on a potential land sale. Revenue from property sales in the 2017 second quarter reflected approximately $10.3 million from the 2017 Phoenix Crossing Land Sale, approximately $0.4 million from a smaller sale of undeveloped land in Phoenix Crossing and recognition of the remaining approximately $0.1 million of revenue from the sale of approximately 90 acres of undeveloped land in Phoenix Crossing (the “2013 Phoenix Crossing Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). The costs related to the 2017 Phoenix Crossing Land Sale and the smaller sale of undeveloped land in Phoenix Crossing were approximately $2.3 million and approximately $0.3 million, respectively, resulting in gains of approximately $8.0 million and $0.1 million, respectively. The 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method whereby revenue was recognized as costs related to the 2013 Phoenix Crossing Land Sale (initial land costs and required offsite improvements) were incurred. In the 2017 second quarter, Griffin completed the required offsite improvements under the terms of the 2013 Phoenix Crossing Land Sale and recognized the remaining approximately $0.1 million of revenue that had been deferred pending completion of the required offsite improvements. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.4 million in the 2018 second quarter from approximately $2.2 million in the 2017 second quarter. The approximately $0.2 million increase in operating expenses of rental properties principally reflected approximately $0.1 million of expenses at 330 Stone (placed in service in the fiscal 2017 fourth quarter) and 215 International (acquired in the fiscal 2017 third quarter), and approximately $0.1 million across all other properties. Depreciation and amortization expense increased to approximately $2.9 million in the 2018 second quarter from approximately $2.4 million in the 2017 second quarter. The approximately $0.5 million increase in depreciation and amortization expense in the 2018 second quarter, as compared to the 2017 second quarter, reflected approximately $0.2 million related to 215 International, approximately $0.1 million related to 330 Stone and approximately $0.2 million across all other properties.

Griffin’s general and administrative expenses decreased to approximately $1.8 million in the 2018 second quarter from approximately $2.2 million in the 2017 second quarter. The approximately $0.3 million decrease in general and administrative expenses in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected the inclusion in the 2017 second quarter of an approximately $0.3 million write-off of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that was not completed and a decrease of approximately $0.1 million of expense related to Griffin’s non-qualified deferred compensation plan, partially offset by an approximately $0.1 million increase in all other general and administrative expenses. The decrease in expense related to the non-qualified deferred compensation plan reflected the effect of lower stock market performance on participant balances in the 2018 second quarter, as compared to the 2017 second quarter, which resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2018 second quarter, as compared to the 2017 second quarter.

Griffin’s interest expense increased to approximately $1.5 million in the 2018 second quarter from approximately $1.4 million in the 2017 second quarter. The approximately $0.1 million increase in interest expense in the 2018 second quarter, as compared to the 2017 second quarter, principally reflected interest on two nonrecourse mortgage loans outstanding in the 2018 second quarter that were entered into subsequent to the end of the 2017 second quarter.

Griffin’s income tax provision decreased to less than $0.1 million in the 2018 second quarter from approximately $2.6 million in the 2017 second quarter. The decrease of approximately $2.5 million in the income tax provision in the 2018 second quarter, as compared to the 2017 second quarter, reflected approximately $2.4 million from lower pretax income in the 2018 six month period and approximately $0.1 million from the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA.

2018 Six Month Period Compared to 2017 Six Month Period

Total revenue decreased from approximately $25.1 million in the 2017 six month period to approximately $17.4 million in the 2018 six month period, reflecting a decrease of approximately $9.7 million in revenue from property sales partially offset by an increase of approximately $2.1 million in rental revenue. Revenue from property sales decreased from approximately $10.7 million in the 2017 six month period to approximately $1.0 million in the 2018 six month period. In addition to the approximately $0.8 million from the Southwick Land Sale, revenue from property sales in the 2018 six month period also included approximately $0.1 million from the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut, and approximately $0.1 million from the buyer’s forfeiture of a deposit on a potential land sale. Revenue from property sales in the 2017 six month period was the same as the 2017 second quarter (see “2018 Second Quarter Compared to 2017 Second Quarter” above). Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $16.4 million in the 2018 six month period from approximately $14.3 million in the 2017 six month period. The approximately $2.1 million increase in rental revenue in the 2018 six month period over the 2017 six month period was principally due to: (a) approximately $0.8 million of rental revenue from 215 International; (b) approximately $0.4 million of rental revenue from 330 Stone; and (c) approximately $1.3 million from other new leases that started either during, or subsequent to, the 2017 six month period; partially offset by a decrease of approximately $0.4 million from leases that expired subsequent to the 2017 second quarter.

Operating expenses of rental properties increased to approximately $5.1 million in the 2018 six month period from approximately $4.7 million in the 2017 six month period. The approximately $0.4 million increase in operating expenses of rental properties in the 2018 six month period, as compared to the 2017 six month period, principally reflected approximately $0.2 million of expenses at 330 Stone (placed in service in the fiscal 2017 fourth quarter) and approximately $0.1 million of expenses at 215 International (acquired in the fiscal 2017 third quarter), and approximately $0.1 million across all other properties.

Depreciation and amortization expense increased to approximately $5.7 million in the 2018 six month period from approximately $4.7 million in the 2017 six month period. The approximately $1.0 million increase in depreciation and amortization expense in the 2018 six month period, as compared to the 2017 six month period, reflected depreciation and amortization expense of approximately $0.5 million related to 215 International, approximately $0.2 million related to 330 Stone and approximately $0.3 million across all other properties.

Griffin’s general and administrative expenses decreased to approximately $4.0 million in the 2018 six month period from approximately $4.4 million in the 2017 six month period. The approximately $0.4 million decrease in general and administrative expenses in the 2018 six month period, as compared to the 2017 six month period, principally reflected approximately $0.3 million of lower expenses related to Griffin’s non-qualified deferred compensation plan and the inclusion in the 2017 six month period of an approximately $0.3 million write-off of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that was not completed, partially offset by an increase of approximately $0.2 million in all other general and administrative expenses. The lower expense related to Griffin’s non-qualified deferred compensation plan in the 2018 six month period, as compared to the 2017 six month period, reflected a smaller increase in the non-qualified deferred compensation plan liability in the 2018 six month period, as compared to the 2017 six month period, as a result of the effect of lower stock market performance on participant balances in the 2018 six month period as compared to the 2017 six month period.

Griffin’s interest expense increased to approximately $3.1 million in the 2018 six month period from approximately $2.8 million in the 2017 six month period. The approximately $0.3 million increase in interest expense in the 2018 six month period, as compared to the 2017 six month period, principally reflected interest expense of approximately $0.4 million on two nonrecourse mortgage loans outstanding in the 2018 six month period that were entered into subsequent to the end of the 2017 six month period, partially offset by an approximately $0.1 million increase in interest capitalized in the 2018 six month period.

Griffin’s income tax provision was approximately $0.8 million in the 2018 six month period as compared to approximately $2.1 million in the 2017 six month period. The income tax provision in the 2018 six month period included approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the charge that is included in the 2018 six month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities was an income tax benefit of approximately $0.2 million on the pretax loss of approximately $0.6 million in the 2018 six month period, reflecting an effective income tax benefit rate of 31.4% for the 2018 six month period. The higher effective income tax benefit rate on the pretax loss in the 2018 six month period, as compared to the U.S. federal corporate statutory rate of 21%, principally reflected the effect of tax benefits related to the exercise of stock options in the 2018 six month period. The effective income tax benefit rate on the 2018 six month pretax results is based on management’s projection of operating results for the fiscal 2018 full year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $3.7 million in the 2018 six month period as compared to approximately $2.6 million in the 2017 six month period. The approximately $1.1 million increase in net cash provided by operating activities in the 2018 six month period, as compared to the 2017 six month period, principally reflected an increase in cash of approximately $1.9 million from results of operations as adjusted for gains on property sales and noncash expenses, partially offset by a net decrease in cash of approximately $0.8 million from changes in assets and liabilities in the 2018 six month period, as compared to the 2017 six month period. The increase in cash provided by results of operations as adjusted for gains on property sales and noncash expenses principally reflected the approximately $1.7 million increase in profit from leasing activities1 (which Griffin defines as rental revenue less operating expenses of rental properties) in the 2018 six month period, as compared to the 2017 six month period.

Net cash used in investing activities was approximately $8.1 million in the 2018 six month period, as compared to approximately $2.3 million in the 2017 six month period. The net cash used in investing activities in the 2018 six month period reflected: (a) cash payments of approximately $8.1 million for additions to real estate assets; and (b) cash payments of approximately $0.2 million for deferred leasing costs and other uses; partially offset by (c) cash proceeds of approximately $1.0 million from property sales less a net decrease of approximately $0.8 million of proceeds from property sales deposited into escrow.

The approximately $8.1 million of cash payments for additions to real estate assets in the 2018 six month period reflected the following:

New building construction (including site work)	$5.6 million
Tenant and building improvements related to leasing	$2.1 million
Development costs and infrastructure improvements	$0.2 million
Other	$0.2 million

Cash payments for new building construction (including site work) in the 2018 six month period included approximately $3.2 million for construction of 220 Tradeport Drive, which is being built in connection with a long-term lease (see below), approximately $2.3 million for construction of 6975 Ambassador and approximately $0.1 million for the final payments for the construction of 330 Stone. Griffin spent a total of approximately $7.6 million for site work and construction of the building shell for 330 Stone. Including the $3.2 million spent in the 2018 six month period, Griffin expects to spend a total of approximately $15.6 million for site work and construction of 220 Tradeport Drive (excluding leasing and financing costs). Including the $2.3 million spent in the 2018 six month period, Griffin expects to spend a total of approximately $7.8 million for site work and construction of the building shell of 6975 Ambassador. Griffin expects to complete construction of both 220 Tradeport Drive and 6975 Ambassador in the fiscal 2018 third quarter. Cash payments in the 2018 six month period for tenant and building improvements related to new leases signed in the latter part of fiscal 2017, including an approximately 74,000 square foot lease at 330 Stone that started just prior to the end of fiscal 2017.

The approximately $1.0 million of cash proceeds from property sales in the 2018 six month period reflected approximately $0.8 million from the Southwick Land Sale, approximately $0.1 million from the sale of a Stratton Farms lot and approximately $0.1 million from a buyer’s forfeiture of a deposit on a potential land sale. The proceeds from property sales deposited into escrow of approximately $0.7 million reflects the approximately $0.8 million of proceeds from the Southwick Land Sale that was deposited into escrow at closing for a potential purchase of a replacement property in a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, partially offset by approximately $0.1 million of cash proceeds from property sales returned from escrow from a land sale in fiscal 2017. The approximately $1.9 million of cash proceeds from that fiscal 2017 land sale

1 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

were deposited into escrow at closing for the purchase of a replacement property under a 1031 Like-Kind Exchange. Subsequently, in fiscal 2017, approximately $1.8 million of the land sale proceeds were used to purchase the Lehigh Valley land site for 6975 Ambassador (see above) to complete the 1031 Like-Kind Exchange, with the remaining approximately $0.1 million of proceeds returned to Griffin in the 2018 six month period.

Cash payments of approximately $0.2 million for deferred leasing costs and other uses reflected approximately $0.1 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

The net cash of approximately $2.3 million used in investing activities in the 2017 six month period reflected: (a) approximately $6.2 million of net proceeds from property sales deposited into escrow; (b) cash payments of approximately $5.3 million for additions to real estate assets; and (c) cash payments of approximately $0.9 million for deferred leasing costs and other uses, partially offset by net proceeds of approximately $10.1 million from property sales. The approximately $6.2 million of net proceeds from property sales deposited into escrow reflected the cash proceeds of approximately $9.7 million from the 2017 Phoenix Crossing Land Sale deposited into escrow for the purchase of a replacement property under a 1031 Like-Kind Exchange, partially offset by approximately $3.5 million of cash from a land sale in fiscal 2016 that was initially deposited into escrow at closing for a potential 1031 Like-Kind Exchange, but subsequently returned to Griffin in the 2017 six month period because a replacement property was not acquired.

Cash payments of approximately $5.3 million for additions to real estate assets in the 2017 six month period were principally for tenant and building improvements related to new leases signed in the latter part of fiscal 2016 and the 2017 six month period. Cash payments of approximately $0.9  million in the 2017 six month period for deferred leasing costs and other uses principally reflected approximately $0.8 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

Net cash provided by financing activities was approximately $3.1 million in the 2018 six month period, as compared to approximately $7.2 million in the 2017 six month period. The net cash provided by financing activities in the 2018 six month period reflected proceeds of approximately $18.8 million from a mortgage loan refinancing (see below) and approximately $0.5 million from the exercise of stock options; partially offset by: (a) approximately $13.6 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Griffin’s common stock (“Common Stock”) that was declared in the fiscal 2017 fourth quarter and paid in the 2018 six month period; and (c) approximately $0.5 million for payments of debt issuance costs. The principal payments on mortgage loans reflected a payment of approximately $11.8 million in connection with the mortgage loan refinancing and approximately $1.8 million of recurring principal payments.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of approximately $11.8 million at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings (aggregating approximately 275,000 square feet) that collateralized the 2017 People’s Mortgage, and 330 Stone Road, the industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017. At the closing of the 2018 People’s Mortgage, Griffin received additional proceeds of $7.0 million (before transaction costs), net of the approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), which is expected to provide a significant portion of the financing for the construction of 220 Tradeport Drive. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease with one tenant for the entire building. The State Farm Loan will initially function as a construction loan, with Griffin drawing funds as construction of 220 Tradeport Drive progresses. Upon completion of 220 Tradeport Drive and the commencement of rent payments by the tenant (see below), the State Farm Loan will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. The interest rate on the State Farm Loan is 4.51%. During the construction period, only interest payments will be made. Monthly principal payments, which will begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to approximately $14.3 million if the tenant in 220 Tradeport Drive opts to have certain additional improvements made to 220 Tradeport Drive. The first drawdown under the State Farm Loan took place subsequent to May 31, 2018.

In the fiscal 2017 fourth quarter, Griffin entered into a full building lease (the “220 Tradeport Lease”) for 220 Tradeport Drive with an investment grade company that intends to use 220 Tradeport Drive for the distribution of automotive parts. The 220 Tradeport Lease, which commences upon completion of construction of 220 Tradeport Drive, has a term of twelve years and six months with the tenant having several five year renewal options. Provided the tenant meets certain conditions, the tenant has an option (the “Expansion Option”) to cause Griffin to construct an approximately 54,000 square foot addition to 220 Tradeport Drive. If the tenant exercises the Expansion Option, the term of the 220 Tradeport Lease would be extended for at least ten years upon the tenant occupying the additional space. Griffin commenced building construction at 220 Tradeport Drive in fiscal 2018, with completion expected in the fiscal 2018 third quarter. Griffin expects to spend approximately $17.1 million related to the development of 220 Tradeport Drive, including all related site work, building construction, tenant improvements, leasing expenses and financing costs.

The net cash provided by financing activities in the 2017 six month period reflected proceeds of $12.0 million from the 2017 People’s Mortgage, partially offset by: (a) approximately $1.6 million of recurring principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s Common Stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 six month period; (c) approximately $1.5 million paid for the repurchase of Common Stock (see below); and (d) approximately $0.2 million of payments for debt issuance costs.

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

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50 million of a variety of securities including Common Stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30 million of its Common Stock under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under a Sales Agreement with Baird, Griffin will set the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended.  In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use the net proceeds, if any, from the ATM Program over time for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations.

With its significant cash balance and availability under its $15 million revolving line of credit, Griffin does not expect to issue Common Stock under the ATM Program or issue other securities under Universal Shelf in the near term. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors—Risks Related to the Real Estate Industry—Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors—Risks Related to Griffin’s Common Stock—Issuances of Griffin’s common stock or the perception that such issuances might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A of Griffin’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended November 30, 2017.

Griffin’s payments (including principal and interest) under contractual obligations as of May 31, 2018 are as follows:

		Due Within	Due In	Due In	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage Loans	$180.4	$9.7	$22.0	$22.3	$126.4
Revolving Line of Credit	—	—	—	—	—
Operating Lease Obligations	1.1	0.1	0.3	0.2	0.5
Purchase Obligations (1)	10.4	10.4	—	—	—
Other (2)	5.1	—	—	—	5.1
	$197.0	$20.2	$22.3	$22.5	$132.0

(1)	Includes obligations related to the development of Griffin’s real estate assets, principally the construction of 6975 Ambassador and 220 Tradeport Drive.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7.7 million. Through May 31, 2018, the buyer has paid approximately $0.3 million of option fees to extend its option period through January 2019. In the 2018 six month period, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequently, two appeals of the Connecticut regulatory authority’s approval for the land to be used to generate solar electricity were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, has contested the purchase agreements for the electricity to be generated from the land subject to purchase. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including satisfactory outcomes of the appeals of the Connecticut regulatory authority’s approval and a satisfactory resolution of the Massachusetts Attorney General’s challenge to the purchase agreements for the electricity to be generated on the land subject to purchase. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer intended to use the land to generate solar electricity. The buyer’s option expired on May 5, 2018 and was not extended, thus terminating the EGW Option Agreement. Accordingly, the buyer forfeited the option fees (approximately $50,000) paid through that date, which is included in revenue from property sales in the statement of operations for the 2018 second quarter and 2018 six month period.

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

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3.6 million in cash to $3.1 million in cash and extend the due diligence period. If the transaction closes, Griffin plans to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land. The closing of this purchase, anticipated to take place in fiscal 2019, is subject to several conditions, including the satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

Subsequent to May 31, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina (the “Mecklenburg Land”) for approximately $4.7 million in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Mecklenburg Land, which is in the greater Charlotte area. The amount of industrial/warehouse space to be developed on the Mecklenburg Land will be based upon findings during due diligence. Closing on the purchase of the Mecklenburg Land is subject to several conditions, including rezoning the Mecklenburg Land for industrial/warehouse development, satisfactory outcome of due diligence and obtaining all governmental approvals for Griffin’s development plans. Satisfaction of the conditions required before closing is expected to be an extended process, with a closing on the purchase of the Mecklenburg Land not anticipated to take place until fiscal 2019. There is no guarantee that this transaction will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including completion of construction of 6975 Ambassador and 220 Tradeport Drive, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

Subsequent to May 31, 2018, Griffin extended, for an additional year, its $15 million revolving credit line (the “Webster Credit Line”) with Webster Bank, N.A. (“Webster Bank”) that was scheduled to expire on July 31, 2018. Interest on borrowings under the Webster Credit Line remains at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of May 31, 2018, the Webster Credit Line secured certain standby letters of credit aggregating approximately $1.1 million that are related to Griffin's development activities.

As of May 31, 2018, Griffin had cash and cash equivalents of approximately $28.8 million. Management believes that its cash and cash equivalents as of May 31, 2018, cash generated from leasing operations and property sales, borrowings under the State Farm Loan and borrowing capacity under Griffin’s $15.0 million credit line with Webster Bank will be sufficient to meet its working capital requirements, to complete construction of 6975 Ambassador and 220 Tradeport Drive, to purchase land parcels currently under agreement, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the costs and financing of construction and expected completion dates related to

6975 Ambassador and 220 Tradeport Drive; near-term expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf, and anticipated use of any future proceeds from the ATM program; completion of the land sale under the Simsbury Option Agreement; the purchases of the Concord Land, the Lehigh Valley Land and the Mecklenburg County Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan and related use of proceeds; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017 filed with the SEC on February 8, 2018.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of May 31, 2018, Griffin had several nonrecourse mortgage loans aggregating approximately $96.2 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of May 31, 2018.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchase of Equity Securities

In the 2018 second quarter, Griffin received 12,437 shares of its Common Stock at $39.88 per share from an employee as consideration for the exercise price in connection with his exercise of an option to acquire 15,000 shares of Griffin’s Common Stock at $33.07 under Griffin’s 2009 Stock Option Plan. Also in the 2018 second quarter, Griffin received 968 shares of its Common Stock at $39.88 per share from that employee for reimbursement of income tax withholdings of $38,608 related to that option exercise. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $534,645.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018					*
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018					*
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018					*
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: July 10, 2018	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 10, 2018	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer