Form 10-Q
period 2018-08-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2018-10-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at September 28, 2018: 5,045,050

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Aug. 31, 2018	Nov. 30, 2017
ASSETS
Real estate assets at cost, net	$215,220	$196,740
Cash and cash equivalents	11,972	30,068
Short-term investments	11,000	—
Deferred income taxes	1,436	1,904
Real estate assets held for sale	1,217	1,932
Other assets	21,704	18,393
Total assets	$262,549	$249,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$141,113	$129,203
Deferred revenue	11,817	11,818
Accounts payable and accrued liabilities	5,520	4,991
Dividend payable	—	2,000
Other liabilities	7,702	7,972
Total liabilities	166,152	155,984
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,615,583 and 5,541,029 shares issued, respectively, and 5,045,050 and 5,000,535 shares outstanding, respectively	56	55
Additional paid-in capital	111,414	108,770
Retained earnings	2,207	2,806
Accumulated other comprehensive income (loss), net of tax	2,203	(284)
Treasury stock, at cost, 570,533 and 540,494 shares, respectively	(19,483)	(18,294)
Total stockholders' equity	96,397	93,053
Total liabilities and stockholders' equity	$262,549	$249,037

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
Rental revenue	$8,001	$7,759	$24,374	$22,070
Revenue from property sales	—	2,195	1,023	12,950
Total revenue	8,001	9,954	25,397	35,020

Operating expenses of rental properties	2,189	2,133	7,278	6,822
Depreciation and amortization expense	2,743	2,637	8,450	7,373
General and administrative expenses	1,842	1,735	5,815	6,131
Costs related to property sales	—	255	144	2,915
Total expenses	6,774	6,760	21,687	23,241

Operating income	1,227	3,194	3,710	11,779

Interest expense	(1,487)	(1,443)	(4,566)	(4,200)
Investment income	49	7	75	69
Gain on sales of common stock of Centaur Media plc	—	275	—	275
(Loss) income before income tax benefit (provision)	(211)	2,033	(781)	7,923
Income tax benefit (provision)	89	(704)	(733)	(2,806)
Net (loss) income	$(122)	$1,329	$(1,514)	$5,117

Basic net (loss) income per common share	$(0.02)	$0.27	$(0.30)	$1.02

Diluted net (loss) income per common share	$(0.02)	$0.26	$(0.30)	$1.02

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
Net (loss) income	$(122)	$1,329	$(1,514)	$5,117

Other comprehensive income (loss), net of tax:
Reclassifications included in net (loss) income	97	37	435	464
Unrealized gain (loss) on cash flow hedges	132	(697)	2,088	(1,322)
(Decrease) increase in fair value of Centaur Media plc	—	(33)	—	159
Total other comprehensive income (loss), net of tax	229	(693)	2,523	(699)
Total comprehensive income	$107	$636	$1,009	$4,418

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2018 and 2017

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Stock-based compensation expense	—	—	260	—	—	—	260
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Net income	—	—	—	5,117	—	—	5,117
Total other comprehensive loss, net of tax	—	—	—	—	(699)	—	(699)
Balance at August 31, 2017	5,541,029	$55	$108,698	$5,296	$(1,748)	$(18,294)	$94,007

Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Stock-based compensation expense	—	—	261	—	—	—	261
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	74,554	1	2,383	—	—	(1,189)	1,195
Net loss	—	—	—	(1,514)	—	—	(1,514)
Total other comprehensive income, net of tax	—	—	—	—	2,523	—	2,523
Balance at August 31, 2018	5,615,583	$56	$111,414	$2,207	$2,203	$(19,483)	$96,397

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017
Operating activities:
Net (loss) income	$(1,514)	$5,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,450	7,373
Gain on sales of properties	(879)	(10,035)
Deferred income taxes	634	2,806
Stock-based compensation expense	261	260
Amortization of debt issuance costs	224	262
Gain on sales of common stock of Centaur Media plc	—	(275)
Amortization of terminated swap agreement	162	40
Payment of employee withholding taxes on options exercised	(39)	—
Changes in assets and liabilities:
Other assets	(1,950)	(3,235)
Accounts payable and accrued liabilities	(832)	(462)
Deferred revenue	(1)	2,880
Other liabilities	480	974
Net cash provided by operating activities	4,996	5,705

Investing activities:
Additions to real estate assets	(23,667)	(10,964)
Short-term investments, net	(11,000)	—
Proceeds from sales of properties, net of expenses	998	12,119
Deferred leasing costs and other	(485)	(1,110)
Proceeds from sales of properties returned from escrow, net	91	3,444
Acquisition of building	—	(18,440)
Proceeds from sales of common stock of Centaur Media plc	—	1,216
Net cash used in investing activities	(34,063)	(13,735)

Financing activities:
Proceeds from mortgage loans and construction loan	26,806	34,750
Principal payments on mortgage loans	(14,501)	(12,559)
Dividends paid to stockholders	(2,000)	(1,514)
Proceeds from exercise of stock options	1,234	—
Payment of debt issuance costs	(568)	(533)
Repurchase of common stock	—	(1,474)
Payment for termination of interest rate swap agreement	—	(341)
Net cash provided by financing activities	10,971	18,329
Net (decrease) increase in cash and cash equivalents	(18,096)	10,299
Cash and cash equivalents at beginning of period	30,068	24,689
Cash and cash equivalents at end of period	$11,972	$34,988

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

As of August 31, 2018, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposure. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

Griffin’s short-term investments are repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies and are accounted for as held-to-maturity securities under ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.

The results of operations for the three months ended August 31, 2018 (the “2018 third quarter”) and the nine months ended August 31, 2018 (the “2018 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended August 31, 2017 are referred to herein as the “2017 third quarter” and “2017 nine month period,” respectively.

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which is intended to eliminate the stranded tax effects within Accumulated Other Comprehensive Income (“AOCI”) resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. The effective date of ASU No. 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements have not yet been released. Griffin elected to early adopt and apply the provisions of ASU No. 2018-02 in the 2018 first quarter. This adoption resulted in a one-time reclassification of the effect of re-measuring Griffin’s net deferred tax assets related to interest rate swap agreements within AOCI and retained earnings resulting from the reduction in the U.S. federal statutory tax rate from 35% to 21%. The reclassification resulted in a decrease to AOCI and an increase to retained earnings of $36, with no net impact to total stockholders’ equity.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. This Update also provides greater consistency in applying the guidance by making the definition of a business more operable. This Update became effective for Griffin in the 2018 first quarter. The adoption of ASU No. 2017-01 did not have an impact on Griffin’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This Update addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This Update became effective for Griffin in the 2018 first quarter.  Griffin recorded a deferred tax asset of $879 with a corresponding increase in retained earnings upon adoption. The adoption of ASU No. 2016-09 did not affect the classification of any current awards and did not have a retrospective impact on Griffin’s cash flows as no tax benefits from stock options were recognized in the periods presented. As part of the adoption of this Update, Griffin is continuing its policy of estimating the forfeiture rate of options.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This Update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This Update will become effective for Griffin in fiscal 2021. Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of this Update to have an impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. This Update simplifies the accounting for nonemployee share-based payments by aligning it more closely with the accounting for employee awards. This Update will become effective for Griffin in fiscal 2020. Early adoption is permitted, but no earlier than Griffin’s adoption of Topic 606 (see below). Griffin does not expect the application of this Update to have an impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. This Update will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. This Update will become effective for Griffin in fiscal 2020. Griffin does not expect the application of this Update to have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under this Update is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. This Update also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This Update will become effective for Griffin in fiscal 2020 using a modified retrospective approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption are allowed. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This Update is not applicable to revenue from leases. This Update supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, the Update requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Update permits the use of either the retrospective or cumulative effect transition method. This Update will become effective for Griffin in fiscal 2019. Certain aspects of this new standard may affect revenue recognition by Griffin. Griffin is evaluating the impact that the application of this Update will have on its consolidated financial statements.

There are various other Updates recently issued which represent technical corrections to the accounting literature or apply  to specific industries. Griffin does not expect the application of any of these other Updates to have an impact on its consolidated financial statements.

2.    Fair Value

Griffin applies the provisions of ASC 820, which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities. Griffin’s available-for-sale securities were considered Level 1 within the fair value hierarchy prior to their sale in fiscal 2017 (see Note 7).

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 assets and liabilities include Griffin’s interest rate swap agreements (see Note 4). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy. Level 2 assets also include Griffin’s short-term investments in repurchase agreements with Webster Bank (see Note 1). The repurchase agreements are carried at cost, which approximates fair value. These agreements are classified as Level 2 based on the adequacy of collateral and their short-term nature.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2018 nine month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$—	$11,000	$—
Interest rate swap assets	$—	$2,973	$—
Interest rate swap liabilities	$—	$100	$—

	November 30, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$644	$—
Interest rate swap liabilities	$—	$845	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2018		November 30, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$11,972	$11,972	$30,068	$30,068
Sale proceeds held in escrow	1	$—	$—	$91	$91
Short-term investments	2	$11,000	$11,000	$—	$—
Interest rate swap assets	2	$2,973	$2,973	$644	$644
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$141,113	$140,916	$129,203	$128,999
Interest rate swap liabilities	2	$100	$100	$845	$845

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, sale proceeds held in escrow, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The fair values of the mortgage and construction loans are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Aug. 31, 2018	Nov. 30, 2017
Land		$23,395	$20,403
Land improvements	10 to 30 years	31,786	30,833
Buildings and improvements	10 to 40 years	187,752	187,116
Tenant improvements	Shorter of useful life or terms of related lease	28,032	27,924
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		22,729	486
Development costs		13,068	14,132
		317,720	291,852
Accumulated depreciation		(102,500)	(95,112)
		$215,220	$196,740

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
Depreciation expense	$2,399	$2,283	$7,258	$6,490

Capitalized interest	$206	$26	$338	$26

On April 26, 2018, Griffin closed on the sale of approximately 49 acres (the “2018 Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $850, before transaction costs, and recorded a pretax gain of $794 on the 2018 Southwick Land Sale. The net cash proceeds, after transaction costs, of $847 from the 2018 Southwick Land Sale were deposited into escrow for the acquisition of a replacement property in a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes. On July 18, 2018, Griffin closed on the purchase of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for a purchase price of $2,600, before transaction costs, as a replacement property under a 1031 Like-Kind Exchange.

On August 4, 2017, Griffin completed the sale of approximately 76 acres (the “2017 Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $2,100, before transaction costs, and recorded a pretax gain of $1,890 on the 2017 Southwick Land Sale. The net cash proceeds, after transaction costs, of $1,943 from the 2017 Southwick Land Sale were deposited into escrow for the acquisition of a replacement property as part of a 1031 Like-Kind Exchange. On August 24, 2017, Griffin closed on the purchase of an approximately 14 acre parcel of undeveloped land in Upper Macungie Township, Lehigh County, Pennsylvania (the “Macungie Land”) for a purchase price of $1,800, before transaction costs, as a replacement property under a 1031 Like-Kind Exchange.

On April 28, 2017, Griffin closed on the sale of approximately 67 acres (the “2017 Phoenix Crossing Land Sale”) of undeveloped land in Phoenix Crossing, the approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Griffin received cash proceeds of $10,250, before transaction costs, and recorded a pretax gain of $7,975 on the 2017 Phoenix Crossing Land Sale. The net cash proceeds, after transaction costs, of $9,711 from the 2017 Phoenix Crossing Land Sale were deposited into escrow and subsequently used for the acquisition (see below) of 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina, as the replacement property under a 1031 Like-Kind Exchange.

On June 9, 2017, Griffin closed on the purchase of 215 International Drive for a purchase price of $18,440. The purchase price was paid in cash at closing using proceeds of $9,711 held in escrow from the 2017 Phoenix Crossing Land Sale with the balance paid from Griffin’s cash on hand. Griffin incurred approximately $71 of acquisition costs on the purchase of 215 International which are included in general and administrative expenses on Griffin’s consolidated statements of operations for the 2017 third quarter and 2017 nine month period. 215 International was constructed in 2015 and was 74% leased at the time it was acquired. Subsequent to the closing, one of the tenants in 215 International leased an additional approximately 73,000 square feet, which resulted in 215 International being fully leased. 215 International was Griffin’s first property in the Charlotte area. Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $18,440 purchase price, $16,789 represented the fair value of the real estate assets and $1,651 represented the fair value of the acquired intangible assets, comprised of the value of the in-place leases at the time of purchase and the value of tenant relationships. The intangible assets are included in other assets on Griffin’s consolidated balance sheet.

Real estate assets held for sale consist of:

	Aug. 31, 2018	Nov. 30, 2017
Land	$210	$504
Land improvements	—	354
Development costs	1,007	1,074
	$1,217	$1,932

Real estate assets held for sale were reduced in the 2018 nine month period by $105 related to property sales that closed and by $610, which was reclassified into real estate assets as a result of a proposed property sale that is no longer expected to take place.

4.    Mortgage and Construction Loans

Griffin’s mortgage and construction loans consist of:

	Aug. 31, 2018	Nov. 30, 2017
3.91%, due January 27, 2020 *	$3,378	$3,478
4.72%, due October 3, 2022 *	4,297	4,367
4.39%, due January 2, 2025 *	19,811	20,221
4.17%, due May 1, 2026 *	13,577	13,844
3.79%, November 17, 2026 *	25,573	26,076
4.39%, due August 1, 2027 *	10,345	10,523
3.97%, due September 1, 2027	11,953	12,115
4.57%, due February 1, 2028 *	18,581	—
5.09%, due July 1, 2029	6,280	6,597
5.09%, due July 1, 2029	4,400	4,622
4.33%, due August 1, 2030	17,062	17,308
4.45%, due March 1, 2027 *	—	11,826
Nonrecourse mortgage loans	135,257	130,977
Debt issuance costs	(1,780)	(1,774)
Nonrecourse mortgage loans, net of debt issuance costs	133,477	129,203

4.51% construction loan	8,025	—
Debt issuance costs	(389)	—
Construction loan, net of debt issuance costs	7,636	—

Mortgage and construction loans, net of debt issuance costs	$141,113	$129,203

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.30% and 4.26% as of August 31, 2018 and November 30, 2017, respectively. As of August 31, 2018, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see

Note 2). No ineffectiveness on the cash flow hedges was recognized as of August 31, 2018 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2018 nine month period, Griffin recognized a gain, included in other comprehensive income, before taxes of $3,236 on its interest rate swap agreements. In the 2017 nine month period, Griffin recognized a loss, included in other comprehensive loss, before taxes of $1,045 on its interest rate swap agreements. As of August 31, 2018, $74 was expected to be reclassified over the next twelve months to accumulated other comprehensive income from interest expense. As of August 31, 2018, the net fair value of Griffin’s interest rate swap agreements was $2,873, with $2,973 included in other assets and $100 included in other liabilities on Griffin’s consolidated balance sheet.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease with one tenant for the entire building. Upon completion of 220 Tradeport Drive and commencement of rent payments by the tenant (six months after lease commencement), the State Farm Loan provides that it will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. Under the terms of the State Farm Loan, the interest rate on the loan is 4.51% during both the construction phase and for the term of the permanent mortgage. Monthly principal payments, which begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to $14,288 if certain additional improvements are made to 220 Tradeport Drive.

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of $11,781 at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings, aggregating approximately 275,000 square feet that collateralized the 2017 People’s Mortgage. In addition, 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017, was added to the collateral for the 2018 People’s Mortgage. At the closing of the 2018 People’s Mortgage, Griffin received additional mortgage proceeds of $7,000 (before transaction costs), net of the $11,781 used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a  ten year term with monthly principal payments based on a twenty-five  year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On July 14, 2017, a subsidiary of Griffin closed on a $10,600 nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of $10,120 at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of that loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it is scheduled to expire in 2025. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Mortgage is a variable rate consisting of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term. Griffin paid $341 in connection with the termination of the 2009 Berkshire Swap.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank that was scheduled to expire on July 31, 2018. In the 2018 third quarter, Griffin and Webster Bank completed the Second Mortgage Modification Agreement that extended the Webster Credit Line through July 31, 2019. Interest on borrowings under the Webster Credit Line remains at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of August 31, 2018, the Webster Credit Line secured certain unused standby letters of credit aggregating $1,068 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
Net (loss) income	$(122)	$1,329	$(1,514)	$5,117

Weighted average shares outstanding for computation of basic per share results	5,031,000	5,001,000	5,013,000	5,013,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	27,000	—	24,000
Adjusted weighted average shares for computation of diluted per share results	5,031,000	5,028,000	5,013,000	5,037,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2018 third quarter and 2018 nine month period would have been 76,000 and 60,000, respectively.

Universal Shelf Filing/At-the-Market Equity Offering Program

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30,000 of its common stock (“Common Stock”) under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under a sales agreement with Baird, Griffin will set the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended. In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use net proceeds, if any, from the ATM Program for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations. Griffin currently does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term.

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2018 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin directors and employees:

	For the Nine Months Ended
	Aug. 31, 2018		Aug. 31, 2017
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,195	$14.41	6,570	$13.49
Employees	-	$-	5,000	$11.13
	5,195		11,570

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017
Expected volatility	30.5%	32.7 to 39.6%
Risk free interest rates	3.0%	2.1 to 2.2%
Expected option term (in years)	8.5	7.5 to 8.5
Annual dividend yield	1.1%	0.8 to 0.9%

Number of option holders at August 31, 2018	28

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
Compensation expense	$83	$90	$261	$260

Related tax benefit	$14	$19	$40	$59

For all periods presented, the forfeiture rate for directors was 0%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of August 31, 2018, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2018	$89
Fiscal 2019	$265
Fiscal 2020	$125
Fiscal 2021	$32

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Nine Months Ended
	August 31, 2018		August 31, 2017
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	333,762	$29.22	324,546	$29.23
Granted	5,195	$38.48	11,570	$30.59
Exercised	(74,554)	$31.97	—	$—
Forfeited	(20,279)	$33.78	(2,354)	$36.82
Outstanding at end of period	244,124	$28.20	333,762	$29.22

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	August 31, 2018	Exercise Price	(in years)	Value
$23.00 - $28.00	118,276	$26.73	7.3	$1,582
$28.00 - $32.00	117,034	$29.09	3.4	1,289
$32.00 - $39.00	8,814	$36.29	6.7	33
	244,124	$28.20	5.4	$2,904

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following:

	For the Nine Months Ended Aug. 31, 2018
		Unrealized gain
	Unrealized gain on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2017	$(284)	$—	$(284)
Other comprehensive income before reclassifications	2,088	—	2,088
Amounts reclassified	435	—	435
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	(36)	—	(36)
Net activity for other comprehensive income	2,487	—	2,487
Balance August 31, 2018	$2,203	$—	$2,203

	For the Nine Months Ended Aug. 31, 2017
		Unrealized gain
	Unrealized loss on	on investment in
	cash flow hedges	Centaur Media	Total
Balance November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive (loss) income before reclassifications	(1,322)	159	(1,163)
Amounts reclassified	636	(172)	464
Net activity for other comprehensive loss	(686)	(13)	(699)
Balance August 31, 2017	$(1,748)	$—	$(1,748)

The components of other comprehensive income are as follows:

	For the Three Months Ended
	August 31, 2018			August 31, 2017
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$126	$(29)	$97	$326	$(117)	$209
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(281)	109	(172)
Total reclassifications included in net (loss) income	126	(29)	97	45	(8)	37

Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	168	(36)	132	(1,087)	390	(697)
Mark to market adjustment on Centaur Media for a decrease in the foreign currency exchange rate	—	—	—	(11)	3	(8)
Mark to market adjustment on Centaur Media for a decrease in fair value	—	—	—	(39)	14	(25)
Total change in other comprehensive income (loss)	168	(36)	132	(1,137)	407	(730)

Other comprehensive income (loss)	$294	$(65)	$229	$(1,092)	$399	$(693)

	For the Nine Months Ended
	August 31, 2018			August 31, 2017
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$557	$(122)	$435	$1,007	$(371)	$636
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(281)	109	(172)
Total reclassifications included in net (loss) income	557	(122)	435	726	(262)	464

Increase (decrease) in fair value adjustments on Griffin’s cash flow hedges	2,679	(591)	2,088	(2,052)	730	(1,322)
Mark to market adjustment on Centaur Media for an increase in the foreign currency exchange rate	—	—	—	25	(9)	16
Mark to market adjustment on Centaur Media for an increase in fair value	—	—	—	220	(77)	143
Total change in other comprehensive income (loss)	2,679	(591)	2,088	(1,807)	644	(1,163)

Other comprehensive income (loss)	$3,236	$(713)	$2,523	$(1,081)	$382	$(699)

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

See Supplemental Cash Flow Information in Note 7 for information on Common Stock received in connection with the exercise of stock options.

Cash Dividend

Griffin did not declare a cash dividend in the 2018 or 2017 nine month periods. During the 2018 first quarter, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter. During the 2017 first quarter, Griffin paid $1,514 for the cash dividend declared in the 2016 fourth quarter.

7.    Supplemental Financial Statement Information

Available-for-Sale Securities

In the fiscal 2017 third quarter, Griffin sold its remaining 1,952,462 shares in Centaur Media plc (“Centaur Media”). Griffin's investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in accumulated other comprehensive income (loss) (see Note 6).

Other Assets

Griffin's other assets are comprised of the following:

	Aug. 31, 2018	Nov. 30, 2017
Deferred rent receivable	$5,398	$5,351
Deferred leasing costs	4,466	5,113
Prepaid expenses	4,334	2,774
Interest rate swap assets	2,973	644
Intangible assets, net	1,473	1,695
Leasing receivables from tenants	1,162	1,097
Deposits	889	713
Registration statement costs	281	—
Furniture, fixtures and equipment, net	268	251
Mortgage escrows	221	448
Deferred financing costs related to the Webster Credit Line	45	47
Sale proceeds held in escrow	—	91
Other	194	169
Total other assets	$21,704	$18,393

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Aug. 31, 2018	Nov. 30, 2017
Accrued construction costs and retainage	$3,355	$1,894
Accrued interest payable	526	482
Accrued salaries, wages and other compensation	433	1,154
Accrued lease commissions	292	393
Trade payables	205	432
Other	709	636
Total accounts payable and accrued liabilities	$5,520	$4,991

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Aug. 31, 2018	Nov. 30, 2017
Deferred compensation plan	$5,308	$5,005
Prepaid rent from tenants	1,143	1,041
Security deposits of tenants	535	583
Land sale deposits	260	195
Conditional asset retirement obligations	171	204
Interest rate swap liabilities	100	845
Other	185	99
Total other liabilities	$7,702	$7,972

Supplemental Cash Flow Information

In the 2018 nine month period, Griffin received 30,039 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $1,189, and did not affect Griffin’s cash.

Prior to Griffin’s sale of its remaining shares of Centaur Media common stock in the fiscal 2017 third quarter, an increase of $245 in the 2017 nine month period reflected the mark to market adjustments of this investment and did not affect Griffin’s cash.

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

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,461 and $1,757 in the 2018 nine month period and 2017 nine month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
Aug. 31, 2018	Aug. 31, 2017	Aug. 31, 2018	Aug. 31, 2017
$1,545	$1,309	$4,474	$3,861

Income Taxes

On December 22, 2017, the TCJA was enacted and became effective for Griffin on January 1, 2018. The TCJA reduced the U.S. federal corporate statutory income tax rate from 35% to 21%, which results in a blended fiscal 2018 federal statutory rate for Griffin of approximately 22%. The impact of the lower statutory rate resulted in a net charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities that is included in Griffin’s 2018 nine month period income tax provision. The 2017 nine month period income tax provision of $2,806 principally related to Griffin’s 2017 nine month pretax income.

Griffin’s federal income tax returns for fiscal 2012 to fiscal 2017 are open to examination by the Internal Revenue Service (“IRS”). An IRS examination of the fiscal 2015 federal tax return was started in the 2018 first quarter. The remaining periods subject to examination for Griffin’s significant state return, which is Connecticut, are fiscal 2008 through fiscal 2017.

8.    Commitments and Contingencies

As of August 31, 2018, Griffin had committed purchase obligations of approximately $1,977, principally related to the completion of construction of 220 Tradeport Drive and 6975 Ambassador Drive, an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania, as well as improvements at other Griffin properties.

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina (the “Mecklenburg Land”) for approximately  $4,700 in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Mecklenburg Land, which is in the greater Charlotte area. Closing on the purchase of the Mecklenburg Land is subject to several conditions, including rezoning the Mecklenburg Land for industrial/warehouse development and obtaining all governmental approvals for Griffin’s development plans. The amount of industrial/warehouse space to be developed on the Mecklenburg Land will be based upon findings during the rezoning and approvals process. Satisfaction of the conditions required before closing is expected to be an extended process, with a closing on the purchase of the Mecklenburg Land not anticipated to take place until fiscal 2019. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3,600 in cash to $3,100 in cash and extend the due diligence period. If the transaction closes, Griffin plans to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land. The closing of this purchase, anticipated to take place in fiscal 2019, is subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7,700. Through August 31, 2018, the buyer has paid $260 of option fees to extend its option period through January 2019. In the 2018 nine month period, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent to the approval of the land use being granted, two appeals of the Connecticut regulatory authority’s approval were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, contested the purchase agreements for the electricity to be generated from the land subject to purchase. Settlement terms for one of the two appeals challenging the Connecticut regulatory authority’s land use approval have been agreed to between the party initiating the appeal and the prospective buyer, while negotiations on the other appeal are ongoing. Also, the challenge to the purchase agreements by the Attorney General of Massachusetts has been dismissed. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including the satisfactory outcome of the remaining appeal of the Connecticut regulatory authority’s approval. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

9.    Subsequent Events

In December 2017, the tenant leasing Griffin’s production nursery in Quincy, Florida (the “Florida Farm”) filed for protection under Chapter 11 of the U. S. Bankruptcy Code. Effective September 15, 2018, the tenant rejected the lease of the Florida Farm (the “Florida Farm Lease”), which was scheduled to expire on June 30, 2019 and had a rental rate of $500 per year. On September 28, 2018, Griffin and the tenant entered into a Stipulated Order whereby Griffin agreed to allow the tenant to remain on the Florida Farm through October 31, 2018 at the current rental rate under the

Florida Farm Lease. Griffin had received all rent due under the Florida Farm Lease through the time the lease was rejected.

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after August 31, 2018, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the period ended August 31, 2018, other than the disclosures herein.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent that there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2018 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2017.

Summary

For the three months ended August 31, 2018 (the “2018 third quarter”), Griffin incurred a net loss of approximately $0.1 million as compared to net income of approximately $1.3 million for the three months ended August 31, 2017 (the “2017 third quarter”). The net loss in the 2018 third quarter, as compared to net income in the 2017 third quarter, principally reflected a decrease of approximately $2.0 million in operating income in the 2018 third quarter, as compared to the 2017 third quarter, and a gain of approximately $0.3 million in the 2017 third quarter from the sale of Griffin’s holdings of common stock of Centaur Media, plc (“Centaur”), partially offset by an approximately $0.1 million income tax benefit in the 2018 third quarter as compared to an approximately $0.7 million income tax provision in the 2017 third quarter.  The income tax benefit in the 2018 third quarter, as compared to the income tax provision in the 2017 third quarter, principally reflected a pretax loss in the 2018 third quarter as compared to pretax income in the 2017 third quarter.

The lower operating income in the 2018 third quarter, as compared to the 2017 third quarter, reflected the effect of the gain from property sales of approximately $1.9 million in the 2017 third quarter (there were no property sales in the 2018 third quarter) and increases of approximately $0.1 million in both depreciation and amortization expense and general and administrative expenses, partially offset by an approximately $0.2 million increase in profit from leasing activities1 (which Griffin defines as rental revenue less operating expenses of rental properties). Property sales occur periodically and year to year changes in revenue and gain from property sales may not be indicative of any trends in Griffin’s real estate business.

The increase in profit from leasing activities to approximately $5.8 million in the 2018 third quarter from approximately $5.6 million in the 2017 third quarter principally reflected more space under lease in the 2018 third quarter. The higher depreciation and amortization expense in the 2018 third quarter, as compared to the 2017 third

1 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

quarter, principally reflected depreciation related to 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. 330 Stone was completed and placed in service just prior to the end of fiscal 2017.

For the nine months ended August 31, 2018 (the “2018 nine month period”), Griffin incurred a net loss of approximately $1.5 million as compared to net income of approximately $5.1 million for the nine months ended August 31, 2017 (the “2017 nine month period”). The net loss in the 2018 nine month period, as compared to net income in the 2017 nine month period, principally reflected: (a) a  decrease of approximately $8.1 million in operating income in the 2018 nine month period as compared to the 2017 nine month period; (b) an increase of approximately $0.4 million in interest expense in the 2018 nine month period as compared to the 2017 nine month period; and (c) the gain of approximately $0.3 million in the 2017 nine month period from the sale of Griffin’s holdings of common stock of Centaur;  partially offset by (d) a decrease of approximately $2.1 million in the income tax provision in the 2018 nine month period as compared to the 2017 nine month period.

The lower operating income in the 2018 nine month period, as compared to the 2017 nine month period, reflected: (a) an approximately $9.2 million decrease in gain from property sales; and (b) an approximately $1.1 million increase in depreciation and amortization expense in the 2018 nine month period as compared to the 2017 nine month period; partially offset by (c) an approximately $1.8 million increase in profit from leasing activities; and (d) an approximately $0.3 million decrease in general and administrative expenses in the 2018 nine month period as compared to the 2017 nine month period. The decrease in gain from property sales principally reflected the inclusion in the 2017 nine month period of a gain of approximately $8.0 million on the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”). The higher depreciation and amortization expense in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected depreciation and amortization expense related to 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in the Charlotte, North Carolina area, which was acquired in the fiscal 2017 third quarter and 330 Stone, which was placed in service just prior to the end of fiscal 2017.

The increase in profit from leasing activities to approximately $17.1 million in the 2018 nine month period from approximately $15.2 million in the 2017 nine month period, principally reflected higher rental revenue in the 2018 nine month period as a result of more space under lease in the 2018 nine month period as compared to the 2017 nine month period. The decrease in general and administrative expenses in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected the 2017 nine month period including the write-off of costs related to a land purchase that was not completed and lower expenses in the 2018 nine month period related to Griffin’s non-qualified deferred compensation plan. The higher interest expense in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected the higher amount of debt outstanding in the 2018 nine month period as compared to the 2017 nine month period.

The 2018 nine month period income tax provision includes approximately $1.0 million related to the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017 and became effective for Griffin in the fiscal 2018 first quarter. As Griffin had net deferred tax assets at the time the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the charge that is included in the 2018 nine month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 nine month period  were income tax benefits of approximately $0.2 million related to the 2018 nine month period pretax loss of approximately $0.8 million and approximately $0.1 million related to the exercise of stock options in the 2018 nine month period.

In the 2018 nine month period, Griffin started construction of two industrial/warehouse buildings. One of the new buildings is an approximately 234,000 square foot build-to-suit building (“220 Tradeport Drive”) in NE Tradeport. The other (“6975 Ambassador”) is an approximately 134,000 square foot building, built on speculation in the Lehigh Valley of Pennsylvania, on land purchased in fiscal 2017. Subsequent to the end of the 2018 nine month period, 220 Tradeport Drive and 6975 Ambassador were both completed and placed in service. The full building lease of 220 Tradeport Drive commenced subsequent to the end of the 2018 nine month period (see Liquidity and Capital Resources section below).

Results of Operations

2018 Third Quarter Compared to 2017 Third Quarter

Total revenue decreased from approximately $10.0 million in the 2017 third quarter to approximately $8.0 million in the 2018 third quarter, reflecting a decrease of approximately $2.2 million in revenue from property sales partially offset by an increase of approximately $0.2 million in rental revenue.

Revenue from property sales of approximately $2.2 million in the 2017 third quarter principally reflected $2.1 million from the sale of approximately 76 acres of undeveloped land in Southwick, Massachusetts (the “2017 Southwick Land Sale”). The costs related to property sales in the 2017 third quarter, which principally related to the 2017 Southwick Land Sale, were approximately $0.3 million, resulting in a  pretax gain of approximately $1.9 million from 2017 third quarter property sales. Griffin did not complete any property sales in the 2018 third quarter.

Rental revenue increased to approximately $8.0 million in the 2018 third quarter from approximately $7.8 million in the 2017 third quarter. The approximately $0.2 million increase in rental revenue in the 2018 third quarter over the 2017 third quarter was principally due to: (a) an increase of approximately $0.2 million from new leases that started either near the end of, or subsequent to, the 2017 third quarter; (b) approximately $0.1 million of rental revenue from 330 Stone, which was 54% leased when placed in service just prior to the end of fiscal 2017; and (c) approximately $0.1 million for all other increases; partially offset by a decrease of approximately $0.2 million from leases that expired subsequent to the 2017 third quarter.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of August 31, 2017	3,574,000	3,436,000	96%
As of November 30, 2017	3,710,000	3,515,000	95%
As of August 31, 2018	3,710,000	3,471,000	94%

The increase in total square footage from August 31, 2017 to November 30, 2017 was due to the completion of construction and placing into service of 330 Stone near the end of fiscal 2017. The approximately 44,000 square foot net decrease in space leased as of August 31, 2018, as compared to November 30, 2017, reflects: (a) a lease amendment (the “Lease Amendment”) with  a tenant that had filed for protection under Chapter 11 of the U.S. Bankruptcy Code whereby the tenant reduced its space under lease in a NE Tradeport industrial/warehouse building from approximately 100,000 square feet  to approximately 52,000 square feet;  and (b) the expiration of an approximately 7,000 square foot  lease of a small restaurant building (included in office/flex space);  partially offset by (c) leasing approximately 11,000 square feet of previously vacant office/flex space in Griffin Center South in Bloomfield, Connecticut. In the 2018 nine month period, Griffin extended several leases aggregating approximately 267,000 square feet (mostly industrial/warehouse space), including a three year extension of a 228,000 square foot full building lease in the Lehigh Valley, scheduled to expire on September 30, 2018, at a rental rate 12% higher than the rental rate in effect at the time of the lease extension.

As of August 31, 2018, Griffin’s approximately 3,277,000 square feet of industrial/warehouse space, which comprised approximately 88% of Griffin’s total square footage, was 96% leased, with the only significant vacancies being approximately 63,000 square feet in 330 Stone and the approximately 48,000 square feet in NE Tradeport that became vacant as a result of the Lease Amendment.  Griffin’s industrial/warehouse buildings in the Lehigh Valley of Pennsylvania and the Charlotte, North Carolina area were fully leased as of August 31, 2018. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (12% of Griffin’s total square footage) and located entirely in the Hartford, Connecticut area, were approximately 72% leased as of August 31, 2018. Subsequent to the end of the 2018 third quarter, two new industrial/warehouse buildings, 220 Tradeport Drive (a  build-to-suit building) and 6975 Ambassador (built on speculation), were completed and placed in service, bringing Griffin’s total portfolio to approximately 4,078,000 square feet and total industrial/warehouse space to approximately 3,645,000 square feet (89% of Griffin’s total real estate portfolio). The full building lease of 220 Tradeport Drive commenced subsequent to the end of the 2018 third quarter. 6975 Ambassador is not yet leased.

All of Griffin’s Connecticut industrial/warehouse buildings are in the north submarket of Hartford, which had been strong in fiscal 2017 into the 2018 first quarter, but appeared to soften somewhat during the fiscal 2018 second and third quarters. The Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained strong through the 2018 third quarter.  The real estate market for office/flex space in the north submarket of Hartford, where all of Griffin’s office/flex buildings are located, remained weak in the 2018 third quarter.

Operating expenses of rental properties increased to approximately $2.2 million in the 2018 third quarter from approximately $2.1 million in the 2017 third quarter. The approximately $0.1 million increase in operating expenses of rental properties principally reflected small increases across all properties. Depreciation and amortization expense increased to approximately $2.7 million in the 2018 third quarter from approximately $2.6 million in the 2017 third quarter. The approximately $0.1 million increase in depreciation and amortization expense in the 2018 third quarter, as compared to the 2017 third quarter,  principally reflected depreciation and amortization expense related to 330 Stone.

Griffin’s general and administrative expenses increased to approximately $1.8 million in the 2018 third quarter from approximately $1.7 million in the 2017 third quarter. The approximately $0.1 million increase in general and administrative expenses in the 2018 third quarter, as compared to the 2017 third quarter, principally reflected an increase of approximately $0.1 million of state capital and franchise taxes.

Griffin’s interest expense of approximately $1.5 million in the 2018 third quarter was essentially unchanged as compared to the 2017 third quarter.  An increase of approximately $0.2 million of interest expense from the higher amount of outstanding debt in the 2018 third quarter, as compared to the 2017 third quarter, was offset by an increase of approximately $0.2 million of interest capitalized in the 2018 third quarter, as compared to the 2017 third quarter.

Griffin’s income tax benefit of approximately $0.1 million in the 2018 third quarter, as compared to an income tax provision of approximately $0.7 million in the 2017 third quarter, principally reflected a pretax loss of approximately $0.2 million in the 2018 third quarter as compared to pretax income of approximately $2.0 million in the 2017 third quarter.  The effective tax rate of 42.2% in the 2018 third quarter, as compared to the federal statutory tax rate of 21% for fiscal 2018, principally reflected tax benefits of approximately $0.1 million from the exercise of stock options in the 2018 third quarter. Griffin’s income tax provision in the 2017 third quarter principally reflected the federal statutory tax rate of 35% and the effect of state and local income taxes.  The effective income tax rate for the 2018 third quarter is based on management’s projection of operating results for the fiscal 2018 full year. To the extent that actual results differ from current projections, the effective income tax rate may change.

2018 Nine Month Period Compared to 2017 Nine Month Period

Total revenue decreased from approximately $35.0 million in the 2017 nine month period to approximately $25.4 million in the 2018 nine month period, reflecting a decrease of approximately $11.9 million in revenue from property sales partially offset by an increase of approximately $2.3 million in rental revenue.

Revenue from property sales of approximately $1.0 million in the 2018 nine month period reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “2018 Southwick Land Sale”), approximately $0.1 million from the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut, and the recognition of approximately $0.1 million of revenue from a buyer’s forfeiture of a deposit on a potential land sale. The aggregated costs related to the 2018 Southwick Land Sale, the Stratton Farms residential lot sale and the deposit forfeiture aggregated approximately $0.1 million, resulting in a total pretax gain of approximately $0.9 million from property sales in the 2018 nine month period.

Revenue from property sales of approximately $12.9 million in the 2017 nine month period reflected approximately $10.3 million from the 2017 Phoenix Crossing Land Sale, $2.1 million from the 2017 Southwick Land Sale, approximately $0.5 million from two smaller land sales and recognition of the remaining approximately $0.1 million of revenue from the sale of approximately 90 acres of undeveloped land in Phoenix Crossing (the “2013 Phoenix Crossing Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”). The costs related to the 2017 Phoenix Crossing Land Sale, the 2017 Southwick Land Sale, and the two smaller land sales were approximately $2.3 million, approximately $0.2 million and approximately $0.4 million, respectively, resulting in gains of approximately $8.0 million, approximately $1.9 million and approximately $0.1 million, respectively. The 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method whereby revenue was recognized as costs related to the 2013 Phoenix Crossing Land Sale (initial land costs and required offsite improvements) were incurred. In the 2017 second quarter, Griffin completed the required offsite improvements under the terms of the 2013 Phoenix Crossing Land Sale and recognized the remaining approximately $0.1 million of revenue that had been deferred pending completion of the required offsite improvements. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $24.4 million in the 2018 nine month period from approximately $22.1 million in the 2017 nine month period. The approximately $2.3 million increase in rental revenue in the 2018 nine month period over the 2017 nine month period was principally due to: (a) approximately $0.8 million of rental revenue from 215 International; (b) approximately $0.4 million of rental revenue from 330 Stone; (c) approximately $1.5 million of rental revenue from other new leases that started either during, or subsequent to, the 2017 nine month period; and (d) approximately $0.3 million for all other increases; partially offset by a decrease of approximately $0.7 million from leases that expired subsequent to the 2017 nine month period.

Operating expenses of rental properties increased to approximately $7.3 million in the 2018 nine month period from approximately $6.8 million in the 2017 nine month period. The approximately $0.5 million increase in operating expenses of rental properties in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected approximately $0.2 million of expenses at 330 Stone (placed in service in the fiscal 2017 fourth quarter), an increase of approximately $0.1 million of expenses at 215 International (acquired in the fiscal 2017 third quarter) and an increase of approximately $0.2 million of expenses across all other properties.

Depreciation and amortization expense increased to approximately $8.5 million in the 2018 nine month period from approximately $7.4 million in the 2017 nine month period. The approximately $1.1 million increase in depreciation and amortization expense in the 2018 nine month period, as compared to the 2017 nine month period, reflected depreciation and amortization expense of approximately $0.4 million related to 215 International,  approximately $0.3 million related to 330 Stone and approximately $0.4 million across all other properties.

Griffin’s general and administrative expenses decreased to approximately $5.8 million in the 2018 nine month period from approximately $6.1 million in the 2017 nine month period. The approximately $0.3 million decrease in general and administrative expenses in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected approximately $0.2 million of lower expenses related to Griffin’s non-qualified deferred compensation plan and the inclusion in the 2017 nine month period of an approximately $0.3 million write-off of costs incurred for a potential purchase of a 31 acre parcel of undeveloped land in the Lehigh Valley that was not completed, partially offset by an increase of approximately $0.2 million in all other general and administrative expenses. The lower expense related to Griffin’s non-qualified deferred compensation plan in the 2018 nine month period, as compared to the 2017 nine month period, reflected a smaller increase in the non-qualified deferred compensation plan liability in the 2018 nine month period, as compared to the 2017 nine month period, as a result of the effect of lower stock market performance on participant balances in the 2018 nine month period as compared to the 2017 nine month period.

Griffin’s interest expense increased to approximately $4.6 million in the 2018 nine month period from approximately $4.2 million in the 2017 nine month period. The approximately $0.4 million increase in interest expense in the 2018 nine month period, as compared to the 2017 nine month period, principally reflected interest expense of approximately $0.7 million on the higher amount of outstanding debt in the 2018 nine month period, partially offset by an increase of approximately $0.3 million of interest capitalized in the 2018 nine month period as compared to the 2017 nine month period.

Griffin’s income tax provision was approximately $0.7 million in the 2018 nine month period as compared to approximately $2.8 million in the 2017 nine month period. The income tax provision in the 2018 nine month period included approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA. As Griffin had net deferred tax assets at the time the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the charge that is included in the 2018 nine month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities were income tax benefits of approximately $0.2 million on the approximately $0.8 million pretax loss in the 2018 nine month period and approximately $0.1 million related to the exercise of stock options in the 2018 nine month period. The effective income tax rate for the 2018 nine month period is based on management’s projection of operating results for the fiscal 2018 full year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $5.0 million in the 2018 nine month period as compared to approximately $5.7 million in the 2017 nine month period. The approximately $0.7 million decrease in net cash provided by operating activities in the 2018 nine month period, as compared to the 2017 nine month period,  principally reflected a  decrease in cash of approximately $2.5 million from changes in assets and liabilities substantially offset by an increase in cash of approximately $1.8 million from results of operations as adjusted for gains on property sales and noncash expenses in the 2018 nine month period, as compared to the 2017 nine month period. The increase in cash provided by results of operations as adjusted for gains on property sales and noncash expenses principally reflected the approximately $1.8 million increase in profit from leasing activities2 (which Griffin defines as rental revenue less operating expenses of rental properties) in the 2018 nine month period, as compared to the 2017 nine month period.

Net cash used in investing activities was approximately $34.1 million in the 2018 nine month period, as compared to approximately $13.7 million in the 2017 nine month period. The net cash used in investing activities in the 2018 nine month period reflected: (a) cash payments of approximately $23.7 million for additions to real estate assets; (b) net cash of $11.0 million used for short-term investments; and (c) cash payments of approximately $0.5 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from property sales; and (e) approximately $0.1 million of cash proceeds from a fiscal 2017 property sale returned from escrow.

The approximately $23.7 million of cash payments for additions to real estate assets in the 2018 nine month period reflected the following:

New building construction (including site work)	$16.7 million
Tenant and building improvements related to leasing	$3.7 million
Purchase of undeveloped land	$2.7 million
Development costs and infrastructure improvements	$0.6 million

Cash payments for new building construction (including site work) in the 2018 nine month period included approximately $10.4 million for the construction of 220 Tradeport Drive, which was built in connection with a long-term lease (see below),  approximately $6.2 million for the construction, on speculation, of 6975 Ambassador and approximately $0.1 million for the final payments for the construction of 330 Stone. Griffin paid a total of approximately $7.6 million for site work and construction of the building shell for 330 Stone. Including the $10.4 million paid in the 2018 nine month period, Griffin expects to pay a total of approximately $12.8 million for building construction (including site work) of 220 Tradeport Drive (excluding tenant improvements, leasing and financing costs). Including the $6.2 million paid in the 2018 nine month period, Griffin expects to pay a total of approximately $8.1 million for building construction (including site work) of 6975 Ambassador. Griffin completed construction of both 220 Tradeport Drive and 6975 Ambassador subsequent to the end of the 2018 third quarter. Cash payments for tenant and building improvements in the 2018 nine month period principally related to the full-building lease at 220 Tradeport Drive (approximately $1.3 million), the approximately 74,000 square foot lease at 330 Stone that commenced just prior to the end of fiscal 2017 (approximately $1.4 million), and other new leases signed in the latter part of fiscal 2017 or the 2018 nine month period.

The cash payment of approximately $2.7 million in the 2018 nine month period for the purchase of undeveloped land was for an approximately 22 acre parcel in Concord, North Carolina (the “Concord Land”). Approximately $0.8 million of the purchase price of the Concord Land was paid using the proceeds from the 2018 Southwick Land Sale to complete  a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (see below). Griffin expects to invest approximately $12.8 million for the construction of two industrial/warehouse buildings aggregating approximately 283,000 square feet on the Concord Land, which is located near 215 International, Griffin’s industrial/warehouse building in Concord, North Carolina.

2 Profit from leasing activities is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

Griffin expects to begin construction of the first (approximately 147,000 square feet) of those two buildings in the fiscal 2018 fourth quarter.

Net cash payments of $11.0 million used for short-term investments reflects the investment in repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies. Cash payments of approximately $0.5 million for deferred leasing costs and other uses in the 2018 nine month period reflected approximately $0.4 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

The approximately $1.0 million of cash proceeds from property sales in the 2018 nine month period reflected approximately $0.8 million from the 2018 Southwick Land Sale, approximately $0.1 million from the sale of a Stratton Farms residential lot and approximately $0.1 million from a buyer’s forfeiture of a deposit on a potential land sale. The approximately $0.1 million of cash proceeds from property sales returned from escrow in the 2018 nine month period reflected the amount remaining after approximately $1.8 million of the approximately $1.9 million of total cash proceeds from the 2017 Southwick Land Sale,  deposited into escrow at closing, were used to purchase the Lehigh Valley land site for 6975 Ambassador in fiscal 2017 to complete a 1031 Like-Kind Exchange.

Net cash used in investing activities of approximately $13.7 million in the 2017 nine month period reflected: (a) approximately $18.4 million for the acquisition of 215 International; (b) cash payments of approximately $11.0 million for additions to real estate assets; and (c) cash payments of approximately $1.1 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $12.1 million from property sales; (e) approximately $3.4 million of cash proceeds from property sales returned from escrow; and (f) approximately $1.2 million of cash received from the sale of Centaur common stock. The approximately $12.1 million of cash proceeds from property sales reflected approximately $9.7 million from the 2017 Phoenix Crossing Land Sale, approximately $1.9 million from the 2017 Southwick Land Sale and approximately $0.5 million from two smaller land sales. The approximately $3.4 million of net cash proceeds from property sales returned from escrow were from a land sale in fiscal 2016 whereby the cash proceeds were deposited into escrow at closing for the potential purchase of a replacement property under a 1031 Like-Kind Exchange. The net cash proceeds from such land sale in fiscal 2016 were returned to Griffin in the 2017 nine month period because a replacement property was not acquired in the time period required under a 1031 Like-Kind Exchange.

In the 2017 nine month period, Griffin acquired 215 International, using approximately $9.7 million of proceeds from the 2017 Phoenix Crossing Land Sale that had been held in escrow for a 1031 Like-Kind Exchange, with the balance of approximately $8.7 million paid from cash on hand. Subsequent to the acquisition, Griffin closed on a nonrecourse mortgage loan of $12.15 million collateralized by 215 International (see below).

Cash payments of approximately $11.0 million for additions to real estate assets in the 2017 nine month period reflected the following:

Tenant and building improvements related to leasing	$6.1 million
Purchase of undeveloped land	$2.4 million
New building construction (including site work)	$2.2 million
Development costs and infrastructure improvements	$0.3 million

Cash payments for tenant and building improvements in the 2017 nine month period related to new leases signed in the latter part of fiscal 2016 and the 2017 nine month period. The undeveloped land purchased in the 2017 nine month period was the approximately 14 acre site for 6975 Ambassador. Cash payments for new building construction (including site work) in the 2017 nine month period were for 330 Stone, which was completed and placed in service in the fiscal 2017 fourth quarter. Cash payments of approximately $1.1 million in the 2017 nine month period for deferred leasing costs and other uses reflected approximately $1.0 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchase of equipment.

Net cash provided by financing activities was approximately $11.0 million in the 2018 nine month period, as compared to approximately $18.3 million in the 2017 nine month period. The net cash provided by financing activities in the 2018 nine month period reflected proceeds of approximately $26.8 million from mortgage loans and a construction loan and approximately $1.2 million from the exercise of stock options; partially offset by: (a) approximately $14.5 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on

Griffin’s common stock (“Common Stock”) that was declared in the fiscal 2017 fourth quarter and paid in the 2018 nine month period; and (c) approximately $0.6 million for payments of debt issuance costs.

The proceeds from mortgage loans and a construction loan in the 2018 nine month period reflected approximately $18.8 million from a mortgage loan refinancing (see below) and approximately $8.0 million for a construction loan (see below). The principal payments on mortgage loans reflected a payment of approximately $11.8 million in connection with the mortgage loan refinancing and approximately $2.7 million of recurring principal payments.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new approximately $18.8 million nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of approximately $11.8 million at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings (aggregating approximately 275,000 square feet) that collateralized the 2017 People’s Mortgage, and 330 Stone. Upon closing the 2018 People’s Mortgage, Griffin received additional proceeds of $7.0 million (before transaction costs), net of the approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would become effective only if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019 and would stay in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of 220 Tradeport Drive. In the fiscal 2017 fourth quarter, Griffin entered into a full building long-term lease of 220 Tradeport Drive.  Through August 31, 2018, Griffin had borrowed approximately $8.0 million under the State Farm Loan. Subsequent to August 31, 2018, Griffin borrowed an additional $3.4 million under the State Farm Loan.  Upon completion of 220 Tradeport Drive and the commencement of rent payments by the tenant (see below), the State Farm Loan provides that it will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019.  Under the terms of the State Farm Loan, the interest rate on the State Farm Loan is 4.51% during both the construction period and for the term of the permanent mortgage. Monthly principal payments, which begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to approximately $14.3 million if certain additional improvements are made to 220 Tradeport Drive.

In the fiscal 2017 fourth quarter, Griffin entered into a full building lease (the “220 Tradeport Lease”) for 220 Tradeport Drive with an investment grade company that intends to use 220 Tradeport Drive for the distribution of automotive parts. The 220 Tradeport Lease, which commenced on September 5, 2018, has a term of twelve years and six months with the tenant having several five year renewal options. Provided the tenant meets certain conditions, the tenant has an option (the “Expansion Option”) to cause Griffin to construct an approximately 54,000 square foot addition to 220 Tradeport Drive. If the tenant exercises the Expansion Option, the term of the 220 Tradeport Lease would be extended for at least ten years upon the tenant occupying the additional space. Griffin expects to spend approximately $16.3 million for the development of 220 Tradeport Drive, including all related site work, building construction, tenant improvements, leasing expenses and financing costs.

The net cash provided by financing activities in the 2017 nine month period reflected proceeds of $34.75 million from new mortgage loans (see below); partially offset by: (a) approximately $12.6 million of principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s Common Stock that was declared in the fiscal 2016 fourth quarter and paid in the 2017 nine month period; (c) approximately $1.5 million paid for the repurchase of Common Stock; (d) approximately $0.5 million of payments for debt issuance costs; and (e) a payment of approximately $0.3 million for the termination of an interest rate swap agreement. The principal payments on mortgage loans in the 2017 nine month period included approximately $10.1 million for repayment of mortgage loans that were refinanced and approximately $2.4 million of recurring principal payments.

The proceeds from new mortgage loans in the 2017 nine month period reflected: (a) $12.0 million from the 2017 People’s Mortgage (see above); (b) $12.15 million from a nonrecourse mortgage (the “2017 40|86 Mortgage”) with 40|86 Mortgage Capital, Inc. collateralized by 215 International; and (c) $10.6 million from refinancing a nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 40|86 Mortgage has an interest rate of 3.97% and a ten year term with monthly principal payments based on a thirty year amortization schedule. The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of approximately $10.1 million at the time of the refinancing and a variable interest rate consisting of the one month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of the loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it is scheduled to expire in 2025. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Loan is a variable rate consisting of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term. Griffin paid approximately $0.3 million in connection with the termination of the 2009 Berkshire Swap.

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

On June 18, 2018, Griffin extended, for an additional year, its $15 million revolving credit line (the “Webster Credit Line”) with Webster Bank that was scheduled to expire on July 31, 2018. Interest on borrowings under the Webster Credit Line remained at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of August 31, 2018, the Webster Credit Line secured certain standby letters of credit aggregating approximately $1.1 million that are related to Griffin's development activities.

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30 million of its common stock (“Common Stock”) under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under the sales agreement with Baird, Griffin sets the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended. In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use the net proceeds, if any, from the ATM Program for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes.  If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations.

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

Griffin’s payments (including principal and interest) under contractual obligations as of August 31, 2018 are as follows:

		Due Within	Due In	Due In	Due in More
	Total	One Year	1 - 3 Years	3 - 5 Years	Than 5 Years
	(in millions)
Mortgage loans and construction loan	$189.2	$9.9	$23.0	$23.3	$133.0
Revolving line of credit	—	—	—	—	—
Operating lease obligations	1.0	0.1	0.2	0.3	0.4
Purchase obligations (1)	2.0	2.0	—	—	—
Other (2)	5.3	—	—	—	5.3
	$197.5	$12.0	$23.2	$23.6	$138.7

(1)	Includes obligations related to the development of Griffin’s real estate assets, principally the completion of construction of 6975 Ambassador and 220 Tradeport Drive.

(2)	Reflects the liability for Griffin’s non-qualified deferred compensation plan. The timing on the payment of participant balances in the non-qualified deferred compensation plan is not determinable.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7.7 million. Through August 31, 2018, the buyer has paid approximately $0.3 million of option fees to extend its option period through January 2019. In the 2018 nine month period, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent to the approval of the land use being granted, two appeals of the Connecticut regulatory authority’s approval were filed and the Attorney General of Massachusetts, the state where substantially all of the electricity generated will be used, contested the purchase agreements for the electricity to be generated from the land subject to purchase. Settlement terms for one of the two appeals challenging the Connecticut regulatory authority’s land use approval have been agreed to between the party initiating the appeal and the prospective buyer, while negotiations on the other appeal are ongoing. Also, the challenge to the purchase agreements by the Attorney General of Massachusetts has been dismissed. A closing on the land sale contemplated by the Simsbury Option Agreement is subject to several significant contingencies, including the satisfactory outcome of the remaining appeal of the Connecticut regulatory authority’s approval. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer intended to use the land to generate solar electricity. The buyer’s option expired on May 5, 2018 and was not extended, thus terminating the EGW Option Agreement. Accordingly, the buyer forfeited the option fees (approximately $50,000) paid through that date, which is included in revenue from property sales in the statement of operations for the 2018 nine month period.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3.6 million in cash to $3.1 million in cash and extend the due diligence period. If the transaction closes, Griffin plans to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land. The closing of this purchase, anticipated to take place in fiscal 2019, is subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina (the “Mecklenburg Land”) for approximately $4.7 million in cash. If the transaction closes, Griffin plans to construct an industrial/warehouse development on the Mecklenburg Land, which is in the greater Charlotte area. Closing on the purchase of the Mecklenburg Land is subject to several conditions, including rezoning the Mecklenburg Land for industrial/warehouse development and obtaining all governmental approvals for Griffin’s development plans.  The amount of industrial/warehouse space to be developed on the Mecklenburg Land will be based upon findings during the rezoning and approvals process.  Satisfaction of the conditions required before closing is expected to be an extended process, with a closing on the purchase of the Mecklenburg Land not anticipated to take place until fiscal 2019. There is no guarantee that this transaction will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of August 31, 2018, Griffin had cash,  cash equivalents and short-term investments totaling approximately $23.0 million. Management believes that its cash, cash equivalents and short-term investments as of August 31, 2018, cash generated from leasing operations and property sales (including the potential property sale for approximately $7.7 million contemplated under the Simsbury Option Agreement), borrowings under the State Farm Loan and borrowing capacity under the Webster Credit Line will be sufficient to meet its working capital requirements, to purchase land parcels currently under agreement, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the costs of site work and construction of 6975 Ambassador and 220 Tradeport Drive; near-term expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf, and anticipated use of any future proceeds from the ATM program; completion of the land sale under the Simsbury Option Agreement; the purchases of the Lehigh Valley Land and the Mecklenburg Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan and related use of proceeds; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017 filed with the SEC on February 8, 2018.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. As of August 31, 2018, Griffin had several nonrecourse mortgage loans aggregating approximately $95.6 million that have variable interest rates, for which Griffin has entered into interest rate swap agreements to effectively fix the interest rates on all of these mortgage loans. There were no other variable rate borrowings outstanding as of August 31, 2018.

Griffin is exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of Griffin’s cash equivalents and short-term investments. These investments generally consist of money market securities and short-term repurchase agreements that are not significantly exposed to interest rate risk.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchase of Equity Securities

In the 2018 third quarter, Griffin received 6,163 and 5,471 shares of its Common Stock at $40.24 and $40.21 per share, respectively, from two employees as consideration for the exercise price in connection with the exercise of options to acquire 7,500 shares each of Griffin’s Common Stock at $33.07 under Griffin’s 2009 Stock Option Plan. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $467,988.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.2	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: October 9, 2018	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 9, 2018	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer