Form 10-K
period 2018-11-30
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2019-02-12
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $111,373,000 based on the closing sales price on The Nasdaq Stock Market LLC on May 31, 2018, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2019,  5,065,173 shares of common stock were outstanding.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding industry prospects or Griffin Industrial Realty, Inc.’s (“Griffin”) plans, expectations, or prospective results of operations or financial position, may be deemed to be forward‑looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward‑looking statements. Such forward‑looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin’s common stock or cause actual results to differ materially from those indicated by such forward‑looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with a  concentration of real estate holdings; risks associated with entering new real estate markets; risks associated with competition with other parties for acquisition of properties; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues; risks associated with nonrecourse mortgage loans and a construction loan; risks of financing arrangements that include balloon payment obligations; risks associated with failure to effectively hedge against interest rate changes; risks associated with volatility in the capital markets; risks associated with increased operating expenses; potential environmental liabilities; governmental regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials or energy costs; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; risks associated with information technology security breaches; litigation risks; risks related to issuance or sales of common stock; risks related to volatility of common stock; risks of future offerings that are senior to common stock, or preferred stock issuances; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2018, among others, could cause actual results to differ materially from those indicated by forward‑looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward‑looking statements represent management’s estimates as of the date of this Annual Report. While Griffin may elect to update such forward‑looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin’s views to change. These forward‑looking statements should not be relied upon as representing Griffin’s views as of any date subsequent to the date of this Annual Report.

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

Griffin’s buildings are located in the north submarket of Hartford, Connecticut, the Lehigh Valley of Pennsylvania and the greater Charlotte, North Carolina area. Griffin expects to continue to seek to acquire and develop properties that are consistent with its core strategy of developing and leasing industrial/warehouse properties. Griffin targets properties that are in close proximity to transportation infrastructure (highways, airports, railways and sea ports) and can accommodate single and multiple tenants in flexible layouts. Griffin expects that most of such potential acquisitions of either undeveloped land or land and buildings will likely be located outside of the Hartford area in select markets targeted by Griffin.

As of November 30, 2018, Griffin owned thirty‑seven buildings comprising approximately 4,078,000 square feet that was 93% leased. Approximately 89% of Griffin’s square footage is industrial/warehouse space, with the balance being office/flex space. As of November 30, 2018, approximately 95% of Griffin’s industrial/warehouse space was leased and approximately 72% of Griffin’s office/flex space was leased. As stated in “Item 2. Properties” below, Griffin generally uses nonrecourse mortgage loans and occasionally uses construction loans to finance some of its real estate development activities, and as of November 30, 2018, approximately $147.2 million was outstanding under all such loans. In fiscal 2018, profit from leasing activities (which Griffin defines as rental revenue less operating expenses of rental properties)1 was approximately $23.2 million, while debt service (interest and scheduled principal payments) on nonrecourse mortgage loans and a construction loan was approximately $9.8 million.

In fiscal 2018, Griffin completed and placed in service two industrial/warehouse buildings, one of which was an approximately 234,000 square foot build-to-suit building (“220 Tradeport”) in New England Tradeport (“NE Tradeport”), Griffin’s master‑planned industrial park near Bradley International Airport and Interstate 91, located in Windsor and East Granby, Connecticut. As a build-to-suit building, Griffin entered into a twelve and a half year lease for 220 Tradeport prior to the start of construction. The other building completed in fiscal 2018 was an approximately 134,000 square foot building (“6975 Ambassador”), built on speculation, in the Lehigh Valley. 6975 Ambassador is not yet leased. In fiscal 2018, Griffin also leased approximately 70,000 square feet of previously vacant NE Tradeport industrial/warehouse space, including the remaining 63,000 square feet in 330 Stone Road (“330 Stone”) an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was placed in service and partially leased just prior to the end of fiscal 2017. Griffin also extended leases aggregating approximately 408,000 square feet in fiscal 2018, including a full building lease of 4275 Fritch Drive, an approximately 228,000 square foot industrial/warehouse building in the Lehigh Valley. Also in fiscal 2018, Griffin completed a lease of approximately 11,000 square feet of previously vacant office/flex space. Leases for approximately 55,000 square feet (mostly industrial/warehouse space) expired in fiscal 2018 and were not re-leased. The net effect of Griffin’s leasing transactions in fiscal 2018 was an increase of approximately 256,000 square feet of industrial/warehouse space under lease as of November 30, 2018, as compared to November 30, 2017, and an increase of approximately 4,000 square feet of office/flex space under lease as of November 30, 2018, as compared to November 30, 2017.

In fiscal 2017, Griffin entered the Charlotte, North Carolina market with the purchase of 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina. Subsequent to completing the purchase, Griffin leased the approximately 73,000 square feet in that building that was vacant at the time of the acquisition. Also in fiscal 2017, Griffin completed construction, on speculation, of 330 Stone

 ___________________

1Profit from leasing activities is not a financial measure in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

and leased approximately 74,000 square feet of that building to a tenant that relocated from approximately 39,000 square feet in another of Griffin’s NE Tradeport industrial/warehouse buildings. The balance of 330 Stone was leased in fiscal 2018. Griffin was able to backfill the approximately 39,000 square feet that was vacated with a new tenant that took occupancy in the first quarter of fiscal 2018. In fiscal 2017, Griffin also leased approximately 104,000 square feet of previously vacant NE Tradeport industrial/warehouse space, including a ten and a half year lease for approximately 89,000 square feet. Griffin extended leases aggregating approximately 387,000 square feet in fiscal 2017, including a full building lease of 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. That lease extension, done in connection with refinancing the mortgage loan on 100 International, resulted in an additional six years of lease term beyond the original lease expiration date of July 31, 2019. In fiscal 2017, Griffin completed a full building lease of approximately 23,000 square feet of office/flex space, replacing the tenant that did not renew its lease of that building. The net effect of Griffin’s construction, acquisition and leasing transactions in fiscal 2017 was an increase of approximately 461,000 square feet of industrial/warehouse space under lease as of November 30, 2017, as compared to November 30, 2016, and a decrease of approximately 11,000 square feet in office/flex space under lease as of November 30, 2017, as compared to November 30, 2016.

In fiscal 2016, Griffin completed and placed in service an approximately 252,000 square foot industrial building (“5210 Jaindl”) in the Lehigh Valley, thus completing the development of an approximately 50 acre parcel of undeveloped land acquired in December 2013. As of November 30, 2016, 5210 Jaindl was fully leased. In addition to the two leases at 5210 Jaindl, Griffin entered into several other leases aggregating approximately 240,000 square feet in fiscal 2016, all but approximately 21,000 square feet of which was for industrial/warehouse space. Included in the fiscal 2016 leasing activity was a lease for approximately 101,000 square feet in 4270 Fritch Drive (“4270 Fritch”), an approximately 303,000 square foot industrial/warehouse building in the Lehigh Valley built in fiscal 2014. In addition to the Lehigh Valley leasing, Griffin completed several leases aggregating approximately 139,000 square feet for its Connecticut properties, including approximately 118,000 square feet of industrial/warehouse space, mostly in NE Tradeport. In fiscal 2016, Griffin also extended leases aggregating approximately 248,000 square feet, most of which was NE Tradeport industrial/warehouse space. Also in fiscal 2016, leases for approximately 132,000 square feet expired,  including a lease for an entire approximately 57,000 square foot NE Tradeport industrial/warehouse building that was subsequently re-leased during fiscal 2016. The net effect of these transactions was an increase of approximately 410,000 square feet in industrial/warehouse space under lease as of November 30, 2016, as compared to November 30, 2015, and a decrease of approximately 51,000 square feet in office/flex space under lease as of November 30, 2016, as compared to November 30, 2015.

There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of November 30, 2018 or leasing space in buildings expected to be completed in 2019. Additional capacity or an increase in vacancies in either the industrial or office markets could adversely affect Griffin’s operating results by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin’s properties or hindering renewals by existing tenants. There can be no assurances as to the directions of the Hartford, Lehigh Valley or Charlotte real estate markets in the near future.

In fiscal 2018, Griffin completed a land sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “2018 Southwick Land Sale”) for approximately $0.9 million. The proceeds from the 2018 Southwick Land Sale were placed in escrow at closing and subsequently used in the acquisition of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the ‘Concord Land”) as part of a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended. The 1031 Like-Kind Exchange enabled Griffin to defer the gain on the 2018 Southwick Land Sale for income tax purposes. In fiscal 2018, Griffin commenced construction of two warehouse/industrial buildings totaling approximately 283,000 square feet on the Concord Land. Additionally, Griffin also completed one smaller land sale in fiscal 2018 for approximately $0.1 million.

In fiscal 2017, Griffin completed several land sales, the largest being the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”) for approximately $10.3 million. The land sold under the 2017 Phoenix Crossing Land Sale is part of an approximately 268 acre parcel of land in Bloomfield and Windsor, Connecticut known as Phoenix Crossing. The proceeds from the 2017 Phoenix Crossing Land Sale were placed in escrow at closing and subsequently used in the acquisition of 215 International as part of a 1031 Like-Kind Exchange. In addition to the 2017 Phoenix Crossing Land Sale, Griffin also sold approximately 76 acres of undeveloped land in Southwick, Massachusetts (the “2017 Southwick Land Sale”) for approximately $2.1 million. The proceeds from the 2017 Southwick Land Sale were also placed in escrow at closing and subsequently used for the purchase of approximately 14 acres of undeveloped land in the Lehigh Valley under a 1031 Like-Kind Exchange. In fiscal 2018, Griffin constructed 6975 Ambassador on the Lehigh Valley land acquired.

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

In fiscal 2016, Griffin completed one land sale for approximately $3.8 million and recognized revenue of approximately $0.6 million related to the 2013 Phoenix Crossing Land Sale.

Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy. Such sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

Griffin’s development of its land is affected by regulatory and other constraints. Subdivision and commercial or residential development of land may also be affected by the potential adoption of initiatives meant to limit or concentrate growth. Development of Griffin’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies. Portions of Griffin’s landholdings in Connecticut are zoned for residential and office uses. The weakness in these markets has adversely affected Griffin, and may continue to do so in the future, by potentially lowering selling prices for land intended for such uses or delaying sales or development of such land.

Griffin maintains a corporate website at www.griffinindustrial.com. Griffin’s Annual Report on Form 10‑K (including audited financial statements), quarterly reports on Form 10‑Q, current reports on Form 8‑K and the proxy statement for Griffin’s Annual Meeting of Stockholders can be accessed through Griffin’s website at www.griffinindustrial.com/investors or through the SEC website at http://www.sec.gov. Griffin will provide electronic or paper copies of its foregoing filings free of charge upon request. Griffin was incorporated in 1970.

Industrial/Warehouse Properties

Connecticut

A summary of Griffin’s Connecticut industrial/warehouse square footage at the end of each of the past three fiscal years and leases in Griffin’s Connecticut industrial/warehouse buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2016	1,681,000	1,564,000	93%
November 30, 2017	1,817,000	1,748,000	96%
November 30, 2018	2,051,000	2,004,000	98%

	2019	2020	2021
Square footage of leases expiring	46,000	97,000	225,000
Percentage of total space at November 30, 2018	1%	2%	6%
Number of tenants with leases expiring	2	3	6
Annual rental revenue (including tenant reimbursements) of expiring leases	$334,000	$784,000	$1,812,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2018 rental revenue	1%	2%	6%

Griffin’s total portfolio of approximately 2,051,000 square feet of industrial/warehouse space in Connecticut was 98% leased as of November 30, 2018. A significant portion of Griffin’s industrial development in Connecticut is in NE Tradeport, where Griffin has built and currently owns fifteen industrial/warehouse buildings aggregating approximately 1,837,000 square feet. Griffin owns three industrial/warehouse buildings in Connecticut that are not located in NE Tradeport, including a 165,000 square foot industrial building (“1985 Blue Hills”) in Windsor, Connecticut, that is being used principally as a data center and call center. Under the terms of the full building lease of 1985 Blue Hills, which runs through March 31, 2024 with several options to renew, the tenant has the option to purchase the building from March 1, 2021 through May 1, 2021 at a purchase price that is the greater of $11.5 million or fair market value as determined under the terms of the lease.

In fiscal 2018, Griffin leased approximately 331,000 square feet in NE Tradeport, including the full building lease of approximately 234,000 square feet in 220 Tradeport and approximately 63,000 square feet in 330 Stone. Approximately 27,000 square feet of the fiscal 2018 leasing replaced existing leases that expired and were not renewed.  Also in fiscal 2018, Griffin renewed several leases aggregating approximately 180,000 square feet, including a full building lease for approximately 127,000 square feet at 759 Rainbow Road. The rental rates for leases in NE Tradeport that were renewed in fiscal 2018 were, on average, essentially unchanged from the rental rates of the expiring leases. Management believes that the rental rates on the two NE Tradeport leases aggregating approximately 46,000 square feet that are scheduled to expire in fiscal 2019 are approximately 10% below market rates for similar space.

The Q4 2018 CBRE|New England Marketview Report (“Q4 2018 CBRE|New England Report”) from CBRE Group, Inc. (“CBRE”), a national real estate services company, stated that the vacancy rate in the greater Hartford industrial market decreased to 7.2% at the end of 2018 from 8.8% at the end of 2017, and that net absorption in the greater Hartford industrial market in 2018 was approximately 1.2 million square feet. The Q4 2018 CBRE|New England Report also stated that the vacancy rate in the north submarket of Hartford, where Griffin’s properties are located, decreased to 5.4% at the end of 2018 from 6.3% at the end of 2017, with net absorption of approximately 0.3 million square feet in 2018. The decrease in the Hartford industrial market vacancy rate in 2018 continued the downward trend from 2014, when the vacancy rate in the Hartford industrial market was 12.3%.

In NE Tradeport, Griffin holds entitlements to potentially develop an additional approximately 440,000 square feet, consisting of one approved building site on approximately 34 acres and approved additions to two of its existing buildings. Griffin owns an additional 99 acres of undeveloped land within NE Tradeport, 60 acres of which are in Windsor and the abutting 39 acres of which are in East Granby. Full approvals for the development of this remaining land for industrial use are not in place, and the East Granby land would require a zone change for industrial development. Parts of such acreage may not be developable. Griffin believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land, particularly the land in East Granby. Griffin expects to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of industrial/warehouse facilities in NE Tradeport and other suitably located land currently owned. As of November 30, 2018, Griffin also owns approximately 76 acres of undeveloped land in Phoenix Crossing that is zoned for industrial and commercial development.

As of November 30, 2018, approximately $86.4 million was invested (net book value) by Griffin in its Connecticut industrial/warehouse buildings, approximately $2.8 million was invested (net book value) by Griffin in the undeveloped NE Tradeport land and approximately $1.5 million was invested in the undeveloped Phoenix Crossing land. As of November 30, 2018, sixteen of Griffin’s Connecticut industrial/warehouse buildings were mortgaged for an aggregate of approximately $82.6 million.

Lehigh Valley, Pennsylvania

A summary of Griffin’s Lehigh Valley industrial/warehouse square footage at the end of each of the past three fiscal years and leases in Griffin’s Lehigh Valley industrial/warehouse buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2016	1,183,000	1,183,000	100%
November 30, 2017	1,183,000	1,183,000	100%
November 30, 2018	1,317,000	1,183,000	90%

	2019	2020	2021
Square footage of leases expiring	—	201,000	609,000
Percentage of total space at November 30, 2018	—%	5%	15%
Number of tenants with leases expiring	—	1	3
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$1,356,000	$4,577,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2018 rental revenue	—%	4%	14%

Since Griffin entered the Lehigh Valley market in fiscal 2010, Griffin has purchased a fully leased approximately 120,000 square foot industrial building, acquired approximately 114 acres of undeveloped land and built, on speculation, five industrial/warehouse buildings aggregating approximately 1,197,000 square feet on the land acquired. As of November 30, 2018, Griffin owned six industrial/warehouse buildings in the Lehigh Valley aggregating approximately 1,317,000 square feet.

In fiscal 2017, Griffin acquired an approximately 14 acre parcel of undeveloped land in the Lehigh Valley, and in the fourth quarter of fiscal 2018 completed 6975 Ambassador, an approximately 134,000 square foot industrial/warehouse building, built on speculation on that land parcel. 6975 Ambassador is not yet leased, however, Griffin’s other five buildings in Lehigh Valley are fully leased. In fiscal 2018, Griffin renewed a full building lease for one of its Lehigh Valley industrial/warehouse buildings at a rental rate 12% higher than the rental rate in effect at the time of the renewal.  Approximately $72.9 million was invested (net book value) in Griffin’s Lehigh Valley buildings as of November 30, 2018. All Lehigh Valley industrial/warehouse buildings, except 6975 Ambassador, are mortgaged under three separate nonrecourse mortgage loans for a total of approximately $48.4 million as of November 30, 2018.

The vacancy rate of Lehigh Valley industrial/warehouse properties, in the counties where Griffin’s Lehigh Valley properties are located, as reported in CBRE’s Q4 2018 Marketview Lehigh Valley PA Industrial Report (the “Q4 2018 CBRE Lehigh Valley Report”) was 4.8% at the end of 2018, with a net absorption of approximately 5.5 million square feet in 2018.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3.6 million in cash to $3.1 million in cash and extend the due diligence and entitlement periods. If the transaction closes, Griffin plans to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land. The closing of this purchase, anticipated to take place in fiscal 2019, is subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its current terms, or at all.

Charlotte, North Carolina

A summary of Griffin’s Charlotte, North Carolina industrial/warehouse square footage at the end of each of the past two fiscal years and leases in Griffin’s Charlotte, North Carolina industrial/warehouse building scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2017	277,000	277,000	100%
November 30, 2018	277,000	277,000	100%

	2019	2020	2021
Square footage of leases expiring	—	—	108,000
Percentage of total space at November 30, 2018	—%	—%	3%
Number of tenants with leases expiring	—	—	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$—	$591,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2018 rental revenue	—%	—%	2%

In fiscal 2017, Griffin completed its first acquisition of property in the Charlotte, North Carolina area when it acquired 215 International, which was constructed in 2015 and 74% leased when it was acquired. Subsequent to the closing, one of the tenants in 215 International leased the remaining approximately 73,000 square feet that had been vacant at the time the building was acquired. As of November 30, 2018, approximately $17.4 million was invested (net book value) in 215 International, and this building was mortgaged under a nonrecourse mortgage loan for approximately $11.9 million. CBRE’s Q4 2018 Marketview Charlotte Industrial Report stated a vacancy rate of 5.3% for warehouse space at the end of 2018 and absorption of 4.8 million square feet of warehouse space in 2018.

In the fiscal 2018 third quarter, Griffin purchased the Concord Land for approximately $2.7 million in cash, including acquisition expenses. Approximately $0.8 million of the purchase price of the Concord Land was paid using the proceeds from the 2018 Southwick Land Sale to complete a 1031 Like-Kind Exchange. In the fiscal 2018 fourth quarter, Griffin started site work and construction, on speculation, on two industrial/warehouse buildings aggregating approximately 283,000 square feet on the Concord Land. Griffin expects to spend approximately $15.0 million for the site work and construction of those two buildings, with expected completion of the buildings in the second half of fiscal 2019.

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4.7 million in cash. On December 5, 2018, Griffin entered into an agreement for the purchase of approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) that is adjacent to the Mecklenburg Land for approximately $0.9 million in cash. If acquired, the Additional Mecklenburg Land is expected to be combined with the Mecklenburg Land to enable Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land alone. Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The amount of industrial/warehouse space to be developed on the Mecklenburg Land and, if also acquired, the Additional Mecklenburg Land, will be based upon findings during the approvals process. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that the purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

Griffin may seek to acquire additional properties and/or undeveloped land parcels to expand the industrial/warehouse portion of its real estate business. Griffin continues to examine potential properties for acquisition in the Middle Atlantic, Northeast and Southeast regions and selected markets targeted by Griffin. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

Office/Flex Properties

A summary of Griffin’s office/flex square footage at the end of each of the past three fiscal years and leases in Griffin’s office/flex buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2016	433,000	319,000	74%
November 30, 2017	433,000	308,000	71%
November 30, 2018	433,000	312,000	72%

	2019	2020	2021
Square footage of leases expiring	55,000	70,000	34,000
Percentage of total space at November 30, 2018	1%	2%	1%
Number of tenants with leases expiring	3	6	3
Annual rental revenue (including tenant reimbursements) of expiring leases	$895,000	$1,220,000	$639,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2018 rental revenue	3%	4%	2%

All of Griffin’s office/flex properties are located in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield, which are in the north submarket of Hartford. The Hartford office/flex market remained weak in 2018, as evidenced by vacancy rates at the end of 2018, as stated in the Q4 2018 CBRE|New England Report, of 17.2% for the overall Hartford market and 33.6% in north submarket of Hartford.

In Griffin Center, Griffin currently owns two multi‑story office buildings that have an aggregate of approximately 161,000 square feet, a single story office building of approximately 48,000 square feet and a small restaurant building of approximately 7,000 square feet. In Griffin Center South, Griffin currently owns eight office/flex buildings with an aggregate of approximately 217,000 square feet of single story office/flex space. Griffin’s office/flex square footage was approximately 72% leased as of November 30, 2018.

As of November 30, 2018, Griffin’s total office/flex space of approximately 433,000 square feet comprised approximately 11% of Griffin’s total square footage. Griffin expects that its office/flex space will continue to become a smaller percentage of its total space as Griffin expects to focus on the growth of its industrial/warehouse building portfolio either through the acquisition of fully or partially leased buildings, development of buildings on land currently owned or to be acquired, or both.

In fiscal 2018, Griffin entered into a five year lease for approximately 11,000 square feet at 320 West Newberry Road in Griffin Center South that was previously vacant. Additionally, Griffin renewed a lease for approximately 8,000 square feet of office/flex space in fiscal 2018 at the same rate as the expiring lease and the lease for the approximately 7,000 square foot restaurant building expired. Management believes that the rental rates on the leases for office/flex space scheduled to expire in fiscal 2019 are approximately 15% higher than the market rates for similar space.

Currently there are approximately 156 acres of undeveloped land in Griffin Center and approximately 75 acres of undeveloped land in Griffin Center South that are owned by Griffin. As of November 30, 2018, approximately $17.8 million was invested (net book value) in Griffin’s office/flex buildings and approximately $1.6 million was invested by Griffin in the undeveloped land in Griffin Center and Griffin Center South. Griffin’s two multi‑story office buildings in Griffin Center are mortgaged for approximately $4.3 million as of November 30, 2018, and Griffin’s single story office building in Griffin Center and the eight single-story office/flex buildings and an industrial/warehouse building in Griffin Center South are the collateral for Griffin’s $15.0 million revolving line of credit. There were no borrowings under the revolving line of credit as of November 30, 2018.

Residential Developments

Simsbury, Connecticut

Several years ago, Griffin filed plans for Meadowood, a proposed residential community in Simsbury, Connecticut (“Simsbury”). After several years of litigation with the town regarding this proposed residential development, a settlement was reached. The settlement terms included, among other items, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin performed a portion of the required remediation work on the site and completed the required offsite road improvements. In fiscal 2014, Griffin completed the required remediation work. As of November 30, 2018, the book value of the land for this development, including design, development and legal costs, was approximately $8.5 million. Griffin is continuing to evaluate its plans for Meadowood.

Suffield, Connecticut

In fiscal 2006, Griffin completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin sold twenty‑five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. Griffin subsequently sold six additional lots. As of November 30, 2018, Griffin held nineteen Stratton Farms residential lots. The book value for Griffin’s Stratton Farms was approximately $1.0 million at November 30, 2018.

Other

Concurrent with Griffin’s sale in fiscal 2014 of its landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), Griffin and the buyer, Monrovia Connecticut LLC (“Monrovia”) entered into a Lease and Option Agreement, which was amended in fiscal 2016 (as amended, the “Imperial Lease”) pursuant to which Monrovia leased Imperial’s production nursery located in Granby and East Granby, Connecticut (the “Connecticut Farm”) for a ten year period. The Imperial Lease grants Monrovia options to extend the term for up to an additional fifteen years and to purchase the land, land improvements and other operating assets that were used by Imperial on the Connecticut Farm during the first thirteen years of the lease period for $9.5 million, or $7.0 million if only a certain portion of the Connecticut Farm is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

Prior to the fiscal 2009 third quarter, Imperial operated a production nursery in Quincy, Florida (the “Florida Farm”). In fiscal 2009, Imperial shut down its growing operations on the Florida Farm and leased that facility to a grower of landscape nursery plants. After the expiration of that lease, Griffin entered into a new three year lease of the Florida Farm with another grower that started July 1, 2016. On December 18, 2017, the tenant leasing the Florida Farm filed for protection under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected the Florida Farm Lease effective September 15, 2018. The lease of the Florida Farm had a rental rate of $0.5 million per year at the time it was terminated. On September 28, 2018, Griffin and the tenant entered into a Stipulated Order whereby Griffin agreed to allow the tenant to remain on the Florida Farm through October 31, 2018 at the then current rental rate under the Florida Farm Lease. Griffin received all rent due under the Florida Farm Lease and the Stipulated Order. The Florida Farm was not leased as of November 30, 2018. Griffin is currently marketing the Florida Farm for sale or lease.

In fiscal 2018, Griffin leased approximately 427 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 560 acres and 650 acres were leased to local farmers in fiscal 2017 and fiscal 2016, respectively. The revenue generated from the leasing of farmland is not material to Griffin’s total revenue.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”), subsequently amended on January 22, 2019. Under the terms of the Simsbury Option Agreement, as amended, Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7.7 million. Through November 30, 2018, the buyer paid approximately $0.3 million of option fees to extend its option period through January 25, 2019. In fiscal 2018, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent litigation challenging that approval was settled during fiscal 2018, thereby allowing the buyer to use the land to be purchased as planned. On January 24, 2019, the buyer exercised its option to purchase the land under the Simsbury Option Agreement, as amended. As per the terms of the Simsbury Option Agreement, as amended, closing on the land sale contemplated by the Simsbury Option Agreement, as amended, is required to take place within 90 days from the date the buyer exercised its option to purchase the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement, as amended, will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer intended to use the land to generate solar electricity. The buyer’s option expired on May 5, 2018 and was not extended, thus terminating the EGW Option Agreement. Accordingly, the buyer forfeited the option fees (approximately $50,000) paid through that date.

Employees

As of November 30, 2018, Griffin had 34 employees, including 33 full‑time employees. Presently, none of Griffin’s employees are represented by a union. Griffin believes that relations with its employees are satisfactory.

Competition

The market for leasing industrial/warehouse space and office/flex space is highly competitive. Griffin competes for tenants with owners of numerous properties in the areas where Griffin’s buildings are located. Some of these competitors have greater financial resources than Griffin. Griffin’s real estate business competes on the bases of location, price, availability of space, convenience and amenities.

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

Regulation: Environmental Matters

Under various federal and state laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, Griffin may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of Griffin’s land may be affected by the presence of residual chemicals from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that Griffin is unable to remediate adequately any of its land intended for residential use, Griffin’s ability to develop such property for its intended purposes would be materially affected.

Griffin periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable federal and state environmental laws. In connection with the sale of Imperial, Griffin incurred a small amount of costs to remediate a small area of the Connecticut Farm that is leased to Monrovia under the Imperial Lease. As of the date of this Annual Report, Griffin is in discussions with the Connecticut Department of Energy and Environmental Protection (“DEEP”) regarding findings of exceedances of certain residual pesticides on a limited portion of the Connecticut Farm being leased to Monrovia. At this time, Griffin does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws on any of its properties. Griffin may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

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

89% of Griffin’s buildings are warehouse/distribution facilities and light manufacturing facilities in the industrial real estate sector. This level of concentration exposes Griffin to the risk of economic downturns in the industrial real estate sector to a greater extent than if its properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the leasing market for industrial properties could have a material adverse effect on Griffin’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

Griffin’s real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, Griffin’s operating performance is impacted by the economic conditions of the specific geographic markets in which it has concentrations of properties. The portfolio includes holdings in Connecticut, the Lehigh Valley of Pennsylvania and the greater Charlotte, North Carolina area, which represented 61%, 32% and 7% of Griffin’s total portfolio by square footage, respectively, as of November 30, 2018. This geographic concentration could adversely affect Griffin’s operating performance if conditions become less favorable in any of the states or regions in which it has a concentration of properties. Griffin cannot assure that any of its markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of properties. Griffin’s operations may also be adversely affected if competing properties are built in its target markets. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in Griffin experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Any adverse economic or real estate developments in Griffin’s target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems in these markets, could materially and adversely impact Griffin’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

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

Griffin may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against Griffin based upon ownership of those properties, Griffin might have to pay substantial sums to settle such liabilities, which could adversely affect its cash flow and financial position.

Weakness in Griffin’s office/flex portfolio could negatively impact its business.

Griffin’s office/flex portfolio, which comprises 11% of its total square footage and was 72% occupied as of November 30, 2018, is concentrated in the north submarket of Hartford.  The demand for office/flex space in this market is weak and competitive, with market vacancy in excess of 33% as of December 31, 2018, according to the Q4 2018 CBRE|New England Report. There is no certainty that Griffin will retain existing tenants or attract new tenants to its office/flex buildings.  Re-leasing Griffin’s office/flex properties typically requires greater investment per square foot than for Griffin’s industrial/warehouse properties and could negatively impact Griffin’s results of operations and cash flow.

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

The substantial majority of Griffin’s revenue is derived from lease revenue from its industrial/warehouse and office/flex buildings.  Griffin’s results of operations and cash flows depend on its ability to lease space to tenants on economically favorable terms. Therefore, Griffin could be adversely affected by various factors and events over which Griffin has limited control, such as:

▪	inability to retain existing tenants and attract new tenants;
▪	oversupply of or reduced demand for space and changes in market rental rates in the areas where Griffin’s properties are located;
▪	defaults by Griffin’s tenants due to bankruptcy or other factors or their failure to pay rent on a timely basis;
▪	physical damage to Griffin’s properties and the need to repair such damage;
▪	economic or physical decline of the areas where Griffin’s properties are located; and
▪	potential risk of functional obsolescence of Griffin’s properties over time.

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

Griffin’s use of nonrecourse mortgage loans and construction loans could have a material adverse effect on its financial condition.

As of November 30, 2018, Griffin had indebtedness under nonrecourse mortgage loans and a construction loan of approximately $147.2 million, collateralized by approximately 89% of the total square footage of its industrial/warehouse and office/flex buildings. If a significant number of Griffin’s tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms, there would be a risk that Griffin would not have sufficient cash flow from operations for payments of required principal and interest on these loans. If Griffin was unable to make such payments and was to default, the property collateralizing the mortgage loan could be foreclosed upon, and Griffin’s financial condition and results of operations would be adversely affected. In addition, two of Griffin’s nonrecourse mortgage loans contain cross default provisions. A default under a mortgage loan that has cross default provisions may cause Griffin to automatically default on another loan.

Griffin’s use of financing arrangements that include balloon payment obligations could have a material adverse effect on its financial condition.

Approximately 92% of Griffin’s nonrecourse mortgage loans as of November 30, 2018 require a lump-sum or “balloon” payment at maturity. Griffin’s ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, Griffin may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms. If Griffin were to be unable to refinance the balloon payment, then it may be forced to sell the property or pay the balloon payment using its existing cash on hand or other liquidity sources, or the property could be foreclosed. Any balloon payments that Griffin makes out of its existing cash or liquidity may have a material adverse effect on its financial condition and leave it with insufficient cash to invest in other properties, pay dividends to stockholders or meet its other obligations.

Griffin’s failure to effectively hedge against interest rate fluctuation could have a material adverse effect on its financial condition.

Griffin has entered into several interest rate swap agreements to hedge its interest rate exposures related to its variable rate nonrecourse mortgages on certain of its industrial/warehouse and office/flex buildings. These agreements have costs and involve the risks that these arrangements may not be effective in reducing Griffin’s exposure to interest rate fluctuations and that a court could rule that such agreements are not legally enforceable. The failure to hedge effectively against interest rate fluctuations may have a material adverse effect on Griffin’s results of operations if interest rates were to rise materially. Additionally, any settlement charges incurred to terminate an interest rate swap agreement may result in increased interest expense, which may also have an adverse effect on Griffin’s results of operations.

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

▪

The financial condition of Griffin’s tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

▪

A decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for Griffin’s industrial/warehouse and office/flex space, causing market rental rates and property values to be negatively impacted;

▪

Griffin’s ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;

▪	Reduced values of Griffin’s properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings;
▪	A weak economy may limit sales of land intended for commercial, industrial and residential use;
▪

Changes in supply or demand for similar or competing properties in an area where Griffin’s properties are located may adversely affect Griffin’s competitive position and market rental rates in that area; and

▪	Long periods of time may elapse between the commencement and the completion of Griffin’s projects.

An increase in interest rates could adversely impact Griffin’s ability to refinance existing debt or to finance new developments and acquisitions.

Rising interest rates could limit Griffin’s ability to refinance existing debt on favorable terms, or at all, when it matures. Interest rates have been in recent years, and currently remain, low by historical standards.  However, the Federal Reserve raised its benchmark interest rate multiple times in 2017 and 2018, and further interest rate increases may occur. If interest rates increase, so will Griffin’s interest costs, which would adversely affect Griffin’s cash flow and could affect Griffin’s ability to pay principal and interest on its debt.

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

Griffin’s construction activities and maintenance of its current portfolio could be adversely affected by increases in raw materials or energy costs. As petroleum and other energy costs increase, products used in the construction of Griffin’s facilities, such as steel, masonry, asphalt, cement and building products may increase. Additionally, government international trade policies, including implementation of or changes in tariffs, could impact the cost of products used in Griffin’s facilities. An increase in the cost of building new facilities could negatively impact Griffin’s future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin’s real estate assets, which may lower the return on investment in new facilities. An increase in energy costs could increase Griffin’s building operating expenses and thereby lower Griffin’s operating results.

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

Griffin carries comprehensive insurance coverage, including property, fire, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin’s properties, Griffin could experience a significant loss of capital invested in and potential revenue from the properties affected.

Volatility in the capital and credit markets could materially adversely impact Griffin.

Volatility and disruption in the capital and credit markets could make it more difficult to borrow money. Market volatility could hinder Griffin’s ability to obtain new debt financing or refinance maturing debt on favorable terms, or at all. Any financing or refinancing issues could have a material adverse  effect on Griffin. Market turmoil and the tightening of credit could lead to an increased lack of consumer confidence and widespread reduction of business activity in general, which also could materially adversely impact Griffin, including its ability to acquire and dispose of assets on favorable terms, or at all.

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

As part of Griffin’s normal business activities, it uses IT and other computer resources to carry out important operational activities and to maintain its business records. Griffin’s computer systems, including its backup systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), usage errors and catastrophic events, such as fires, floods, tornadoes and hurricanes. If Griffin’s computer systems and its backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, Griffin could suffer interruptions in its operations or unintentionally allow misappropriation of proprietary or confidential information, which could damage its reputation and require Griffin to incur significant costs to remediate or otherwise resolve these issues. There can be no assurance that the security efforts and measures Griffin has implemented will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Frederick M. Danziger, Griffin’s Executive Chairman, Michael S. Gamzon, a director and Griffin’s President and Chief Executive Officer and Edgar M. Cullman, Jr., a director of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 44.9% of the outstanding common stock of Griffin as of November 30, 2018. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin’s corporate and management policies and may limit other Griffin stockholders’ ability to influence Griffin’s corporate and management policies.

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

In December 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”) that includes significant changes to the U.S. federal income taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, an expansion of the bonus depreciation provisions relating to the deductibility of certain eligible capital expenses, a limitation on the utilization of net operating losses to offset taxable income, and a partial limitation on the deductibility of business interest expense. Griffin is currently evaluating the potential impact on its operations of certain aspects of the TCJA that have not yet become effective for Griffin. The impact of those aspects of the TCJA that are not yet effective for Griffin could be material to Griffin’s results of operations in future periods.

Risks Related to Griffin’s Common Stock

Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock.

Griffin’s ability to develop and acquire proprieties in part depends on Griffin’s access to capital which may in the future include the issuance of common equity. Griffin’s board of directors can authorize the issuance of additional securities without stockholder approval. Furthermore, on May 10, 2018, Griffin filed a shelf registration statement on

Form S-3 with the SEC that allows it to offer up to $30 million of securities from time to time in one or more public offerings of its common stock.

The issuance or sale of Griffin common stock, including under Griffin’s shelf registration statement, in connection with future property, portfolio or business acquisitions, to repay indebtedness or for general corporate purposes, or the availability of shares for resale in the open market, could have an adverse effect on the per share trading price of Griffin’s common stock and would be dilutive to existing stockholders.

The exercise of any options or the issuance of any common stock granted to certain directors, executive officers and other employees under Griffin’s 2009 Stock Option Plan or other equity incentive plan could also have an adverse effect on the per share trading price of its common stock and be dilutive to existing stockholders. The existence of such options could also adversely affect the terms upon which Griffin may be able to obtain additional capital through the sale of equity securities.

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

Some of the factors that could negatively affect Griffin’s share price or result in fluctuations in the price or trading volume of its common stock include:

•	actual or anticipated variations in Griffin’s quarterly operating results or dividends;
•	changes in Griffin’s results of operations or cash flows;
•	publication of research reports about Griffin or the real estate industry;
•	prevailing interest rates;
•	the market for similar securities;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional or future issuance of debt or equity Griffin incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this annual report;
•

the extent of investor interest in Griffin’s securities or attractiveness of Griffin’s equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

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

Future offerings of debt securities, which would be senior to Griffin common stock upon liquidation, and/or preferred stock, which may be senior to Griffin common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of its common stock.

In the future, Griffin may attempt to increase its capital resources by making offerings of debt or additional equity securities, including medium-term notes, senior or subordinated notes and classes or series of its preferred stock under the Shelf Registration Statement. Upon liquidation, holders of Griffin debt securities and shares of Griffin preferred stock, and lenders with respect to other borrowings will be entitled to receive its available assets prior to distribution to the holders of its common stock. Additionally, any convertible or exchangeable securities that Griffin issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. Holders of Griffin common stock are not entitled to preemptive rights or other protections against dilution. Any shares of Griffin preferred stock that are issued in the future under the Shelf Registration Statement or otherwise, could have a preference on liquidating distributions or a preference on dividend payments that could limit Griffin’s ability pay dividends to the holders of its common stock. Because Griffin’s decision to issue securities in any future offering under the Shelf Registration Statement or otherwise will depend on market conditions and other factors beyond its control, Griffin cannot predict or estimate the amount, timing or nature of its any such future offerings. Thus, Griffin’s stockholders bear the risk of any such future offerings reducing the per share trading price of its common stock and diluting their interest in Griffin.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Land Holdings

As of November 30, 2018, Griffin’s land holdings were as follows:

	Land Area (in acres)
Location	Developed	Undeveloped

Connecticut
Bloomfield	34	151
East Granby	15	525	(a)
East Windsor	—	116
Granby	—	333	(a)
Simsbury	—	774	(b)
Suffield	—	33	(c)
Windsor	274	535	(d)
Florida
Quincy	—	1,066	(e)
Massachusetts
Southwick	—	297
North Carolina
Concord	18	22	(f)
Pennsylvania
Lower Nazareth Township	51	—
Hanover Township	49	—
Breinigsville	17	—
Upper Macungie Township	14	—

Note: The development of some of Griffin’s undeveloped land may be limited by difficulties in obtaining entitlements, government regulations such as zoning, traffic considerations, potential environmental issues, initiatives intended to limit or concentrate residential growth, other restrictions to development imposed by governmental agencies and the nature of the land itself (i.e. the presence of wetlands or topography of the land).

(a)	347 acres in East Granby and 323 acres in Granby comprise the Connecticut Farm that is leased to Monrovia under the Imperial Lease.
(b)	Includes 280 acres under the Simsbury Option Agreement, as amended, and 277 acres for the site of the approved Meadowood residential development.

(c)	Includes 19 acres for the Stratton Farms residential development.

(d)	Includes 94 acres of undeveloped land in NE Tradeport and 61 acres of undeveloped land in Phoenix Crossing.
(e)	Reflects the Florida Farm.
(f)	Two industrial/warehouse buildings aggregating approximately 283,000 square feet are currently under construction on the 22 acre parcel in Concord.

Developed Properties

As of November 30, 2018, Griffin owned thirty‑seven buildings, comprised of twenty-five industrial/warehouse buildings, eleven office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Connecticut Industrial/Warehouse Properties
100 International Drive, Windsor, CT*	304,200 sq. ft.
220 Tradeport Drive, Windsor, CT*	234,000 sq. ft.
1985 Blue Hills Avenue, Windsor, CT*	165,000 sq. ft.
755 Rainbow Road, Windsor, CT*	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	138,400 sq. ft.
754 Rainbow Road, Windsor, CT*	136,900 sq. ft.
330 Stone Road, Windsor, CT*	136,900 sq. ft.
759 Rainbow Road, Windsor, CT*	126,900 sq. ft.
75 International Drive, Windsor, CT*	117,000 sq. ft.
20 International Drive, Windsor, CT*	99,800 sq. ft.
40 International Drive, Windsor, CT*	99,800 sq. ft.
35 International Drive, Windsor, CT*	97,600 sq. ft.
16 International Drive, East Granby, CT*	58,400 sq. ft.
25 International Drive, Windsor, CT*	57,200 sq. ft.
15 International Drive, East Granby, CT*	41,600 sq. ft.
14 International Drive, East Granby, CT*	40,100 sq. ft.
131 Phoenix Crossing, Bloomfield, CT	31,200 sq. ft.
210 West Newberry Road, Bloomfield, CT*	18,400 sq. ft.

Pennsylvania Industrial/Warehouse Properties
4270 Fritch Drive, Lower Nazareth, PA*	302,600 sq. ft.
5220 Jaindl Blvd., Hanover Township, PA*	280,000 sq. ft.
5210 Jaindl Blvd., Hanover Township, PA*	252,000 sq. ft.
4275 Fritch Drive, Lower Nazareth, PA*	228,000 sq. ft.
6975 Ambassador Drive, Allentown, PA	134,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	119,900 sq. ft.

North Carolina Industrial/Warehouse Property
215 International Drive, Concord, NC*	277,300 sq. ft.

Connecticut Office/Flex Properties
5 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
29 - 35 Griffin Road South, Bloomfield, CT*	57,500 sq. ft.
21 Griffin Road North, Windsor, CT*	48,300 sq. ft.
55 Griffin Road South, Bloomfield, CT*	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT*	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT*	22,800 sq. ft.
204 West Newberry Road, Bloomfield, CT*	22,300 sq. ft.
330 West Newberry Road, Bloomfield, CT*	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT*	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT*	11,100 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	7,200 sq. ft.

*     Included as collateral under one of Griffin’s nonrecourse mortgage loans, Griffin’s construction loan or Griffin’s revolving line of credit as of November 30, 2018.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Griffin’s common stock is traded on The Nasdaq Stock Market LLC under the symbol GRIF. As of January 31, 2019, there were 146 holders of record of Griffin common stock, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The Nasdaq Stock Market LLC on such date was $33.63 per share.

Dividend Policy

Griffin’s dividend policy is to consider the payment of an annual dividend at the end of its fiscal year, which enables the Board of Directors to evaluate both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend and the amount thereof, if any.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected statement of operations data for fiscal years 2014 through 2018 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2016, fiscal 2017 and fiscal 2018 and the selected balance sheet data for fiscal 2017 and fiscal 2018 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report. The selected statement of operations data for fiscal 2014 and fiscal 2015 and the balance sheet data for fiscal 2014, fiscal 2015 and fiscal 2016 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$33,800	$43,884	$30,851	$28,088	$24,219
Depreciation and amortization expense	11,404	10,064	8,797	7,668	6,729
Operating income	4,971	12,622	5,627	4,314	1,809
(Loss) income from continuing operations	(1,653)	4,627	576	425	(1,248)
Income from discontinued operations (1)	—	—	—	—	144
Net (loss) income	(1,653)	4,627	576	425	(1,104)
Basic (loss) income per share from continuing operations	(0.33)	0.92	0.11	0.08	(0.24)
Basic income per share from discontinued operations (1)	—	—	—	—	0.03
Basic net (loss) income per share	(0.33)	0.92	0.11	0.08	(0.21)
Diluted (loss) income per share from continuing operations	(0.33)	0.92	0.11	0.08	(0.24)
Diluted income per share from discontinued operations (1)	—	—	—	—	0.03
Diluted net (loss) income per share	(0.33)	0.92	0.11	0.08	(0.21)
Balance Sheet Data:
Total assets	263,469	249,037	223,623	208,050	185,690
Mortgage and construction loans, net of debt issuance costs	145,052	129,203	109,697	89,185	69,481
Stockholders’ equity	94,828	93,053	90,803	94,809	95,879
Cash dividends declared per common share	0.45	0.40	0.30	0.30	0.20

(1)	Fiscal year 2014 includes the results from the growing operations of the landscape nursery business, which was sold on January 8, 2014.

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

Summary

In the fiscal year ended November 30, 2018 (“fiscal 2018”), Griffin incurred a net loss of approximately $1.7 million as compared to net income of approximately $4.6 million in the fiscal year ended November 30, 2017 (“fiscal 2017”). The net loss in fiscal 2018, as compared to the net income in fiscal 2017, principally reflected: (a) a decrease of approximately $7.7 million in operating income in fiscal 2018 as compared to fiscal 2017; (b) an increase of approximately $0.6 million in interest expense in fiscal 2018 as compared to fiscal 2017; and (c) a gain of approximately $0.3 million in fiscal 2017 from the sale of Griffin’s holdings of common stock of Centaur Media, plc (“Centaur Media”); partially offset by (d) a decrease of approximately $2.2 million in the income tax provision in fiscal 2018 as compared to fiscal 2017.

The lower operating income in fiscal 2018, as compared to fiscal 2017, reflected: (a) an approximately $9.3 million decrease in gain from property sales; and (b) an approximately $1.3 million increase in depreciation and amortization expense in fiscal 2018 as compared to fiscal 2017; partially offset by (c) an approximately $2.2 million increase in profit from leasing activities2 (which Griffin defines as rental revenue less operating expenses of rental properties); and (d) an approximately $0.8 million decrease in general and administrative expenses in fiscal 2018 as compared to fiscal 2017. The lower gain from property sales in fiscal 2018, as compared to fiscal 2017, principally reflected a gain of approximately $8.0 million in fiscal 2017 on the sale of approximately 67 acres of undeveloped land in Phoenix Crossing (the “2017 Phoenix Crossing Land Sale”). The higher depreciation and amortization expense in fiscal 2018, as compared to fiscal 2017, principally reflected depreciation and amortization related to: (a) 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building that was acquired in the fiscal 2017 third quarter and is Griffin’s first property in the Charlotte, North Carolina area; (b) 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building that was completed and placed in service just prior to the end of fiscal 2017 in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut; and (c) tenant improvements and lease commissions related to new leases in the latter part of fiscal 2017 and fiscal 2018.

The increase in profit from leasing activities to approximately $23.2 million in fiscal 2018, from approximately $21.1 million in fiscal 2017, principally reflected an approximately $2.8 million increase in rental revenue in fiscal 2018 as a result of more space under lease in fiscal 2018 than fiscal 2017, partially offset by an increase of approximately $0.7 million in operating expenses of rental properties, due principally to 215 International and 330 Stone being in service for the entire year in fiscal 2018. The lower general and administrative expenses in fiscal 2018, as compared to fiscal 2017, principally reflected a decrease of approximately $0.5 million of expenses related to Griffin’s non-qualified deferred compensation plan in fiscal 2018 and an expense of approximately $0.3 million in fiscal 2017 for the write-off of costs related to a land purchase that was not completed. The higher interest expense in fiscal 2018, as compared to fiscal 2017, principally reflected the higher amount of debt outstanding in fiscal 2018 as compared to fiscal 2017.

The lower income tax provision in fiscal 2018, as compared to fiscal 2017, reflected pretax income in fiscal 2017, as compared to a pretax loss in fiscal 2018, partially offset by approximately $1.0 million in the fiscal 2018 income tax provision for the re-measurement of Griffin’s deferred tax assets and liabilities from the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that became effective for Griffin in the fiscal 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the charge that is included in the fiscal 2018 income tax provision.

___________________

2Profit from leasing activities is not a financial measure in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Total revenue decreased from approximately $43.9 million in fiscal 2017 to approximately $33.8 million in fiscal 2018, reflecting a decrease of approximately $12.9 million in revenue from property sales partially offset by an increase of approximately $2.8 million in rental revenue.

Rental revenue increased to approximately $32.8 million in fiscal 2018 from approximately $29.9 million in fiscal 2017. The approximately $2.8 million increase in rental revenue in fiscal 2018 over fiscal 2017 was principally due to: (a) approximately $1.0 million of rental revenue from two newly constructed buildings added to Griffin’s portfolio, 330 Stone and 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot build-to-suit industrial/warehouse building in NE Tradeport that was completed and fully leased in the fiscal 2018 fourth quarter; (b) an increase of approximately $0.8 million of rental revenue from 215 International as a result of owning that building for the entire year in fiscal 2018 versus a partial year in fiscal 2017; (c) approximately $1.8 million of rental revenue from leasing previously vacant space; and (d) an increase in rental revenue of approximately $0.2 million from all other properties; partially offset by (e) approximately $1.0 million of rental revenue from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of November 30, 2018	4,078,000	3,777,000	93%
As of November 30, 2017	3,710,000	3,515,000	95%

The approximately 368,000 square foot increase in Griffin’s real estate portfolio from November 30, 2017 to November 30, 2018 was due to the completion and placing into service in the fiscal 2018 fourth quarter of 220 Tradeport and 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building, built on speculation, in the Lehigh Valley of Pennsylvania. 6975 Ambassador is not yet leased.

The approximately 262,000 square foot net increase in space leased as of November 30, 2018, as compared to November 30, 2017, reflected: (a) an increase of approximately 234,000 square feet from the completion of and lease commencement at 220 Tradeport; (b) an increase of approximately 63,000 square feet from leasing the remaining vacant space at 330 Stone, resulting in that building, which was built on speculation, becoming fully leased; and (c) leasing approximately 47,000 square feet of previously vacant space (mostly industrial/warehouse space); partially offset by (d) a reduction of approximately 82,000 square feet from lease expirations, including approximately 48,000 square feet in a NE Tradeport industrial/warehouse building as a  result of a  lease amendment (the “Lease Amendment”) with a tenant that had filed for protection under Chapter 11 of the U.S. Bankruptcy Code whereby the tenant reduced its space under lease from approximately 100,000 square feet to approximately 52,000 square feet. In fiscal 2018, Griffin renewed several leases aggregating approximately 415,000 square feet (mostly industrial/warehouse space), including a three year renewal of a full building lease of an approximately 228,000 square foot building in the Lehigh Valley scheduled to expire on September 30, 2018, at a rental rate 12% higher than the rental rate in effect at the time of the lease renewal and a three year renewal of a full building lease of an approximately 127,000 square foot building in NE Tradeport that was scheduled to expire on February 28, 2019.

As of November 30, 2018, Griffin’s approximately 3,645,000 square feet of industrial/warehouse space, which comprised approximately 89% of Griffin’s total square footage, was 95% leased, with the only significant vacancies being 6975 Ambassador and the approximately 48,000 square feet in NE Tradeport that was vacated as a result of the Lease Amendment. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (11% of Griffin’s total square footage) are located in the Hartford, Connecticut area, and were approximately 72% leased as of November 30, 2018.

All of Griffin’s industrial/warehouse buildings and office/flex buildings in Connecticut are in the north submarket of Hartford.  The Q4 2018 CBRE|New England Marketview Report (“Q4 2018 CBRE|New England Report”)

from CBRE Group, Inc. (“CBRE”), a national real estate services company, stated that the vacancy rate in the greater Hartford industrial market decreased to 7.2% at the end of 2018 from 8.8% at the end of 2017, and that net absorption in the greater Hartford industrial market in 2018 was approximately 1.2 million square feet. The Q4 2018 CBRE|New England Report also stated that the vacancy rate in the north submarket of Hartford, where a portion of Griffin’s properties are located, decreased to 5.4% at the end of 2018 from 6.3% at the end of 2017, with net absorption of approximately 0.3 million square feet in 2018. The decrease in the Hartford industrial market vacancy rate in 2018 continued the downward trend from 2014, when the vacancy rate in the Hartford industrial market was 12.3%. The Hartford office/flex market remained weak in 2018, as evidenced by vacancy rates at the end of 2018, as stated in the Q4 2018 CBRE|New England Report, of 17.2% for the overall Hartford market and 33.6% in north submarket of Hartford.

The strong growth and active leasing market for industrial/warehouse space that the Lehigh Valley experienced in recent years continued in 2018. The vacancy rate of Lehigh Valley industrial/warehouse properties, in the counties where Griffin’s Lehigh Valley properties are located, as reported in CBRE’s Q4 2018 Marketview Lehigh Valley PA Industrial Report, was 4.8% at the end of 2018, with a net absorption of approximately 5.5 million square feet in 2018.  The Charlotte, North Carolina industrial real estate market remained strong in 2018. CBRE’s Q4 2018 Marketview Charlotte Industrial Report stated a vacancy rate of 5.3% for warehouse space at the end of 2018 and absorption of 4.8 million square feet of warehouse space in 2018. There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of November 30, 2018 or leasing space in buildings expected to be completed in 2019.

Revenue from property sales of approximately $1.0 million in fiscal 2018 reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “2018 Southwick Land Sale”), approximately $0.1 million from the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut, and approximately $0.1 million from a buyer’s forfeiture of a deposit on a potential land sale that was not completed. The aggregated cost related to the 2018 Southwick Land Sale, the Stratton Farms residential lot sale and the deposit forfeiture was approximately $0.1 million, resulting in a total pretax gain of approximately $0.9 million from property sales in fiscal 2018.

Revenue from property sales of approximately $14.0 million in fiscal 2017 reflected: (a) approximately $10.3 million from the 2017 Phoenix Crossing Land Sale; (b) approximately $2.1 million from the sale of approximately 76 acres of undeveloped land in Southwick, Massachusetts (the “2017 Southwick Land Sale”); and (c) approximately $1.3 million from the sale of two smaller parcels of undeveloped land in Phoenix Crossing. In addition, Griffin sold two small residential lots for total revenue of approximately $0.2 million and recognized approximately $0.1 million of revenue from a prior year land sale. The costs related to the 2017 Phoenix Crossing Land Sale, the 2017 Southwick Land Sale and the sale of two smaller Phoenix Crossing parcels of undeveloped land were approximately $2.3 million, $0.2 million and $1.2 million, respectively, resulting in pretax gains of approximately $8.0 million, $1.9 million and $0.1 million, respectively. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $9.5 million in fiscal 2018 from approximately $8.9 million in fiscal 2017. The approximately $0.6 million increase in operating expenses of rental properties in fiscal 2018, as compared to fiscal 2017, principally reflected approximately $0.2 million of expenses at 330 Stone (placed in service just prior to the end of fiscal 2017), a total of approximately $0.2 million of expenses at 220 Tradeport and 6975 Ambassador (both were placed in service in the fiscal 2018 fourth quarter), an increase of approximately $0.1 million of expenses at 215 International (acquired in the fiscal 2017 third quarter) and an increase of approximately $0.1 million of expenses across all other properties.

Depreciation and amortization expense increased to approximately $11.4 million in fiscal 2018 from approximately $10.1 million in fiscal 2017. The approximately $1.3 million increase in depreciation and amortization expense in fiscal 2018, as compared to fiscal 2017, principally reflected: (a) an approximately $0.4 million increase from a full year of depreciation and amortization expense at 215 International in fiscal 2018 versus a partial year in fiscal 2017; (b) approximately $0.4 million of depreciation and amortization expense at 330 Stone; (c) approximately $0.2 million of depreciation and amortization expense related to 220 Tradeport and 6975 Ambassador;  and (d) approximately $0.3 million of depreciation and amortization expense on tenant improvements and lease commissions related to new leases in the latter part of fiscal 2017 and fiscal 2018.

Griffin’s general and administrative expenses decreased to approximately $7.7 million in fiscal 2018 from approximately $8.6 million in fiscal 2017. The approximately $0.8 million decrease in general and administrative expenses in fiscal 2018, as compared to fiscal 2017, principally reflected approximately $0.5 million of lower expenses related to Griffin’s non-qualified deferred compensation plan, a decrease of approximately $0.2 million of incentive compensation expense and approximately $0.3 million of expense incurred in fiscal 2017 for the write-off of expenditures incurred for a potential purchase of undeveloped land in the Lehigh Valley that was not completed, partially offset by an increase of approximately $0.2 million for all other general and administrative expenses. The lower expense related to Griffin’s non-qualified deferred compensation plan reflected the effect of lower stock market performance on participant balances in fiscal 2018, as compared to fiscal 2017, which resulted in a smaller increase in the non-qualified deferred compensation plan liability in fiscal 2018 as compared to fiscal 2017.

Griffin’s interest expense increased to approximately $6.3 million in fiscal 2018 from approximately $5.7 million in fiscal 2017. The approximately $0.6 million increase in interest expense in fiscal 2018, as compared to fiscal 2017, principally reflected interest expense of approximately $0.8 million on the higher amount of outstanding debt in fiscal 2018, partially offset by an increase of approximately $0.2 million of interest capitalized in fiscal 2018 as compared to fiscal 2017.

Griffin’s income tax provision was approximately $0.5 million in fiscal 2018 as compared to approximately $2.7 million in fiscal 2017. The income tax provision in fiscal 2018 included approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA. As Griffin had net deferred tax assets at the time the TCJA became effective for Griffin, the re-measurement of deferred tax assets and liabilities resulted in the charge included in the fiscal 2018 income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities were income tax benefits of approximately $0.3 million on the approximately $1.1 million pretax loss in fiscal 2018 and approximately $0.2 million related to the exercise of stock options in fiscal 2018.

Fiscal 2017 Compared to Fiscal 2016

Total revenue increased to approximately $43.9 million in fiscal 2017 from approximately $30.9 million in fiscal 2016, reflecting increases of approximately $9.6 million in revenue from property sales and approximately $3.4 million in rental revenue. Rental revenue increased to approximately $29.9 million in fiscal 2017 from approximately $26.5 million in fiscal 2016. The approximately $3.4 million increase in rental revenue in fiscal 2017 over fiscal 2016 was principally due to: (a) an increase of approximately $1.9 million from leasing previously vacant space; (b) an increase of approximately $1.8 million from 5210 Jaindl Blvd. (“5210 Jaindl”),  an approximately 252,000 square foot industrial/warehouse building in the Lehigh Valley that was placed in service and fully leased in fiscal 2016 with tenants taking occupancy and generating rental revenue starting in fiscal 2017; and (c) approximately $0.7 million of rental revenue from 215 International, the industrial/warehouse building acquired in the fiscal 2017 third quarter; partially offset by (d) a decrease of approximately $1.0 million from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of November 30, 2017	3,710,000	3,515,000	95%
As of November 30, 2016	3,297,000	3,066,000	93%

The approximately 413,000 square foot increase in total square footage as of November 30, 2017, as compared to November 30, 2016, was due to the acquisition of 215 International and the completion of construction and placing into service of 330 Stone just prior to the end of fiscal 2017.

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

Revenue from property sales increased to approximately $14.0 million in fiscal 2017 from approximately $4.4 million in fiscal 2016. Property sales revenue in fiscal 2017 included: (a) approximately $10.3 million from the 2017 Phoenix Crossing Land Sale; (b) approximately $2.1 million from the 2017 Southwick Land Sale; and (c) approximately $1.3 million from the sale of two smaller parcels of undeveloped land in Phoenix Crossing. In addition, Griffin sold two small residential lots for total revenue of approximately $0.2 million and recognized approximately $0.1 million of revenue from a prior year land sale. The costs related to the 2017 Phoenix Crossing Land Sale, the Southwick Land Sale and the sale of two smaller Phoenix Crossing parcels of undeveloped land were approximately $2.3 million, $0.2 million and $1.2 million, respectively, resulting in pretax gains of approximately $8.0 million, $1.9 million and $0.1 million, respectively. The costs of the two smaller Phoenix Crossing parcels were relatively higher than the costs of other Phoenix Crossing land sold because those parcels were acquired more recently than the other Phoenix Crossing land, which had been held for many years and had a low cost basis.

Revenue from property sales in fiscal 2017 included recognition of the remaining approximately $0.1 million from the sale of approximately 90 acres of undeveloped land in Phoenix Crossing (the “2013 Phoenix Crossing Land Sale”) that closed in the fiscal year ended November 30, 2013 (“fiscal 2013”) and was accounted for under the percentage of completion method whereby revenue and gain were recognized as costs related to the 2013 Phoenix Crossing Land Sale were incurred. Under the terms of the 2013 Phoenix Crossing Land Sale, Griffin constructed roads to connect the land sold to existing town roads. Such construction was completed in fiscal 2017. Accordingly, because of Griffin’s continued involvement with the land that was sold, the 2013 Phoenix Crossing Land Sale was accounted for under the percentage of completion method. From the closing of the 2013 Phoenix Crossing Land Sale through the end of fiscal 2017, Griffin recognized total revenue of approximately $9.0 million and a total pretax gain of approximately $6.7 million from the 2013 Phoenix Crossing Land Sale. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Griffin’s revenue from property sales of approximately $4.4 million in fiscal 2016 reflected approximately $3.8 million from the sale of approximately 29 acres of undeveloped land in Griffin Center (the “2016 Griffin Center Land Sale”) that resulted in a pretax gain of approximately $3.2 million and the recognition of approximately $0.6 million of revenue from the 2013 Phoenix Crossing Land Sale that resulted in a pretax gain of approximately $0.4 million.

Operating expenses of rental properties increased to approximately $8.9 million in fiscal 2017 from approximately $8.3 million in fiscal 2016. The increase of approximately $0.6 million in operating expenses of rental properties in fiscal 2017, as compared to fiscal 2016, principally reflected: (a) an increase of approximately $0.4 million at 5210 Jaindl, which was in service for the entire year in fiscal 2017 versus five months in fiscal 2016; (b) approximately $0.1 million at 215 International; and (c) increases aggregating approximately $0.1 million across all other properties.

Depreciation and amortization expense increased to approximately $10.1 million in fiscal 2017 from approximately $8.8 million in fiscal 2016. The increase of approximately $1.3 million in depreciation and amortization expense in fiscal 2017, as compared to fiscal 2016, principally reflected: (a) an increase of approximately $0.6 million related to 5210 Jaindl; (b) approximately $0.5 million related to 215 International; and (c) an increase of approximately $0.2 million across all other properties.

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

In fiscal 2017, Griffin sold its remaining holdings of the common stock of Centaur Media for cash proceeds of approximately $1.2 million and a pretax gain of approximately $0.3 million. The approximately $0.1 million gain on the sale of assets in fiscal 2016 was from the disposition of certain fully depreciated equipment.

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

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.4 million in fiscal 2018 as compared to approximately $9.4 million in fiscal 2017. The approximately $1.0 million decrease in net cash provided by operating activities in fiscal 2018, as compared to fiscal 2017, principally reflected a decrease in cash of approximately $3.4 million from changes in assets and liabilities substantially offset by an increase in cash of approximately $2.4 million from results of operations as adjusted for gains on property sales and noncash expenses in fiscal 2018, as compared to fiscal 2017. The increase in cash provided by results of operations as adjusted for gains on property sales and noncash expenses principally reflected the approximately $2.2 million increase in profit from leasing activities in fiscal 2018, as compared to fiscal 2017.

The approximately $3.4 million decrease in cash from changes in assets and liabilities in fiscal 2018, as compared to fiscal 2017, principally reflected: (a) a decrease in deferred revenue of approximately $1.2 million in fiscal 2018 as compared to an increase of approximately $2.4 million in fiscal 2017; (b) an increase in other liabilities of approximately $0.2 million in fiscal 2018 as compared to an increase of approximately $1.1 million in fiscal 2017; and (c) a decrease in accounts payable and accrued liabilities of approximately $0.3 million in fiscal 2018 as compared to an increase of approximately $0.3 million in fiscal 2017; partially offset by (d) a decrease in other assets of approximately $0.3 million in fiscal 2018 as compared to an increase of approximately $2.1 million in fiscal 2017. The unfavorable change in deferred revenue in fiscal 2018, as compared to fiscal 2017, principally reflected less cash received in fiscal 2018 for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms. The less favorable change in other liabilities in fiscal 2018, as compared to fiscal 2017, principally reflected a smaller increase of Griffin’s non-qualified deferred compensation plan liability, reflected through lower general and administrative expenses, as a result of the effect of lower stock market performance on participant balances in fiscal 2018. The unfavorable change in accounts payable and accrued liabilities in fiscal 2018, as compared to fiscal 2017, principally reflected the timing of payments. The lower increase in other assets in fiscal 2018, as compared to fiscal 2017, principally reflected a decrease in amounts due from tenants.

In fiscal 2017, net cash provided by operating activities increased to approximately $9.4 million from approximately $7.2 million in fiscal 2016. The approximately $2.2 million increase in net cash provided by operating activities in fiscal 2017, as compared to fiscal 2016, principally reflected an increase of approximately $1.6 million of cash provided by changes in assets and liabilities in fiscal 2017, as compared to fiscal 2016, and an increase of approximately $0.6 million of cash provided by results of operations as adjusted for gains on property sales and noncash expenses in fiscal 2017, as compared to fiscal 2016. The increase in net income as adjusted for gains on property sales and noncash expenses reflected the approximately $2.8 million increase in profit from leasing activities in fiscal 2017, as compared to fiscal 2016, partially offset by the approximately $1.1 million increase in interest expense and the approximately $1.2 million increase in general and administrative expenses, a portion of which were noncash and reflected in the favorable changes in assets and liabilities.

The approximately $1.6 million increase in cash from changes in assets and liabilities in fiscal 2017, as compared to fiscal 2016, principally reflected: (a) an increase in deferred revenue of approximately $2.4 million in fiscal 2017 as compared to a decrease of approximately $0.7 million in fiscal 2016; and (b) an increase in other liabilities of approximately $1.1 million in fiscal 2017 as compared to an increase of approximately $0.4 million in fiscal 2016; partially offset by (c) an increase in other assets of approximately $2.1 million in fiscal 2017 as compared to a decrease of approximately $0.1 million in fiscal 2016. The favorable change in deferred revenue in fiscal 2017, as compared to fiscal 2016, principally reflected cash received for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms. The favorable change in other liabilities in fiscal 2017, as compared to fiscal 2016, principally reflected the increase of Griffin’s non-qualified deferred compensation plan liability, reflected in general and administrative expenses, as a result of the increase in participant balances in fiscal 2017. The unfavorable change in other assets principally reflected differences in reported rental revenue and cash received from tenants due to the effect of rent abatements given to tenants primarily at the start of leases and an increase in amounts due from tenants, principally due to timing of payments received from tenants for additional tenant and building improvements related to new leases.

Net cash used in investing activities was approximately $45.3 million in fiscal 2018, as compared to approximately $19.9 million in fiscal 2017 and approximately $16.6 million in fiscal 2016. The net cash used in investing activities in fiscal 2018 reflected: (a) cash payments of approximately $28.6 million for additions to real estate assets; (b) net cash of $17.0 million used for short-term investments; and (c) cash payments of approximately $0.8 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from property sales; and (e) approximately $0.1 million of cash proceeds from a fiscal 2017 property sale returned from escrow.

The approximately $28.6 million of cash payments for additions to real estate assets in fiscal 2018 reflected the following:

New building construction (including site work)	$20.7 million
Tenant and building improvements related to leasing	$4.6 million
Purchase of undeveloped land	$2.7 million
Development costs and infrastructure improvements	$0.6 million

Cash payments for new building construction (including site work) in fiscal 2018 included approximately $12.8 million for the construction of 220 Tradeport and approximately $7.7 million for the construction, on speculation, of 6975 Ambassador. Griffin completed construction of both 220 Tradeport and 6975 Ambassador in the fiscal 2018 fourth quarter. The total cost of site work and construction (excluding tenant improvements) of 220 Tradeport and 6975 Ambassador were approximately $13.2 million and approximately $8.1 million, respectively. Cash payments for new building construction (including site work) in fiscal 2018 also included the approximately $0.1 million of final payments for the construction of 330 Stone, which was completed in the fiscal 2017 fourth quarter, and approximately $0.1 million for the start of construction, on speculation, of two industrial/warehouse buildings aggregating approximately 283,000 square feet on a land parcel in Concord, North Carolina (the “Concord Land”) that was purchased in fiscal 2018 (see below). Griffin expects to spend approximately $15.0 million for the site work and construction (excluding tenant improvements) of the two buildings being built on the Concord Land, with expected completion in the second half of fiscal 2019.

Cash payments for tenant and building improvements in fiscal 2018 principally related to the full building lease at 220 Tradeport (approximately $2.0 million), the approximately 74,000 square foot lease at 330 Stone that commenced just prior to the end of fiscal 2017 (approximately $1.5 million) and approximately $1.1 million related to other new leases and lease renewals signed in the latter part of fiscal 2017 and fiscal 2018.

The cash payment of approximately $2.7 million, including acquisition costs, for the purchase of undeveloped land in fiscal 2018 was for the purchase of the Concord Land, an approximately 22 acre parcel in the greater Charlotte area. Approximately $0.8 million of the purchase price of the Concord Land was paid using the proceeds from the 2018 Southwick Land Sale to complete a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (see below).

Net cash payments of $17.0 million used for short-term investments in fiscal 2018 reflected the investment in repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies. These repurchase agreements have maturities of up to six months, and as of November 30, 2018, had a weighted average maturity of less than 90 days. Cash payments of approximately $0.8 million for deferred leasing costs and other uses in fiscal 2018 reflected approximately $0.7 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

The approximately $1.0 million of cash proceeds from property sales in fiscal 2018 reflected approximately $0.8 million from the 2018 Southwick Land Sale, approximately $0.1 million from the sale of a Stratton Farms residential lot and approximately $0.1 million from a buyer’s forfeiture of a deposit on a potential land sale that did not close. The approximately $0.1 million of cash proceeds from property sales returned from escrow in fiscal 2018 reflected the amount remaining after approximately $1.8 million of the approximately $1.9 million of total cash proceeds from the 2017 Southwick Land Sale, deposited into escrow at closing, were used to purchase the Lehigh Valley land site for 6975 Ambassador in fiscal 2017 to complete a 1031 Like-Kind Exchange.

In fiscal 2017, net cash used in investing activities of approximately $19.9 million reflected: (a) cash payments of approximately $18.4 million for the acquisition of 215 International; (b) cash payments of approximately $17.6 million for additions to real estate assets; and (c) cash payments of approximately $1.6 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $13.0 million from property sales; (e) approximately $3.4 million of net cash proceeds from property sales returned from escrow; and (f) cash proceeds of approximately $1.2 million from the sale of Centaur Media common stock.

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

Cash payments for additions to real estate assets in fiscal 2017 reflected the following:

Tenant and building improvements related to leasing	$7.9 million
New building construction (including site work)	$7.0 million
Purchase of undeveloped land	$2.4 million
Development costs and infrastructure improvements	$0.3 million

Cash payments for tenant and building improvements in fiscal 2017 related to new leases signed in the latter part of fiscal 2016 and fiscal 2017. Cash payments for new building construction in fiscal 2017 were for 330 Stone, which was 54% leased as of November 30, 2017, as a result of a lease for approximately 74,000 square feet with a tenant that had leased approximately 39,000 square feet in one of Griffin’s other NE Tradeport industrial/warehouse buildings. The balance of 330 Stone was leased in fiscal 2018 and that building was fully leased as of November 30, 2018. Cash of approximately $2.4 million (including acquisition expenses) was paid for the purchase of approximately 14 acres of undeveloped land in the Lehigh Valley that had been under agreement. In fiscal 2018, 6975 Ambassador was built on the Lehigh Valley land acquired.

The approximately $13.0 million of cash proceeds from property sales in fiscal 2017 reflected approximately $9.7 million from the 2017 Phoenix Crossing Land Sale, approximately $1.9 million from the 2017 Southwick Land Sale, approximately $1.2 million from the sale of two smaller parcels of undeveloped land in Phoenix Crossing and approximately $0.2 million from the sale of two small residential lots. The approximately $3.4 million of net cash proceeds from property sales returned from escrow reflects approximately $3.5 million from the 2016 Griffin Center Land Sale, offset by approximately $0.1 million of cash that remained in escrow from the 2017 Southwick Land Sale. The cash proceeds from the 2016 Griffin Center Land Sale were deposited into escrow at closing for the potential purchase of a replacement property under a 1031 Like-Kind Exchange. The net cash proceeds from the 2016 Griffin Center Land Sale were returned to Griffin in fiscal 2017 because a replacement property was not purchased in the time period required for a 1031 Like-Kind Exchange. The cash proceeds of approximately $1.9 million from the 2017 Southwick Land Sale were deposited into escrow at closing and subsequently, approximately $1.8 million of such proceeds were used to purchase the approximately 14 acre parcel of undeveloped land in the Lehigh Valley where 6975 Ambassador was built (see above). The approximately $0.1 million of proceeds from the 2017 Southwick Land Sale that remained in escrow were returned to Griffin in fiscal 2018.

Cash payments of approximately $1.6 million in fiscal 2017 for deferred leasing costs and other uses reflected approximately $1.5 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

In fiscal 2016, the net cash used in investing activities of approximately $16.6 million reflected cash payments of approximately $15.7 million for additions to real estate assets and approximately $0.9 million for deferred leasing costs and other uses. The approximately $3.5 million of proceeds, net of transaction expenses, received from the 2016 Griffin Center Land Sale were placed in escrow for potential acquisition of a replacement property under a 1031 Like-Kind Exchange. As a replacement property was not purchased in the time period required for a 1031 Like-Kind Exchange, the proceeds from the 2016 Griffin Center Land Sale were returned to Griffin in fiscal 2017.

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

Net cash provided by financing activities was approximately $15.4 million in fiscal 2018, as compared to approximately $15.9 million in fiscal 2017 and approximately $15.8 million in fiscal 2016. The net cash provided by financing activities in fiscal 2018 reflected proceeds of approximately $31.6 million from a  mortgage loan and a  construction loan and approximately $1.8 million from the exercise of stock options; partially offset by: (a) approximately $15.4 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Griffin’s common stock (“Common Stock”) that was declared in the fiscal 2017 fourth quarter and paid in fiscal 2018; and (c) approximately $0.6 million for payments of debt issuance costs.

The proceeds from a  mortgage loan and a construction loan in fiscal 2018 reflected approximately $18.8 million from a mortgage loan refinancing (see below) and approximately $12.8 million from a construction loan (see below).

The principal payments on mortgage loans reflected a payment of approximately $11.8 million in connection with the mortgage loan refinancing and approximately $3.6 million of recurring principal payments.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new approximately $18.8 million nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of approximately $11.8 million at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings (aggregating approximately 275,000 square feet) that collateralized the 2017 People’s Mortgage, in addition to 330 Stone. Upon closing the 2018 People’s Mortgage, Griffin received proceeds of $7.0 million (before transaction costs), net of the approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would become effective only if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022 and would stay in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. As a build-to-suit building, Griffin entered into a twelve and a half year lease for 220 Tradeport prior to the start of construction. Through November 30, 2018, Griffin had borrowed approximately $12.8 million under the State Farm Loan. Upon the commencement of rent payments by the tenant in 220 Tradeport, the terms of the State Farm Loan provide that it will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. Under the terms of the State Farm Loan, the interest rate on the State Farm Loan is 4.51% during both the construction period and for the term of the permanent mortgage. Monthly principal payments, which begin after the conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased to approximately $14.3 million if certain additional improvements are made to 220 Tradeport.

The net cash provided by financing activities of approximately $15.9 million in fiscal 2017 reflected proceeds of approximately $39.1 million from new mortgage loans partially offset by: (a) approximately $19.3 million of principal payments on mortgage loans; (b) a payment of approximately $1.5 million for a dividend on Griffin’s Common Stock that was declared in the fiscal 2016 fourth quarter and paid in fiscal 2017; (c) approximately $1.5 million paid for the repurchase of Common Stock; (d) approximately $0.6 million of payments for debt issuance costs; and (e) a payment of approximately $0.3 million for the termination of an interest rate swap agreement. The principal payments on mortgage loans include approximately $16.0 million for the repayment of two mortgage loans that were refinanced (see below) and approximately $3.3 million of recurring principal payments.

On September 22, 2017, two subsidiaries of Griffin closed on the refinancing of a nonrecourse mortgage (the “2012 Webster Mortgage”) with Webster Bank that was collateralized by 5 and 7 Waterside Crossing, two multi-story office buildings aggregating approximately 161,000 square feet in Griffin Center in Windsor, Connecticut. Immediately prior to the refinancing, the 2012 Webster Mortgage had a balance of approximately $5.9 million with a maturity date of October 2, 2017. The refinanced nonrecourse mortgage loan (the “2017 Webster Mortgage”) was for approximately $4.4 million, has a five year term with monthly principal payments based on a twenty-five year amortization schedule and is collateralized by the same properties that collateralized the 2012 Webster Mortgage. The 2017 Webster Mortgage has a variable interest rate of the one-month LIBOR rate plus 2.75%, but Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2017 Webster Mortgage at 4.72% over the term of the 2017 Webster Mortgage. The 2012 Webster Mortgage had a variable interest rate that was effectively fixed at 3.86% through an interest rate swap agreement with Webster Bank. Griffin used cash on hand of approximately

$1.0 million and approximately $0.5 million of cash that had been held in escrow by Webster Bank to repay a portion of the 2012 Webster Mortgage in connection with the refinancing.

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

On July 14, 2017, a subsidiary of Griffin closed on a $10.6 million nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank. The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire Bank that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of approximately $10.1 million at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 2.75%. At the time Griffin closed on the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire Bank (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of that loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to the closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it expires. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Loan is a variable rate of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire Bank that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term. Griffin paid approximately $0.3 million in connection with the termination of the 2009 Berkshire Swap.

The net cash provided by financing activities of approximately $15.8 million in fiscal 2016 reflected approximately $45.5 million of proceeds from new mortgage debt (see below) and $0.6 million of mortgage proceeds released from escrow, partially offset by: (a) approximately $24.8 million of principal payments on mortgage loans; (b) approximately $3.4 million paid for the repurchase of Common Stock (see below); (c) a payment of approximately $1.5 million for a dividend on Griffin’s Common Stock that was declared in the fiscal 2015 fourth quarter and paid in fiscal 2016; and (d) approximately $0.6 million of payments for debt issuance costs. The principal payments on mortgage loans included approximately $21.1 million for the repayment of two mortgage loans that were refinanced (see below), approximately $2.7 million of recurring principal payments and a $1.0 million principal repayment from mortgage proceeds that had been held in escrow.

On November 17, 2016, Griffin closed on a nonrecourse mortgage (the “2016 Webster Mortgage”) for approximately $26.7 million. The 2016 Webster Mortgage refinanced an existing mortgage with Webster Bank, which was due on September 1, 2025 and was collateralized by 5220 Jaindl Blvd. (“5220 Jaindl”) (see below). The 2016 Webster Mortgage is collateralized by the approximately 280,000 square foot industrial/warehouse building, 5220 Jaindl, along with 5210 Jaindl, the adjacent approximately 252,000 square foot industrial/warehouse building. Griffin received net proceeds of $13.0 million (before transaction costs), net of approximately $13.7 million used to refinance the existing mortgage with Webster Bank. The 2016 Webster Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 Webster Mortgage is a variable rate of the one month LIBOR rate plus 1.70%. At the time the 2016 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that, combined with two existing swap agreements with Webster Bank, effectively fixes the rate of the 2016 Webster Mortgage at 3.79% over the mortgage loan’s ten year term.

On April 26, 2016, Griffin closed on a nonrecourse mortgage (the “2016 People’s Mortgage”) with People’s Bank and received mortgage proceeds of $14.4 million, before transaction costs. The 2016 People’s Mortgage refinanced an existing mortgage (the “2009 People’s Mortgage”) with People’s Bank that was due on August 1, 2019 and was collateralized by four of Griffin’s NE Tradeport industrial/warehouse buildings totaling approximately 240,000 square feet (14, 15, 16 and 40 International Drive). The 2009 People’s Mortgage had a balance of approximately $7.4 million at the time of the refinancing and a variable interest rate of the one month LIBOR rate plus 3.08%. Griffin had entered into an interest rate swap agreement with People’s Bank to effectively fix the rate on the 2009 People’s Mortgage at 6.58%

for the term of that loan. The 2016 People’s Mortgage is collateralized by the same four properties as the 2009 People’s Mortgage along with an additional approximately 98,000 square foot industrial/warehouse building (35 International Drive) in NE Tradeport. At the closing of the 2016 People’s Mortgage, Griffin used a portion of the proceeds to repay the 2009 People’s Mortgage. The 2016 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2016 People’s Mortgage is a variable rate of the one month LIBOR rate plus 2.0%. At the time the 2016 People’s Mortgage closed, Griffin entered into a second interest rate swap agreement with People’s Bank that, combined with the existing interest rate swap agreement with People’s Bank, effectively fixes the interest rate of the 2016 People’s Mortgage at 4.17% over the loan term. The terms of the 2016 People’s Mortgage require that if either the tenant that leases approximately 58,000 square feet in 40 International Drive or the tenant that leases approximately 40,000 square feet in 14 International Drive does not extend its respective lease when it expires in fiscal 2021, a subsidiary of Griffin will enter into a master lease of the vacated space. The master lease would be guaranteed by Griffin and be in effect until either the space is re-leased to a new tenant or the due date of the 2016 People’s Mortgage Loan, whichever occurs first. Also in fiscal 2016, Griffin received additional mortgage proceeds of approximately $2.6 million and approximately $1.8 million from mortgages that closed in fiscal 2015.

On July 22, 2016, Griffin renewed its revolving credit line with Webster Bank (the “Webster Credit Line”) that was scheduled to expire on August 1, 2016. The terms of the renewal increased the amount of the credit line from $12.5 million to $15.0 million and granted Griffin an option to extend the credit line for an additional year  provided there is no default at the time such extension is requested. On June 18, 2018, Griffin exercised its option for a one year extension of the Webster Credit Line that was scheduled to expire on July 31, 2018. Interest on borrowings under the Webster Credit Line remained at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of November 30, 2018, the Webster Credit Line secured certain standby letters of credit aggregating approximately $1.1 million that are related to Griffin's development activities.

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

With its significant amount of cash, cash equivalents and short-term investments and availability under the Webster Credit Line, Griffin does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors-Risks Related to Griffin’s Common Stock-Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A of this Annual Report.

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”), subsequently amended on January 22, 2019. Under the terms of the Simsbury Option Agreement, as amended, Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7.7 million. Through November 30, 2018, the buyer paid approximately $0.3 million of option fees to extend its option period through January 25, 2019. In fiscal 2018, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent litigation challenging that approval was settled thereby allowing the buyer to use the land to be purchased as planned. On January 24, 2019, the buyer exercised its option to purchase the land under the Simsbury Option Agreement. As per the terms of the Simsbury Option Agreement, as amended, closing on the land sale contemplated by the Simsbury Option Agreement, as amended, is required to take place within 90 days from the date the buyer exercised its option to purchase the land. There is no guarantee that the sale of land contemplated under the Simsbury Option Agreement, as amended, will be completed under its current terms, or at all.

On May 5, 2017, Griffin entered into an Option Purchase Agreement (the “EGW Option Agreement”) whereby Griffin granted the buyer an exclusive option to purchase approximately 288 acres of undeveloped land in East Granby and Windsor, Connecticut for approximately $7.8 million. The buyer intended to use the land to generate solar electricity. The buyer’s option expired on May 5, 2018 and was not extended, thus terminating the EGW Option Agreement. Accordingly, the buyer forfeited the option fees (approximately $50,000) paid through that date, which is included in revenue from property sales in the fiscal 2018 statement of operations.

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

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4.7 million in cash. On December 5, 2018, Griffin entered into an agreement for the purchase of approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) which is adjacent to the Mecklenburg Land for approximately $0.9 million in cash. If acquired, the Additional Mecklenburg Land is expected to be combined with the Mecklenburg Land to enable Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only.  Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The amount of industrial/warehouse space to be developed on the Mecklenburg Land and, if also acquired, the Additional Mecklenburg Land, will be based upon findings during the approvals process. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that the purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of November 30, 2018, Griffin had cash, cash equivalents and short-term investments totaling approximately $25.6 million. Management believes that its cash, cash equivalents and short-term investments as of November 30, 2018, cash generated from leasing operations and property sales (including the potential approximately $7.7 million property sale contemplated under the Simsbury Option Agreement, as amended) and borrowing capacity under the Webster Credit Line will be sufficient to meet its working capital requirements, to purchase land parcels currently under agreement, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward‑Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the costs of site work and construction of the buildings under construction on the Concord Land; near-term expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf, and anticipated use of any future proceeds from the ATM program; completion of the land sale under the Simsbury Option Agreement, as amended; the purchases of the Lehigh Valley Land, the Mecklenburg Land and the Additional Mecklenburg Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan and related use of proceeds; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward‑looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward‑looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” and elsewhere in this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2018	Nov. 30, 2017
ASSETS
Real estate assets at cost, net	$213,621	$196,740
Cash and cash equivalents	8,592	30,068
Short-term investments	17,000	—
Deferred income taxes	1,556	1,904
Real estate assets held for sale	2,652	1,932
Other assets	20,048	18,393
Total assets	$263,469	$249,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$145,052	$129,203
Deferred revenue	10,599	11,818
Accounts payable and accrued liabilities	3,333	4,991
Dividend payable	2,279	2,000
Other liabilities	7,378	7,972
Total liabilities	168,641	155,984
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,635,706 and 5,541,029 shares issued, respectively, and 5,065,173 and 5,000,535 shares outstanding, respectively	56	55
Additional paid-in capital	112,071	108,770
Retained earnings (deficit)	(211)	2,806
Accumulated other comprehensive income (loss), net of tax	2,395	(284)
Treasury stock, at cost, 570,533 and 540,494 shares, respectively	(19,483)	(18,294)
Total stockholders' equity	94,828	93,053
Total liabilities and stockholders' equity	$263,469	$249,037

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Rental revenue	$32,777	$29,939	$26,487
Revenue from property sales	1,023	13,945	4,364
Total revenue	33,800	43,884	30,851

Operating expenses of rental properties	9,532	8,866	8,250
Depreciation and amortization expense	11,404	10,064	8,797
General and administrative expenses	7,749	8,552	7,367
Costs related to property sales	144	3,780	810
Total expenses	28,829	31,262	25,224

Operating income	4,971	12,622	5,627

Interest expense	(6,270)	(5,690)	(4,545)
Investment income	151	93	107
Gain on sales of common stock of Centaur Media plc	—	275	—
Gain on sale of assets	—	—	122
(Loss) income before income tax provision	(1,148)	7,300	1,311
Income tax provision	(505)	(2,673)	(735)
Net (loss) income	$(1,653)	$4,627	$576

Basic net (loss) income per common share	$(0.33)	$0.92	$0.11

Diluted net (loss) income per common share	$(0.33)	$0.92	$0.11

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Net (loss) income	$(1,653)	$4,627	$576

Other comprehensive income, net of tax:
Reclassifications included in net (loss) income	473	651	856
Unrealized gain (loss) on cash flow hedges	2,242	(45)	(174)
Increase (decrease) in fair value of Centaur Media plc	—	159	(646)
Total other comprehensive income, net of tax	2,715	765	36
Total comprehensive income	$1,062	$5,392	$612

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended November 30, 2018, 2017 and 2016

(dollars in thousands)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at November 30, 2015	5,541,029	$55	$108,188	$1,117	$(1,085)	$(13,466)	$94,809
Repurchase of common stock	—	—	—	—	—	(3,354)	(3,354)
Reversal of tax benefit on forfeited stock options	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	267	—	—	—	267
Dividend declared, $0.30 per share	—	—	—	(1,514)	—	—	(1,514)
Total other comprehensive income, net of tax	—	—	—	—	36	—	36
Net income	—	—	—	576	—	—	576
Balance at November 30, 2016	5,541,029	55	108,438	179	(1,049)	(16,820)	90,803
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Reversal of tax benefit on forfeited stock options	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	349	—	—	—	349
Dividend declared, $0.40 per share	—	—	—	(2,000)	—	—	(2,000)
Total other comprehensive income, net of tax	—	—	—	—	765	—	765
Net income	—	—	—	4,627	—	—	4,627
Balance at November 30, 2017	5,541,029	55	108,770	2,806	(284)	(18,294)	93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	94,677	1	2,951	—	—	(1,189)	1,763
Stock-based compensation expense	—	—	350	—	—	—	350
Dividend declared, $0.45 per share	—	—	—	(2,279)	—	—	(2,279)
Total other comprehensive income, net of tax	—	—	—	—	2,715	—	2,715
Net loss	—	—	—	(1,653)	—	—	(1,653)
Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Operating activities:
Net (loss) income	$(1,653)	$4,627	$576
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,404	10,064	8,797
Gain on sales of properties	(879)	(10,165)	(3,554)
Deferred income taxes	428	2,623	785
Stock-based compensation expense	350	349	267
Amortization of debt issuance costs	297	333	283
Amortization of terminated swap agreement	211	98	—
Payment of employee withholding taxes on options exercised	(39)	—	—
Gain on sales of common stock of Centaur Media plc	—	(275)	—
Gain on sale of assets	—	—	(122)
Changes in assets and liabilities:
Other assets	(320)	(2,050)	59
Accounts payable and accrued liabilities	(339)	303	337
Deferred revenue	(1,219)	2,396	(656)
Other liabilities	200	1,076	445
Net cash provided by operating activities	8,441	9,379	7,217

Investing activities:
Additions to real estate assets	(28,621)	(17,605)	(15,734)
Short-term investments, net	(17,000)	—	—
Proceeds from sales of properties, net of expenses	998	13,027	3,536
Deferred leasing costs and other	(802)	(1,556)	(890)
Proceeds from sales of properties returned from (deposited in) escrow, net	91	3,444	(3,536)
Acquisition of building	—	(18,440)	—
Proceeds from sales of common stock of Centaur Media plc	—	1,216	—
Net cash used in investing activities	(45,334)	(19,914)	(16,624)

Financing activities:
Proceeds from mortgage and construction loans	31,623	39,125	45,525
Principal payments on mortgage loans	(15,439)	(19,287)	(24,822)
Dividends paid to stockholders	(2,000)	(1,514)	(1,546)
Proceeds from exercise of stock options	1,802	—	—
Payment of debt issuance costs	(569)	(595)	(578)
Repurchase of common stock	—	(1,474)	(3,354)
Mortgage proceeds returned from escrow	—	—	600
Payment for termination of interest rate swap agreement	—	(341)	—
Net cash provided by financing activities	15,417	15,914	15,825
Net (decrease) increase in cash and cash equivalents	(21,476)	5,379	6,418
Cash and cash equivalents at beginning of period	30,068	24,689	18,271
Cash and cash equivalents at end of period	$8,592	$30,068	$24,689

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, managing and leasing industrial/warehouse properties and, to a lesser extent, office/flex properties. Griffin also seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Periodically, Griffin may sell certain portions of its undeveloped land that it has owned for an extended time period and the use of which is not consistent with Griffin’s core development and leasing strategy.

Fiscal Year

Griffin reports on a twelve month fiscal year that ends on November 30.

Real Estate Assets

Real estate assets are recorded at cost. Interest, property taxes, insurance and other incremental costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's estimated useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and principally on accelerated methods for tax purposes. Repair and maintenance costs are expensed as incurred.

Real estate assets and any related intangible assets that are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10, “Business Combinations,” are recorded at fair value. Griffin's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Purchase accounting is applied to the assets associated with the real estate acquired. Acquisition costs incurred are expensed and included in general and administrative expenses. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods.

Griffin classifies a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale.” Assets classified as “held for sale” are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation of a property as “held for sale.”

Cash and Cash Equivalents

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At November 30, 2018 and 2017,  $4,980 and $29,432, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheets were held in cash equivalents.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Investments

Griffin’s short-term investments were comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies and are accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. Interest on repurchase agreements is reflected as interest receivable that is included in other assets.

In fiscal 2017, Griffin sold all remaining shares of its investment in the common stock of Centaur Media plc (“Centaur Media”) (see Note 9).  Centaur Media had been accounted for as an available-for-sale security under ASC 320, whereby increases or decreases in its fair value, net of income taxes, along with the effect of changes in the foreign currency exchange rate, net of income taxes, were recorded as a component of other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities were determined based on the average cost method.

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

There were no impairment losses recorded in the fiscal years ended November 30, 2018, 2017 and 2016.

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

Interest Rate Swap Agreements

As of November 30, 2018, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

Griffin's real estate holdings are concentrated in the Hartford, Connecticut area,  the Lehigh Valley of Pennsylvania and the greater Charlotte, North Carolina area. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin’s real estate business. Griffin’s results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) poor economic conditions or unfavorable financial changes to Griffin’s tenants, which may result in tenant defaults under leases or may lead to a curtailment of expansion plans; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin’s properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

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

Griffin’s cash equivalents consist of overnight investments that are not significantly exposed to interest rate risk. Griffin's short-term investments consist of repurchase agreements that are not significantly exposed to interest rate risk.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which is intended to eliminate the stranded tax effects within AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. The effective date for ASU No. 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements have not yet been released. Griffin elected to early adopt and apply the provisions of ASU No. 2018-02 in the 2018 first quarter. This adoption resulted in a one-time reclassification of the effect of re-measuring Griffin’s net deferred tax assets related to interest rate swap agreements within AOCI and retained earnings resulting from the reduction in the U.S. federal statutory tax rate from 35% to 21%. The reclassification resulted in a decrease to AOCI and an increase to retained earnings of $36, with no net impact to total stockholders’ equity.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation:  Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU No. 2017-09 requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. ASU No. 2017-09 became effective for Griffin in the 2018 first quarter and was applied on a prospective basis. The adoption of ASU No. 2017-09 did not have an impact on Griffin’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. ASU No. 2017-01 also provides greater consistency in applying the guidance by making the definition of a business more operable. ASU No. 2017-01 became effective for Griffin in the 2018 first quarter. As Griffin did not acquire a business in fiscal 2018, there was no impact on Griffin’s consolidated financial statements from the adoption of ASU No. 2017-01.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. ASU No. 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU No. 2016-09 became effective for Griffin in the 2018 first quarter. Griffin recorded a deferred tax asset of $879 (see Note 4) with a corresponding increase in retained earnings upon adoption. The adoption of ASU No. 2016-09 did not affect the classification of any current awards and did not have a retrospective impact on Griffin’s cash flows as no tax benefits from stock options were recognized in the periods presented. As part of the adoption of ASU No. 2016-09, Griffin is continuing its policy of estimating the forfeiture rate of options.

Recent Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” This ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12 (see below), the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. Griffin intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective. Griffin does not expect the application of ASU No. 2018-16 to have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes,

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in fiscal 2021. Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,’ to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 simplifies the accounting for nonemployee share-based payments by aligning it more closely with the accounting for employee awards. ASU No. 2018-07 will become effective for Griffin in fiscal 2020. Early adoption is permitted, but no earlier than Griffin’s adoption of Topic 606 (see below). Griffin does not expect the application of ASU No. 2018-07 to have an impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-02 will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. ASU No. 2017-12 will become effective for Griffin in fiscal 2020. Griffin does not expect the application of ASU No. 2017-12 to have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under current accounting principles generally accepted in the United States of America (“U.S. GAAP”). Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under ASC Topic 840, “Leases.” ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 will become effective for Griffin in fiscal 2020 using a modified retrospective approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption are allowed. Griffin is evaluating the impact that the application of ASU No. 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 214-09 is not applicable to revenue from leases. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Griffin has concluded that it has two material revenue streams: (i) rental revenue; and (ii) revenue from property sales. As noted above, rental revenue is not subject to ASU No. 2014-09 because it is subject to the guidance of ASC Topic 840, Leases. Revenue from property sales was evaluated based on the criteria established under ASU No. 2014-09, which served as the basis for the accounting analysis and documentation as it relates to the impact of ASU No. 2014-09. Griffin has determined that there will not be a change in the recognition of revenue from property sales upon adoption of ASU No. 2014-09. Griffin will use the modified retrospective method upon adoption of ASU No. 2014-09 when it becomes effective for Griffin on December 1, 2018. However, Griffin does not expect to record a cumulative effect adjustment to its consolidated balance sheet at the time of adoption.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include Griffin's interest rate swap agreements (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy. Level 2 assets also include Griffin’s short-term investments in repurchase agreements with Webster Bank (see Note 1). The repurchase agreements with Webster Bank are carried at their resell amounts, which approximates fair value due to their short-term nature.

On June 9, 2017, Griffin closed on the acquisition of 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina (see Note 3). The acquisition was accounted for in accordance with FASB ASC 805-10, “Business Combinations,” whereby the assets acquired were recorded at their fair values. The fair value of the real estate assets acquired was based upon publicly available data for similar properties. Therefore, Griffin categorized the real estate assets acquired as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of November 30, 2018 and 2017, Griffin’s consolidated balance sheets include acquired intangible assets related to the acquisition of 215 International in fiscal 2017. These intangible assets are comprised of the values of the in-place leases and the associated tenant relationships. Griffin derived these values based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place leases, the commission percentage expected to be paid on the subsequent leasing of the vacant space and the likelihood that tenants will renew their leases. Therefore, Griffin recognized the acquired intangible assets related to this transaction as Level 3 within the fair value hierarchy.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

During fiscal 2018, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$3,157	$—
Interest rate swap liabilities	$—	$56	$—

	November 30, 2017
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$644	$—
Interest rate swap liabilities	$—	$845	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	November 30, 2018		November 30, 2017
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$8,592	$8,592	$30,068	$30,068
Sale proceeds held in escrow	1	$—	$—	$91	$91
Short-term investments	2	$17,000	$17,000	$—	$—
Interest rate swap assets	2	$3,157	$3,157	$644	$644
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$145,052	$144,712	$129,203	$128,999
Interest rate swap liabilities	2	$56	$56	$845	$845

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, sale proceeds held in escrow, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the mortgage and construction loans, net of debt issuance costs, are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage and construction loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

The fair values of Griffin’s nonfinancial assets related to the acquisition of 215 International in fiscal 2017 are listed below. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value but will not be re-measured at fair value on a recurring basis.

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Real estate assets	$—	$16,789	$—
Intangible assets	$—	$—	$1,651

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Nov. 30, 2018	Nov. 30, 2017
Land		$21,961	$20,403
Land improvements	10 to 30 years	38,280	30,833
Buildings and improvements	10 to 40 years	204,258	187,116
Tenant improvements	Shorter of useful life or terms of related lease	29,163	27,924
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		562	486
Development costs		13,443	14,132
		318,625	291,852
Accumulated depreciation		(105,004)	(95,112)
		$213,621	$196,740

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Depreciation expense	$9,853	$8,831	$7,768

Capitalized interest	$352	$103	$274

On April 26, 2018, Griffin closed on the sale of approximately 49 acres (the “2018 Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $850, before transaction costs, and recorded a pretax gain of $794 on the 2018 Southwick Land Sale. The net cash proceeds, after transaction costs, of $847 from the 2018 Southwick Land Sale were deposited into escrow for the acquisition of a replacement property in a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”), for income tax purposes. On July 18, 2018, Griffin closed on the purchase of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the “Concord Land”) for a purchase price of $2,600, before transaction costs, as a replacement property under a 1031 Like-Kind Exchange.

On August 4, 2017, Griffin completed the sale of approximately 76 acres (the “2017 Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $2,100 before transaction costs, and recorded a pretax gain of $1,890 on the 2017 Southwick Land Sale. The net cash proceeds, after transaction costs, of $1,943 from the 2017 Southwick Land Sale were deposited into escrow for the acquisition of a replacement property as part of a 1031 Like-Kind Exchange. On August 24, 2017, Griffin closed on the purchase of an approximately 14 acre parcel of undeveloped land in Upper Macungie Township, Lehigh County, Pennsylvania (the “Macungie Land”) for a purchase price of $1,800, before transaction costs, as a replacement property under a 1031 Like-Kind Exchange. The remaining amount of $91 in escrow was returned to Griffin in the fiscal 2018 first quarter.

On April 28, 2017, Griffin closed on the sale of approximately 67 acres (the “2017 Phoenix Crossing Land Sale”) of undeveloped land in Phoenix Crossing, the approximately 268 acre business park master planned by Griffin that straddles the town line between Windsor and Bloomfield, Connecticut. Griffin received cash proceeds of $10,250, before transaction costs, and recorded a pretax gain of $7,975 on the 2017 Phoenix Crossing Land Sale. The net cash proceeds, after transaction costs, of $9,711 from the 2017 Phoenix Crossing Land Sale were deposited into escrow and subsequently used for the acquisition (see below) of 215 International, an approximately 277,000 square foot

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

industrial/warehouse building in Concord, North Carolina, as the replacement property under a 1031 Like-Kind Exchange.

On June 9, 2017, Griffin closed on the purchase of 215 International for a purchase price of $18,440.  215 International was Griffin’s first property in the Charlotte area. The purchase price was paid in cash at closing using proceeds of $9,711 held in escrow from the 2017 Phoenix Crossing Land Sale (see above) with the balance paid from Griffin’s cash on hand. Griffin incurred approximately $71 of acquisition costs on the purchase of 215 International which are included in general and administrative expenses on Griffin’s fiscal 2017 consolidated statement of operations. 215 International was constructed in 2015 and was 74% leased at the time it was acquired. Subsequent to the closing, one of the tenants in 215 International leased the approximately 73,000 square feet that was vacant at the time the building was acquired. Rental revenue of $722 and operating income of $112 from 215 International are included in Griffin’s fiscal 2017 consolidated statement of operations. Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $18,440 purchase price, $16,789 represented the fair value of the real estate assets and $1,651 represented the fair value of the acquired intangible assets, comprised of the value of in-place leases at the time of acquisition and the tenant relationship intangible assets (see Notes 2 and 9). The intangible assets are included in other assets on Griffin’s consolidated balance sheet. The value of the real estate assets primarily represents the value given to the building and land improvements that are being depreciated over forty years. Other building and tenant improvements are being depreciated over a period of five to eighteen years. The value of the intangible assets is being amortized over five to ten years.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

(a)

Adjustments do not reflect revenue from leasing, subsequent to the date of acquisition, the approximately 73,000 square feet that was vacant at the time 215 International was acquired and interest expense from the financing of 215 International subsequent to the date of the acquisition (see Note 5).

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

Real estate assets held for sale consist of:

	Nov. 30, 2018	Nov. 30, 2017
Land	$1,645	$504
Land improvements	—	354
Development costs	1,007	1,074
	$2,652	$1,932

The increase in real estate assets held for sale in fiscal 2018 reflected $1,435 reclassified from real estate assets for land expected to be sold partially offset by $610 reclassified to real estate assets as a result of a proposed property sale that is no longer expected to take place and a reduction of $105 for property sales that closed.

4. Income Taxes

The income tax provision for fiscal 2018, fiscal 2017 and fiscal 2016 is summarized as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2018	2017	2016
Current federal	$25	$(43)	$50
Current state and local	(102)	(7)	—
Deferred federal	(678)	(2,610)	(580)
Deferred state and local	250	(13)	(205)
Total income tax provision	$(505)	$(2,673)	$(735)

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted and became effective for Griffin on January 1, 2018. The TCJA reduced the U.S. federal corporate statutory income tax rate from 35% to 21%, which results in a blended fiscal 2018 federal corporate statutory rate for Griffin of approximately 22%. The impact of the lower statutory rate resulted in a net charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and deferred tax liabilities that is included in Griffin’s fiscal 2018 income tax provision.

In the fiscal 2018 first quarter, prior to the effective date of the U.S. federal corporate statutory income tax rate reduction, Griffin recorded a deferred tax asset of $879 related to the cumulative effect of stock option exercises upon adoption of ASU No. 2016-09 (see Note 1). Griffin had not previously recognized a current tax benefit in fiscal 2017 or fiscal 2016 from the exercise of employee stock options. In fiscal 2017, Griffin utilized net operating loss carryforwards to offset taxable income and in fiscal 2016, a benefit was not recorded because Griffin did not have taxable income. In each of fiscal 2017 and fiscal 2016, the deferred tax asset related to non‑qualified stock options was reduced by $17, respectively, as a result of exercises and forfeitures of those options.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The income tax provisions in fiscal 2018 and fiscal 2016 are net of the effect of recording charges related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $681 and $1,798, respectively, less federal income tax benefits of $146 and $629, respectively. The income tax provision in fiscal 2017 is net of the effect of recording a benefit related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $238 less federal income tax expense of $87. The establishment of the valuation allowances reflects management’s determination that it is more likely than not that Griffin will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

The income tax provision for fiscal 2016 included a charge of $180 for the effect of a change in Connecticut tax law, effective for Griffin in fiscal 2016, whereby, the usage of state net operating loss carryforwards in future years will be limited to 50% of taxable income. Therefore, in fiscal 2016, Griffin decreased its expected realization of the tax benefit related to its Connecticut state net operating loss carryforwards. The decrease of the realization rate was based on management's projections of taxable income in Connecticut in future years that would generate income taxes in excess of capital based taxes.

Other comprehensive income (loss) includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2018	2017	2016
Fair value adjustment of Griffin's cash flow hedges	$(797)	$(463)	$(399)
Mark to market adjustment on Centaur Media plc	—	23	347
Total income tax expense included in other comprehensive income (loss)	$(797)	$(440)	$(52)

The differences between the income tax provision at the U.S. statutory income tax rate and the actual income tax provision for fiscal 2018, fiscal 2017 and fiscal 2016  are as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2018	2017	2016
Tax benefit (provision) at statutory rate	$255	$(2,555)	$(459)
State and local taxes, including valuation allowance, net of federal tax effect	78	(18)	(205)
Permanent items	(24)	(41)	(35)
Federal rate change under TCJA	(1,001)	—	—
Other	187	(59)	(36)
Total income tax provision	$(505)	$(2,673)	$(735)

The state and local income tax expense, net of federal tax effect, principally reflects a decrease in the realization of the tax benefit related to Connecticut state net operating loss carryforwards and expected Connecticut state other temporary differences for fiscal 2016.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The significant components of Griffin’s deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30,	Nov. 30,
	2018	2017
Deferred tax assets:
Federal net operating loss carryforwards	$3,657	$3,797
Deferred revenue	2,402	3,841
State net operating loss carryforwards	2,236	1,366
Retirement benefit plans	1,416	1,936
Non-qualified stock options	480	970
Cash flow hedges	—	159
Other	220	226
Total deferred tax assets	10,411	12,295
Valuation allowances	(2,190)	(1,363)
Net deferred tax assets	8,221	10,932
Deferred tax liabilities:
Real estate assets	(4,331)	(7,199)
Deferred rent	(1,018)	(1,291)
Cash flow hedges	(674)	—
Other	(642)	(538)
Total deferred tax liabilities	(6,665)	(9,028)
Net total deferred tax assets	$1,556	$1,904

At November 30, 2018, Griffin had federal net operating loss carryforwards of approximately $15,862 with expirations ranging from fourteen to twenty years and state net operating loss carryforwards (net of valuation allowances) of approximately $650 with expirations ranging from eleven to twenty years. Management has determined that a valuation allowance is required for net operating loss carryforwards in Connecticut related to Griffin and Imperial Nurseries, Inc. (“Imperial”) and for certain other states related to Imperial. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a significant amount of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin’s deferred tax assets would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its remaining deferred tax assets.

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

Federal income tax returns for fiscal 2016 and fiscal 2017 are open to examination by the Internal Revenue Service (“IRS”).  An IRS examination of the fiscal 2015 federal tax return was completed in fiscal 2018 and was accepted as filed.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Mortgage and Construction Loans

Griffin's mortgage loans, which are nonrecourse, and its construction loan, are as follows:

	Nov. 30, 2018	Nov. 30, 2017
3.91%, due January 27, 2020 *	$3,345	$3,478
4.72%, due October 3, 2022 *	4,273	4,367
4.39%, due January 2, 2025 *	19,674	20,221
4.17%, due May 1, 2026 *	13,487	13,844
3.79%, November 17, 2026 *	25,402	26,076
4.39%, due August 1, 2027 *	10,284	10,523
3.97%, due September 1, 2027	11,898	12,115
4.57%, due February 1, 2028 *	18,482	—
5.09%, due July 1, 2029	6,172	6,597
5.09%, due July 1, 2029	4,324	4,622
4.33%, due August 1, 2030	16,978	17,308
4.45%, due March 1, 2027 *	—	11,826
Nonrecourse mortgage loans	134,319	130,977
Debt issuance costs	(1,723)	(1,774)
Nonrecourse mortgage loans, net of debt issuance costs	132,596	129,203

4.51% construction loan	12,842	—
Debt issuance costs	(386)	—
Construction loan, net of debt issuance costs	12,456	—

Mortgage and construction loans, net of debt issuance costs	$145,052	$129,203

*	Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

The aggregate annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2019 through 2023 are $4,064,  $7,400,  $4,391,  $8,438 and $4,681, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was $169,105 at November 30, 2018.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease (the “220 Tradeport Lease”) with one tenant for the entire building. Upon completion of 220 Tradeport Drive and commencement of rent payments by the tenant (six months after lease commencement), the State Farm Loan provides that it will convert to a fifteen year nonrecourse permanent mortgage loan, which is expected to take place in fiscal 2019. Under the terms of the State Farm Loan, the interest rate on the loan is 4.51% during both the construction phase and for the term of the permanent mortgage. Monthly principal payments, which begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased to $14,288 if certain additional improvements are made to 220 Tradeport Drive.

The 220 Tradeport Lease, which commenced on September 5, 2018, has a term of twelve and a half years with the tenant having several five year renewal options. Provided the tenant meets certain conditions, the tenant has an option (the “Expansion Option”) to cause Griffin to construct an approximately 54,000 square foot addition to 220 Tradeport Drive. If the tenant exercises the Expansion Option, the term of the 220 Tradeport Lease for 220 Tradeport Drive would be extended for at least ten years upon the tenant occupying the additional space.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

On September 22, 2017, two wholly-owned subsidiaries of Griffin entered into the Fourth Modification Agreement (the “Modification Agreement”) to the mortgage loan previously due on October 2, 2017 with Webster Bank (the “Webster Mortgage”). At the time Griffin entered into the Fourth Modification, the Webster Mortgage had a principal balance of $5,876 and a variable interest rate of the one month LIBOR rate plus 2.75%. Griffin had previously entered into an interest rate swap agreement to effectively fix the interest rate of the Webster Mortgage at 3.86%. The Modification Agreement reduced the principal amount of the loan to $4,375 and extended the maturity of the Webster Mortgage to October 3, 2022 with monthly principal payments based on a twenty-five year amortization schedule. Griffin made a payment of $1,501 against the principal balance utilizing $501 that had been held in escrow with Webster Bank and $1,000 from its cash on hand. The Fourth Modification maintained the interest rate on the Webster Mortgage at the one month LIBOR rate plus 2.75%. At the time Griffin completed the Fourth Modification, Griffin entered into an interest rate swap agreement to effectively fix the Webster Mortgage at a new rate of 4.72%. The Webster Mortgage is collateralized by Griffin’s two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the Webster Mortgage.

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

On July 14, 2017, a subsidiary of Griffin closed on a $10,600 nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of $10,120 at the time of refinancing and a variable interest rate of the one month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of that loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to the closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it is schedule to expire in 2025. The 2017 Berkshire Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2017 Berkshire Mortgage is a variable rate consisting of the one month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire Bank that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term.

Griffin paid $341 in connection with the termination of the 2009 Berkshire Swap. Amounts remaining in accumulated other comprehensive income and deferred tax assets of $218 and $123, respectively, at the time of the termination are being amortized over the original term of that interest rate swap agreement. Accordingly, Griffin recorded interest expense $211 and $98 in fiscal 2018 and fiscal 2017, respectively, related to the termination of the 2009 Berkshire Swap. Griffin expects to record interest expense of approximately $32 in fiscal 2019 related to the 2009 Berkshire Swap.

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage loan (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of $11,781 at the time of the refinancing. The 2017 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings, aggregating approximately 275,000 square feet that collateralized the 2017 Peoples Mortgage. In addition, 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017, was added to the collateral for the 2018 People’s Mortgage. At the closing of the 2018 People’s Mortgage, Griffin received

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

additional mortgage proceeds of $7,000, (before transaction costs), net of the $11,781 used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a variable rate consisting of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin also entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2019. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

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

As of November 30, 2018, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2018 and none is anticipated over the term of the agreements. Amounts in accumulated other comprehensive income (loss) will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2018, fiscal 2017 and fiscal 2016, Griffin recognized net gains before taxes, included in other comprehensive income, of $3,302,  $949 and $1,081, respectively, on its interest rate swap agreements.

As of November 30, 2018,  $363 is expected to be reclassified over the next twelve months from AOCI to interest expense. As of November 30, 2018, the net fair value of Griffin’s interest rate swap agreements was $3,101, with $3,157 included in other assets and $56 included in other liabilities on Griffin’s consolidated balance sheet. As of November 30, 2017, the fair value of Griffin’s interest rate swap agreements was a liability of $201, with $644 included in other assets and $845 included in other liabilities on Griffin’s consolidated balance sheet.

6. Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank that was scheduled to expire on July 31, 2018. In the 2018 third quarter, Griffin and Webster Bank completed a Second Mortgage Modification Agreement that extended the Webster Credit Line through July 31, 2019. Interest on borrowings under the Webster Credit Line remains at the one month LIBOR rate plus 2.75%.  The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center. The aggregate book value of land and buildings that are collateral for the Webster Credit Line was $10,798 at November 30, 2018. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013.  As of November 30, 2018, the Webster Credit Line secured certain standby letters of credit aggregating $1,068 that are related to Griffin's development activities.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

7. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Net (loss) income	$(1,653)	$4,627	$576

Weighted average shares outstanding for computation of basic per share results	5,023,000	5,010,000	5,117,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	28,000	6,000
Adjusted weighted average shares for computation of diluted per share results	5,023,000	5,038,000	5,123,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for fiscal 2018 would have been 57,000 shares.

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

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non‑qualified stock options issued at an exercise price not less than fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin’s stock options is solely based upon service requirements and does not contain market or performance conditions.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non‑employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non‑employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2018 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors and employees:

	For the Fiscal Years Ended
	Nov. 30, 2018		Nov. 30, 2017		Nov. 30, 2016
		Fair Value per		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,195	$14.41	6,570	$13.49	8,409	$11.30
Employees	-	$-	5,000	$11.13	101,450	$7.51 - 11.65
	5,195		11,570		109,859

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Expected volatility	30.5%	32.7 to 39.6%	32.9 to 41.1%
Risk free interest rates	3.0%	2.1 to 2.2%	1.2 to 1.5%
Expected option term (in years)	8.5	7.5 to 8.5	5 to 8.5
Annual dividend yield	1.1%	0.8 to 0.9%	0.9%

Number of option holders at November 30, 2018	27

Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Compensation expense	$350	$349	$267

Related tax benefit	$53	$86	$62

For all years presented, the forfeiture rate used for directors was 0%,  the forfeiture rate used for executives was 17.9% and the forfeiture rate used for employees was 38.3%.  The rates utilized were based on the historical activity of the grantees.

As of November 30, 2018, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2019	$265
Fiscal 2020	$125
Fiscal 2021	$32

The total grant date fair value of options vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $69,  $55 and $457, respectively. The intrinsic value of options exercised in fiscal 2018 was $765. There were no options exercised in fiscal 2017 and fiscal 2016.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at November 30, 2015	225,727	$30.47
Granted	109,859	$26.83
Forfeited	(11,040)	$30.73
Outstanding at November 30, 2016	324,546	$29.23
Granted	11,570	$30.59
Forfeited	(2,354)	$36.82
Outstanding at November 30, 2017	333,762	$29.22
Granted	5,195	$38.48
Exercised	(94,677)	$31.18
Forfeited	(20,279)	$33.78
Outstanding at November 30, 2018	224,001	$28.20

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	November 30, 2018	Exercise Price	(in years)	Value
$23.00 - $28.00	115,137	$26.76	7.2	$1,001
$28.00 - $32.00	100,050	$29.14	3.3	631
$32.00 - $39.00	8,814	$36.29	6.4	8
	224,001	$28.20	5.4	$1,640

Accumulated Other Comprehensive Income (Loss)

As of November 30, 2017, Griffin no longer held any shares of Centaur Media as Griffin sold its remaining 1,952,462 shares of Centaur Media in fiscal 2017 (see Note 9). Upon the sale of shares in Centaur Media, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares was reclassified from accumulated other comprehensive income (loss) and included in Griffin’s consolidated statement of operations. In fiscal 2017,  $172 was reclassified from accumulated other comprehensive loss as a result of the sale of the 1,952,462 shares of Centaur Media common stock. There were no sales of Centaur Media common stock in fiscal 2016.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accumulated other comprehensive income (loss) for fiscal 2018, fiscal 2017 and fiscal 2016, is comprised of the following:

	Unrealized Gain	Unrealized Gain
	(Loss) on Cash	(Loss) on Investment
	Flow Hedges	in Centaur Media	Total
Balance at November 30, 2015	$(1,744)	$659	$(1,085)
Other comprehensive loss before reclassifications	(174)	(646)	(820)
Amounts reclassified	856	—	856
Net activity for other comprehensive loss	682	(646)	36
Balance at November 30, 2016	(1,062)	13	(1,049)
Other comprehensive (loss) income before reclassifications	(45)	159	114
Amounts reclassified	823	(172)	651
Net activity for other comprehensive income	778	(13)	765
Balance at November 30, 2017	(284)	—	(284)
Other comprehensive income before reclassifications	2,242	—	2,242
Amounts reclassified	473	—	473
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	(36)	—	(36)
Net activity for other comprehensive income	2,679	—	2,679
Balance at November 30, 2018	$2,395	$—	$2,395

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended
	November 30, 2018			November 30, 2017			November 30, 2016
		Tax			Tax			Tax
		(Expense)			(Expense)			(Expense)
	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$636	$(163)	$473	$1,299	$(476)	$823	$1,358	$(502)	$856
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	(281)	109	(172)	—	—	—
Total reclassifications included in net income	636	(163)	473	1,018	(367)	651	1,358	(502)	856
Increase (decrease) in fair value adjustment on Griffin's cash flow hedges	2,876	(634)	2,242	(58)	13	(45)	(277)	103	(174)
Mark to market adjustment on Centaur Media for an increase (decrease) in fair value	—	—	—	220	(77)	143	(763)	267	(496)
Mark to market adjustment on Centaur Media for an increase (decrease) in the foreign currency exchange rate	—	—	—	25	(9)	16	(230)	80	(150)
Total change in other comprehensive income (loss)	2,876	(634)	2,242	187	(73)	114	(1,270)	450	(820)
Total other comprehensive income (loss)	$3,512	$(797)	$2,715	$1,205	$(440)	$765	$88	$(52)	$36

Cash Dividends

In fiscal 2018, fiscal 2017 and fiscal 2016, Griffin declared annual cash dividends of $0.45,  $0.40 and $0.30 per common share, respectively, which were paid in the first quarters of fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

8. Operating Leases

Griffin's rental revenue reflects the leasing of industrial, flex and office space and the lease of the nursery growing facility in Connecticut previously used by Imperial. Future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable leases as of November 30, 2018 were:

2019	$31,641
2020	30,448
2021	23,656
2022	16,542
2023	13,207
Later years	35,273
$150,767

All future minimum rental payments, principally for Griffin’s corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2018 were:

2019	$128
2020	124
2021	124
2022	124
2023	124
Later years	361
$985

Total rental expense for all operating leases, as lessee, in fiscal 2018, fiscal 2017 and fiscal 2016 was $149,  $156 and $194, respectively.

Effective October 1, 2016, Griffin entered into a ten year sublease for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin. The sublease with Bloomingdale Properties was approved by Griffin’s Audit Committee and the lease rates under the sublease were at market rate at the time the sublease was signed. Rental expense for this lease in fiscal 2018, fiscal 2017 and fiscal 2016 was $124,  $124 and $10,  respectively, which is included in general and administrative expenses.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

9. Supplemental Financial Statement Information

Investments - Held-to-Maturity Securities

As of November 30, 2018, Griffin held $17,000 of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated balance sheet. The repurchase agreements are with Webster Bank and are collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. As of November 30, 2018, Griffin’s repurchase agreements had a weighted average maturity of less than 90 days with no maturities longer than six months.

Investments - Available-for-Sale Securities

In fiscal 2017, Griffin sold its remaining 1,952,462 shares of common stock of Centaur Media for cash proceeds of $1,216, after transaction costs, which resulted in a pretax gain of $275. Accordingly, Griffin no longer owned any shares of common stock in Centaur Media as of November 30, 2017. Griffin did not sell any of its Centaur Media common stock in fiscal 2016.

Griffin’s investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320-10. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in accumulated other comprehensive income (see Note 7). Griffin's investment income includes dividend income from Centaur Media of $38 and $79 in fiscal 2017 and fiscal 2016, respectively.

Other Assets

Griffin's other assets are comprised of the following:

	Nov. 30, 2018	Nov. 30, 2017
Deferred rent receivable	$5,602	$5,351
Deferred leasing costs, net	4,355	5,113
Interest rate swap assets	3,157	644
Prepaid expenses	2,780	2,774
Intangible assets, net	1,399	1,695
Deposits	1,072	713
Mortgage escrows	452	448
Lease receivables from tenants	407	1,097
Registration statement costs	281	—
Furniture, fixtures and equipment, net	245	251
Deferred financing costs related to the Webster Credit Line	33	47
Sale proceeds held in escrow	—	91
Other	265	169
Total other assets	$20,048	$18,393

Griffin’s intangible assets relate to the fiscal 2017 acquisition of an industrial building (see Note 3) and the fiscal 2010 acquisition of an industrial building and consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Intangible assets are shown net of amortization of $1,271 and $975 as of November 30, 2018 and November 30, 2017, respectively.

Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended
	Nov. 30, 2018	Nov. 30, 2017	Nov. 30, 2016
Amortization expense	$296	$203	$58

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2019	$296
2020	296
2021	296
2022	137
2023	92

Deferred leasing costs, net reflected accumulated amortization of $5,719 and $5,109 as of November 30, 2018 and November 30, 2017, respectively. Amortization expense related to deferred leasing costs in fiscal 2018, fiscal 2017 and fiscal 2016 was $1,159, $946 and $881, respectively. Furniture, fixtures and equipment, net reflected accumulated depreciation of $920 and $902 as of November 30, 2018 and November 30, 2017, respectively. Total depreciation expense related to furniture, fixtures and equipment in fiscal 2018, fiscal 2017 and fiscal 2016 was $96,  $84 and $90, respectively.

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Nov. 30, 2018	Nov. 30, 2017
Accrued salaries, wages and other compensation	$931	$1,154
Accrued construction costs and retainage	832	1,894
Accrued interest payable	555	482
Trade payables	380	432
Accrued lease commissions	136	393
Other	499	636
Total accounts payable and accrued liabilities	$3,333	$4,991

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Nov. 30, 2018	Nov. 30, 2017
Deferred compensation plan	$5,145	$5,005
Prepaid rent from tenants	1,134	1,041
Security deposits of tenants	533	583
Land sale deposits	260	195
Conditional asset retirement obligations	171	204
Interest rate swap liabilities	56	845
Other	79	99
Total other liabilities	$7,378	$7,972

Supplemental Cash Flow Information

In fiscal 2018, Griffin received 30,039 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $1,189 and did not affect Griffin’s cash.

In fiscal 2017, Griffin received $3,535 of cash, after transaction costs, from the fiscal 2016 sale of approximately 29 acres of undeveloped land in Griffin Center (the “2016 Griffin Center Land Sale”). The proceeds from the 2016 Griffin Center Land Sale were deposited into escrow at the time the sale closed for the potential purchase of a replacement property in a 1031 Like-Kind Exchange. As a replacement property was not acquired in the time period required under the applicable tax code, the sale proceeds were returned to Griffin (see Note 3).

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

An increase of $245 in fiscal 2017 (prior to the sale of the remaining shares) and a decrease of $993 in fiscal 2016 in the fair value of Griffin’s Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin’s cash. Accounts payable and accrued liabilities related to additions to real estate assets decreased by $1,062 in fiscal 2018 and increased by $642 in fiscal 2017.

Griffin did not receive any income tax refunds in fiscal 2018, fiscal 2017 or fiscal 2016. Interest payments in fiscal 2018, fiscal 2017 and fiscal 2016 were $6,041,  $5,368 and $4,507, respectively, including capitalized interest of $352,  $103 and $274 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Savings Plan

Griffin maintains the Griffin Industrial Realty, Inc. 401(k) Savings Plan (the “Griffin Savings Plan”) for its employees, a defined contribution plan whereby Griffin matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. Griffin’s contributions to the Griffin Savings Plan in fiscal 2018, fiscal 2017 and fiscal 2016 were $65,  $65 and $64, respectively.

Deferred Compensation Plan

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to IRC regulations, cannot take full advantage of the Griffin Savings Plan. Griffin’s liability under its Deferred Compensation Plan at November 30, 2018 and 2017 was $5,145 and $5,005, respectively. These amounts are included in other liabilities on Griffin’s consolidated balance sheets. The expense for Griffin’s matching benefit to the Deferred Compensation Plan in fiscal 2018, fiscal 2017 and fiscal 2016 was $12,  $11 and $7, respectively.

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

10. Commitments and Contingencies

As of November 30, 2018, Griffin had committed purchase obligations of approximately $14,997, principally related to the construction of two industrial/warehouse buildings aggregating approximately 283,000 square feet in Concord, North Carolina (see Note 3) and the development of other Griffin properties.

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4,700 in cash. On December 5, 2018, Griffin entered into an agreement for the purchase of approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) that is adjacent to the Mecklenburg Land for approximately $900 in cash. If acquired, the Additional Mecklenburg Land would be combined with the Mecklenburg Land, enabling Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only. Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The amount of industrial/warehouse space to be developed on the Mecklenburg Land and, if also acquired, the Additional Mecklenburg Land, will be based upon findings during the approvals process. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

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

On January 25, 2016, Griffin entered into an Option Purchase Agreement (the “Simsbury Option Agreement”), subsequently amended on January 22, 2019. Under the terms of the Simsbury Option Agreement, as amended, Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7,700. Through November 30, 2018, the buyer paid $260 of option fees to extend its option period through January 25, 2019. In fiscal 2018, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent litigation challenging that approval was settled thereby allowing the buyer to use the land to be purchased as planned. On January 24, 2019, the buyer exercised its option to purchase the land under the Simsbury Option Agreement. As per the terms of the Simsbury Option Agreement, as amended, closing on the land sale contemplated by the Simsbury Option Agreement, as amended, is required to take place within 90 days from the date the buyer exercised its option to purchase the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement, as amended, will be completed under its current terms, or at all.

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

11. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after November 30, 2018, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2018, other than the disclosures herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Griffin Industrial Realty, Inc.

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Griffin Industrial Realty, Inc. and its subsidiaries (the Company) as of November 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended November  30, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2018 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 12, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

New Haven, Connecticut

February 12, 2019

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting:  There have been no changes in Griffin Industrial Realty, Inc.’s (“Griffin” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2018, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2018, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018, as stated in their attestation report appearing below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Griffin Industrial Realty, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Griffin Industrial Realty, Inc. and subsidiaries' (the Company) internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 12, 2019 expressed an unqualified opinion.

 Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

 Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New Haven, Connecticut

February 12, 2019

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	78	Executive Chairman of the Board of Directors
Michael S. Gamzon	49	Director and President and Chief Executive Officer
David R. Bechtel	51	Director
Edgar M. Cullman, Jr.	72	Director
Thomas C. Israel	74	Director
Jonathan P. May	52	Director
Albert H. Small, Jr.	62	Director
Scott Bosco	52	Vice President of Construction, Griffin Industrial, LLC
Anthony J. Galici	61	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	56	Senior Vice President, Griffin Industrial, LLC

Griffin’s directors are each elected for a term of one year.

Frederick M. Danziger has been the Chairman of the Board of Directors of Griffin since May 2012 and has served in the Executive Chairman capacity since January 2016. Mr. Danziger was the Chief Executive Officer of Griffin from April 1997 to January 2016; was a Director and the President of Griffin from April 1997 to May 2012; and was a Director of Culbro Corporation (“Culbro’) from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins LLP from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father‑in‑law of Michael S. Gamzon and the brother-in-law of Mr. Edgar M. Cullman, Jr. We believe that Mr. Danziger’s background as a lawyer and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

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

Jonathan P. May has been a Director of Griffin since September 2012. Mr. May is the founder and has been the co-managing partner of Floresta Ventures, LLC since March 2016, the Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company), a private company that is a leading provider of carbon reduction programs for corporations, since September 2015, and the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 to September 2015. Mr. May was the founder and managing Director of Catalytic Capital, LLC from 2004 to 2008. Mr. May has significant general business experience, finance experience, and expertise as an executive.

Albert H. Small, Jr. has been a Director of Griffin since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid‑Atlantic Division from March 2005 through March 2008. Since March 2008, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. also is a Director of United Bankshares, Inc. Mr. Small, Jr. has significant experience in real estate development and management that gives him unique insights into Griffin’s challenges, opportunities and operations.

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

Audit Committee

Griffin’s Audit Committee consists of David R. Bechtel, Thomas C. Israel and Jonathan P. May with Mr. Israel serving as Chairman. The Audit Committee meets the Nasdaq composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of Nasdaq and the rules of the SEC regarding audit committee membership. In addition, Mr. Israel qualifies as a financially sophisticated Audit Committee member under the Nasdaq rules based on his employment experience in finance. None of the members of the Audit Committee is considered a financial expert as defined by Item 407(d)(5) of Regulation S‑K of the Securities and Exchange Act of 1934 (an “audit committee financial expert”). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin’s accounting and financial reporting processes and the audits of Griffin’s financial statements in accordance with generally accepted accounting principles and Nasdaq rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner in a public accounting firm who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies as a consultant to assist the Audit Committee to fulfill its responsibilities.

The Audit Committee believes that this type of engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert.

The Audit Committee approves all auditing and non‑auditing services, reviews audit reports and the scope of audit by Griffin’s independent registered public accountants and related matters pertaining to the preparation and examination of Griffin’s financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held five meetings in fiscal 2018.

Board of Directors’ Role in Oversight of Risk

Management is responsible for Griffin’s day‑to‑day risk management activities, and the Board’s role is to engage in informed risk oversight. In fulfilling this oversight role, Griffin’s Board of Directors focuses on understanding the nature of Griffin’s enterprise risks, including operations, strategic direction and cybersecurity, as well as the adequacy of Griffin’s overall risk management system. There are a number of ways the Board performs this function, including the following:

•

at its regularly scheduled meetings, the Board receives management updates on Griffin’s business operations, financial results and strategy, and discusses risks related to its business including cybersecurity threats and how those threats are managed;

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

Nominating Committee

Griffin’s Nominating Committee consists of David R. Bechtel, Thomas C. Israel, Jonathan P. May and Albert H. Small, Jr. with Mr. May serving as Chairman. All four members of the Nominating Committee are independent directors. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from stockholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of Griffin in accordance with the procedures in Griffin’s Amended and Restated By‑Laws for stockholder nominations of directors to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee operates under a written charter adopted by the Board of Directors in 2014, which is publicly available in the “Corporate Governance” section of the “Investors” section of Griffin’s website located at www.griffinindustrial.com. The Nominating Committee held one meeting in fiscal 2018.

Board Diversity; Selection and Evaluation of Director Candidates

The Board seeks to ensure that a majority of its members are independent within the Nasdaq listing standards. In 2018, the Nominating Committee revised its statement on the Selection and Evaluation of Director Candidates to reflect the Board’s value of diversity, including profession, geography, gender, ethnicity, skills and experience.   The Nominating Committee agreed that when it evaluates the desired skills and characteristics of prospective Board members, it will include diversity, in its broadest sense, within the context of the composition of the Board as a whole. The Nominating Committee shall select prospective Board members with personal and professional integrity, who have demonstrated appropriate ability and judgment and who the Nominating Committee believes will be effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of Griffin and its stockholders. In addition, directors must be committed to devoting the time and effort necessary to be responsible and productive members of the Board.

Board Leadership Structure

The Board believes that there is no single, generally accepted approach to providing Board leadership, and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company at any given time. Accordingly, the optimal board leadership structure for Griffin may vary as circumstances change. Griffin’s Board was led by a Non‑Executive Chairman through 2011, as separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman of the Board was not an employee. In May 2012, the Board appointed Mr. Frederick M. Danziger as Chairman of the Board. Mr. Danziger had been Chief Executive Officer since 1997. In making that appointment, the Board concluded that Griffin and its stockholders were best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer. The Board believed that Mr. Danziger’s combined role as Chairman of the Board and Chief Executive Officer promoted unified leadership and a single, clear focus and direction for management to execute Griffin’s strategy and business plans. Since January 1, 2016, the positions of Chairman of the Board and Chief Executive Officer have been held by separate individuals, Mr. Frederick M. Danziger and Mr. Michael S. Gamzon, respectively. The Board determined that Mr. Danziger should continue to serve as Executive Chairman to continue to provide Board leadership continuity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Griffin’s officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its involvement in the preparation of certain such forms, and a review of copies of other such forms received by it, Griffin believes that with respect to fiscal 2018, all such Section 16(a) filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for Griffin’s executive officers who are named in the “Summary Compensation Table” below.  As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Griffin is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Griffin’s named executive officers (the “Named Executive Officers”) for the fiscal year ended November 30, 2018 were as follows:

Frederick M. Danziger	Executive Chairman of the Board (“Executive Chairman”) of Griffin
Michael S. Gamzon	Director, President and Chief Executive Officer (“CEO”) of Griffin
Thomas M. Lescalleet	Senior Vice President, Griffin Industrial, LLC

Summary Compensation Table

The following table presents information regarding compensation of each of Griffin’s Named Executive Officers for services rendered during fiscal years 2018, 2017 and 2016:

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards (1)	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Frederick M. Danziger	2018	$350,000	$—	$—	$54,227	$151	(2)	$404,378
Executive Chairman	2017	$350,000	$—	$—	$77,600	$137		$427,737
of Griffin	2016	$369,308	$—	$—	$58,207	$2,893		$430,408

Michael S. Gamzon	2018	$519,038	$—	$—	$118,580	$15,785	(3)	$653,403
President and Chief	2017	$509,039	$—	$—	$174,863	$15,437		$699,339
Executive Officer of Griffin	2016	$485,760	$—	$640,750	$116,413	$13,781		$1,256,704

Thomas M. Lescalleet	2018	$268,974	$—	$—	$147,225	$11,622	(4)	$427,821
Senior Vice President,	2017	$263,700	$—	$—	$217,136	$11,440		$492,276
Griffin Industrial, LLC	2016	$258,530	$—	$135,375	$133,175	$12,213		$539,293

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

(2)	Represents life insurance premium.
(3)	Represents life insurance premium of $252, matching contributions related to the Griffin 401(k) Savings Plan of $7,297 and matching contributions related to the Deferred Compensation Plan of $8,236.
(4)	Represents life insurance premium of $252, matching contributions related to the Griffin 401(k) Savings Plan of $8,070 and a medical insurance allowance of $3,300.

Outstanding Equity Awards at Fiscal Year‑End

The following table presents information with respect to each unexercised stock option held by Griffin’s Named Executive Officers as of November 30, 2018. There are no restricted stock awards.

	Option Awards (1)
					Value of	Value of
	Number of	Number of			Unexercised	Unexercised
	Securities	Securities			In-the-Money	In-the-Money
	Underlying	Underlying			Options at	Options at
	Unexercised	Unexercised	Option		Fiscal Year	Fiscal Year
	Options	Options	Exercise	Option	End (2)	End (2)
	(#)	(#)	Price	Expiration	($)	($)
Name	Exercisable	Unexercisable	($)	Date	Exercisable	Unexercisable
Frederick M. Danziger	25,000	—	$28.77	1/19/2021	$167,000	$—

Michael S. Gamzon	25,000	—	$28.77	1/19/2021	$167,000	$—
	—	55,000	$26.89	5/13/2026	$—	$470,800
	25,000	55,000			$167,000	$470,800

Thomas M. Lescalleet	—	12,500	$26.89	5/13/2026	$—	$107,000

(1)	Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant (which is ten years prior to the applicable option expiration date).
(2)

The amounts presented in these columns have been calculated based upon the difference between the fair market value of $35.45 per share (the closing price of Griffin’s common stock on November 30, 2018) and the exercise price of each stock option.

Narrative to Summary Compensation Table and Additional Narrative Disclosure

As of November 30, 2018, Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers that was expected to obligate Griffin to provide for material compensation or benefits, including any payments at, following, or in connection with a termination of employment, change in control or change in the Named Executive Officer’s responsibilities.  The narrative below describes the material elements of compensation disclosed in the Summary Compensation Table above.

Base Salary

Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. The annual base salaries of the Executive Chairman and the CEO were determined by the Compensation Committee. The annual base salary of Mr. Lescalleet was determined by the Executive Chairman and the CEO and approved by the Compensation Committee.

Annual Incentive Compensation Program

Each of the Named Executive Officers participated in the Griffin Industrial Realty, Inc. Incentive Compensation Plan for fiscal year 2018 (the “Griffin Incentive Plan”), Under the Griffin Incentive Plan, incentive compensation was awarded based on the achievement of certain specific performance measures in one or more of the following six categories: (i) Adjusted Funds from Operations; (ii) Property Sales; (iii) Build-to-Suit Projects; (iv) Buildings Built on Speculation; (v) Leasing; and (vi) Acquisitions. Each Named Executive Officer is entitled to a specific percentage of each incentive compensation pool under the Griffin Incentive Plan based upon his responsibilities as determined by senior management and approved by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust incentive compensation awards to Griffin’s employees. The Compensation Committee did not utilize such discretion to adjust any incentive compensation awards (or grant any discretionary bonus amounts) to Griffin’s Named Executive Officers for fiscal 2018.

The maximum compensation amounts and amounts accrued under the Griffin Incentive Plan with respect to each objective for fiscal 2018, based on the level of achievement of each incentive plan component, is shown in the following table. The amounts in the table below reflect performance against each incentive plan component.

	Maximum Aggregate	Amount Earned
	Amount of Incentive	Based on Actual Level
Incentive Plan Component	Plan Component	of Achievement
Adjusted Funds from Operations	$562,500	$508,583
Property Sales	250,000	44,909
Build-to-Suit Projects	250,000	150,000
Buildings Built on Speculation	250,000	—
Leasing	180,000	126,313
Acquisitions	200,000	—
	$1,692,500	$829,805

The aggregate amount of $829,805 earned under the Griffin Incentive Plan is not expected to be fully allocated and paid to Griffin employees for fiscal 2018. Incentive compensation for fiscal 2018 of approximately $760,000 is expected to be paid to Griffin employees under such plan, with $320,032 of such amount paid to Named Executive Officers. Such payments to the Named Executive Officers will be based on the specific percentages of each incentive compensation pool as per the Griffin Incentive Plan.

Equity Compensation

No stock options were awarded to any of the Named Executive Officers or to any employee of Griffin in fiscal 2018. The currently outstanding stock options held by the Named Executive Officers Stock vest in equal installments on the third, fourth and fifth anniversaries from the date of grant, subject to acceleration of vesting as set forth below.

While Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers, pursuant to the 2009 Stock Option Plan, if option grants are assumed by a successor corporation (or a parent or subsidiary thereof) in connection with a change in control, the vesting of such grants will be accelerated upon termination of a Named Executive Officer’s employment upon or within twelve months following such change in control. As of November 30, 2018, the closing market price of $35.45 per share of Griffin common stock exceeded the exercise price for all of the outstanding options held by Named Executive Officers and the aggregate value of all unvested options held by the Named Executive Officers (based on the excess of the November 30, 2018 closing price of Griffin’s common stock over the exercise price) was $577,800. The individual awards for each Named Executive Officer and the values thereof are set forth in the table in the Outstanding Equity Awards at Fiscal Year-End section above.

Deferred Compensation

Griffin maintains a Deferred Compensation Plan for certain of its employees, including the Named Executive Officers, who, due to Internal Revenue Service regulations, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee’s salary may be deferred under the Deferred Compensation Plan. The investment options in the Deferred Compensation Plan currently mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s assets. Performance results of an employee’s balance in the Deferred Compensation Plan are based on the returns of the mutual funds and one common collective trust fund that may be selected by the employee as if the amounts deferred were invested in the selected mutual funds and the common collective trust fund. Distributions from the Deferred Compensation Plan generally may occur at termination of employment, change in control and/or at the time of qualifying hardship events. Participants of Griffin’s Deferred Compensation Plan may elect to have their balances paid out in a lump sum or annual installments upon termination of employment or a change in control of Griffin. Griffin’s contributions to the Deferred Compensation Plan for Mr. Gamzon in an amount equal to $8,236 is included in the “All Other Compensation” column of the Summary Compensation Table. Messrs. Danziger and Lescalleet did not contribute to the Deferred Compensation Plan in fiscal

2018. No earnings from the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table.

Director Compensation

The following table represents information regarding the compensation paid during fiscal 2018 to members of Griffin’s Board of Directors who are not also employees (the “Non‑Employee Directors”). The compensation paid to Messrs. Frederick M. Danziger and Michael S. Gamzon is presented above in the Summary Compensation Table and the related narrative disclosure. Messrs. Frederick M. Danziger and Michael S. Gamzon did not receive compensation related to their activities as members of the Board of Directors.

	Fees
	Earned or	Option
	Paid in Cash	Awards		Total
Name	($)	($)		($)
David R. Bechtel	$52,500	$14,972	(1)	$67,472
Edgar M. Cullman, Jr.	$39,000	$14,972	(1)	$53,972
Thomas C. Israel	$64,500	$14,972	(1)	$79,472
Jonathan P. May	$62,000	$14,972	(1)	$76,972
Albert H. Small, Jr.	$54,500	$14,972	(1)	$69,472

(1)

The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2018. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 7 of the Notes to Consolidated Financial Statements.

The following table represents the number of outstanding and unexercised stock option awards held by each of the Non‑Employee Directors as of November 30, 2018:

Number of Shares
Subject to
Outstanding Options
Director	as of 11/30/18
David R. Bechtel	4,646
Edgar M. Cullman, Jr.	5,794
Thomas C. Israel	13,855
Jonathan P. May	9,800
Albert H. Small, Jr.	9,679

Members of the Board of Directors who are not employees of Griffin receive $30,000 per year, $1,500 for each board meeting they attend and $1,000 for each committee meeting they attend. A non‑employee Chairman of the Board of Directors receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen, each receive $5,000 per year for their service on those Committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on that Committee. Annual fees are paid in quarterly installments. Upon the initial election of a Non‑Employee Director to the Board of Directors, the Non‑Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non‑Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. Stock options granted to Non-Employee Directors upon their initial election to the Board vest immediately upon issuance. The 2009 Stock Option Plan also provides that Non‑Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non‑Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. Stock options granted to Non-Employee Directors upon their re-election to the Board of Directors vest on the second anniversary of the date of grant. In 2018, Griffin granted each of the Non-Employee Directors an option exercisable for 1,039 shares of common stock upon their reelection to the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists the number of shares and options to purchase shares of common stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director; (iii) the Named Executive Officers (as defined in Item 11); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2019.

	Shares
	Beneficially	Percent
Name and Address (1)	Owned (2)	of Total
Cullman and Ernst Group (3)	2,336,662	45.6
Edgar M. Cullman, Jr. (3)	878,248	17.3
Frederick M. Danziger (3)	294,884	5.8
Michael S. Gamzon (3)	113,656	2.2
David R. Bechtel	3,387	*
4 Brookside Park
Greenwich, CT 06831
Thomas C. Israel	36,898	*
Ingleside Investors
12 East 49th Street
New York, NY 10017
Jonathan P. May	7,447	*
116 East 95th Street
New York, NY 10128
Albert H. Small, Jr.	11,502	*
7311 Arrowood Road
Bethesda, MD 20817
Anthony J. Galici	34,860	*
Griffin Industrial Realty, Inc.
204 West Newberry Road
Bloomfield, CT 06002
Thomas M. Lescalleet	—	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Scott Bosco	5,000	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Gabelli Funds, LLC et al (4)	1,636,522	32.3
Gabelli Funds, LLC
One Corporate Center
Rye, NY 10580
All directors and executive officers collectively, consisting of 10 persons (5)	1,385,882	26.8

*     Less than 1%

(1)	Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.
(2)

This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the “Commission” or “SEC”). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the 2009 Stock Option Plan, as amended, that are exercisable within 60 days of January 31, 2019 as follows:

Options Exercisable
Within 60 Days of
Name	January 31, 2019
Edgar M. Cullman, Jr.	3,441
Frederick M. Danziger	25,000
Michael S. Gamzon	25,000
David R. Bechtel	2,293
Thomas C. Israel	11,502
Jonathan P. May	7,447
Albert H. Small, Jr.	5,577
Anthony J. Galici	12,500
Thomas M. Lescalleet	—
Scott Bosco	5,000

(3)

Based on Schedule 13D/A filed with the Commission on April 27, 2017 on behalf of the Cullman and Ernst Group and Griffin’s records. Included in the shares held by the Cullman and Ernst Group are the following:

		Shares with	Shares with
	Shares	Sole Voting and	Shared Voting
	Beneficially	Dispositive	and Dispositive
Name	Owned	Power	Power
Cullman Jr., Edgar M.	878,248	53,049	825,199
Cullman, Susan R.	785,121	42,760	742,361
Danziger, Lucy C.	584,103	85,286	498,817
Danziger, David M.	468,372	59,402	408,970
Gamzon, Rebecca D.	386,996	10,550	376,446
Ernst, John L.	380,955	7,349	373,606
Sicher, Carolyn B.	344,029	21,422	322,607
Cullman, Georgina D.	340,149	9,550	330,599
Cullman, Elissa F.	325,449	14,850	310,599
Cullman, Samuel B.	324,193	13,594	310,599
Cullman III, Edgar M.	321,858	11,259	310,599
Danziger, Frederick M.	294,884	90,129	204,755
B Bros. Realty LLC (a)	233,792	233,792	—
Kirby, John J.	152,223	4,730	147,493
Fabrici, Carolyn S.	116,037	—	116,037
Gamzon, Michael S.	113,656	63,656	50,000
Ernst, Alexandra	94,428	1,748	92,680
Danziger, Sheena S.	50,000	—	50,000
Kerns, Jessica P.	45,134	1,250	43,884
Estate of Louise B. Cullman (b)	39,548	39,548	—
Ernst, Margot P.	21,777	—	21,777
Ernst, Matthew L.	5,176	1,650	3,526

(a)	Susan R. Cullman and John Ernst are managing members.
(b)	Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

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

(4)

Griffin has received a copy of Schedule 13D/A and Schedule 13G/A as filed with the Commission by Gabelli Funds, LLC et al, reporting ownership of these shares as of July 10, 2018 and December 31, 2018, respectively. As reported in said Schedule 13D/A and Schedule 13G/A, Gabelli Funds, LLC reports sole dispositive power with respect to 571,201 shares, GAMCO Asset Management Inc. (“GAMCO”) reports sole voting power with respect to 756,621 of these shares and sole dispositive power with respect to 810,321 of these shares and Teton Advisors, Inc. (“Teton Advisors”) reports sole voting and dispositive power with respect to 255,000 of these shares. The securities have been acquired by GGCP, Inc. (“GGCP”), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. (“GBL”), on behalf of their investment advisory clients. Mario Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 41,100 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 62,000 shares held by the Gabelli Value 25 Fund, Inc., the 272,600 shares held by the Gabelli Small Cap Growth Fund, the 9,000 shares held by the Gabelli Equity Income Fund, the 15,500 shares held by the Gabelli Go Anywhere Fund, and the 11,001 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)	Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

	Number of	Weighted Average	Number of securities
	securities to be	exercise	remaining available for future
	issued upon exercise	price of	issuance under the equity
	of outstanding	outstanding	compensation plan (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	224,001	$28.20	174,402

Note: There are no equity compensation plans that were not approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 24, 2015, the Audit Committee approved a ten year sublease whereby Griffin leased approximately 1,920 square feet of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity controlled by certain members of the Cullman and Ernst Group (see “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). The sublease with Bloomingdale Properties was at market rates for such space at the time the sublease was entered into and enables either Griffin or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined therein) of either Griffin or Bloomingdale Properties. The sublease of office space from Bloomingdale Properties reduced the occupancy costs for Griffin’s corporate headquarters.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees incurred by Griffin for professional services rendered by RSM US LLP (“RSM US”) for fiscal 2018 and fiscal 2017:

	Fiscal	Fiscal
	2018 Fees	2017 Fees
Audit fees	$452,947	$430,781
Audit-related fees	70,400	20,585
Tax fees	49,375	50,675
All other fees	—	—
	$572,722	$502,041

Audit fees consist of fees incurred for professional services rendered for the audit of Griffin’s consolidated financial statements and for the review of Griffin’s interim consolidated financial statements. Audit‑related fees in fiscal 2018 reflect fees for professional services rendered by RSM US in connection with Griffin’s filing of a universal shelf registration statement and a prospectus supplement for an “at-the-market” equity offering program and fees for the audit of the Griffin 401(k) Savings Plan by RSM US. Audit‑related fees in fiscal 2017 reflect fees for the audit of the Griffin 401(k) Savings Plan by RSM US. Tax fees consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to RSM US in fiscal 2018 or fiscal 2017.

The Audit Committee’s policy is to pre‑approve all audit, audit‑related and tax services to be provided by the independent registered public accountants. During fiscal 2018, Griffin’s Audit Committee pre‑approved all audit, audit‑related and tax services. The Audit Committee has considered the non‑audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8‑K	001‑12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8‑K	001‑12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10‑Q	001‑12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8‑K	001‑12879	3.1	5/13/15
3.3	Amended and Restated By‑laws of Griffin Industrial Realty, Inc.	8‑K	001‑12879	3.2	5/13/15
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10‑K	001‑12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑Q	001‑12879	10.29	11/3/05
10.8	Promissory Note dated July 6, 2005	10‑Q	001‑12879	10.30	11/3/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑Q	001‑12879	10.31	11/3/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑K	001‑12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10‑K	001‑12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑K	001‑12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10‑Q	001‑12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10‑Q	001‑12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10‑Q	001‑12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10‑Q	001‑12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10‑Q	001‑12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10‑Q	001‑12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10‑K	001‑12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank dated April 1, 2013	10‑Q	001‑12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10‑Q	001‑12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10‑Q	001‑12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10‑Q	001‑12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10‑Q	001‑12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.2	6/9/14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10‑K	001‑12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10‑K	001‑12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10‑K	001‑12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10‑Q	001‑12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10‑Q	001‑12879	10.39	10/9/15
10.40	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10‑Q	001‑12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10‑Q	001‑12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10‑K	001-12879	10.49	2/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10‑K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10‑K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC Griffin Industrial Realty, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties I, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10‑K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
21	Subsidiaries of Griffin Industrial Realty, Inc.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN INDUSTRIAL REALTY, INC.

Date: February 12, 2019	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: February 12, 2019	BY:	/s/ Anthony J. Galici Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

February 12, 2019	/s/ david R. Bechtel David R. Bechtel	Director

February 12, 2019	/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director

February 12, 2019	/s/ Frederick M. Danziger Frederick M. Danziger	Executive Chairman of the Board of Directors

February 12, 2019	/s/ Anthony J. Galici Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

February 12, 2019	/s/ Michael S. Gamzon Michael S. Gamzon	Director and President and Chief Executive Officer

February 12, 2019	/s/ Thomas C. Israel Thomas C. Israel	Director

February 12, 2019	/s/ Jonathan P. May Jonathan P. May	Director

February 12, 2019	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
For the fiscal year ended November 30, 2018
Reserves:
Uncollectible accounts—trade	$—	84	—	—	$84
Valuation allowance on deferred tax asset	$1,363	827	—	—	$2,190

For the fiscal year ended November 30, 2017
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$1,514	(151)	—	—	$1,363

For the fiscal year ended November 30, 2016
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$345	180	989	—	$1,514

Schedule III – Real Estate and Accumulated Depreciation

November 30, 2018

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2018
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

CT Industrial/Warehouse Properties
Industrial/Warehouse Building - Bloomfield	$-	(b)	$1	$-	$861	$1	$92	$769	$-	$-	$-	$862		$(633)	1988		40	yrs.
Industrial/Warehouse Building - Bloomfield	-		251	1,198	1,593	251	321	1,752	718	-	-	3,042		(706)	1997	2007	40	yrs.
Industrial/Warehouse Building - East Granby	13,487		4	1,722	922	4	774	1,843	27	-	-	2,648		(1,939)	1982	1989	40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	1,973	4	212	1,578	153	30	-	1,977		(1,488)	1978		40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	3,178	4	310	2,333	535	-	-	3,182		(2,277)	1980		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	259	-	4,477	259	356	3,650	394	77	-	4,736		(2,518)	1998		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	13	-	7,531	13	525	5,642	1,364	-	-	7,544		(2,782)	2008		40	yrs.
Industrial/Warehouse Building - Windsor	4,324		12	-	8,243	12	363	5,168	2,712	-	-	8,255		(6,213)	1999		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	7	-	3,381	7	20	3,175	186	-	-	3,388		(1,626)	2001		40	yrs.
Industrial/Warehouse Building - Windsor	16,978		13	-	5,784	13	62	5,079	643	-	-	5,797		(2,761)	2003		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	7,611	16	86	6,903	622	-	-	7,627		(3,451)	2006		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	15	-	17,203	15	154	13,876	3,173	-	-	17,218		(5,477)	2005		40	yrs.
Industrial/Warehouse Building - Windsor	10,284		57	-	16,014	57	1,031	13,886	1,097	-	-	16,071		(4,746)	2009		40	yrs.
Industrial/Warehouse Building - Windsor	18,482		20	-	10,153	20	703	8,167	1,283	-	-	10,173		(3,068)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	12	-	6,969	12	464	6,288	217	-	-	6,981		(2,528)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	9,602	16	2,364	6,690	547	1	-	9,618		(444)	2017		40	yrs.
Industrial/Warehouse Building - Windsor	12,842		26	-	15,443	26	3,340	10,976	1,127	-	-	15,469		(146)	2018		40	yrs.
Industrial/Warehouse Building - Windsor	6,172		19	-	8,236	19	171	8,065	-	-	-	8,255		(3,690)	2001		40	yrs.

PA Industrial/Warehouse Properties
Industrial/Warehouse Building - Breinigsville	3,345		832	4,599	-	832	349	4,029	221	-	-	5,431		(1,535)		2010	40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	19,674		1,351	-	15,490	1,351	1,366	12,874	1,250	-	-	16,841		(2,781)	2014		40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	-	(a)	721	-	11,158	721	1,369	8,968	821	-	-	11,879		(2,891)	2012		40	yrs.
Industrial/Warehouse Building - Hanover Township	25,402		3,620	-	15,574	3,620	4,500	9,134	1,940	-	-	19,194		(1,642)	2016		40	yrs.
Industrial/Warehouse Building - Hanover Township	-	(a)	4,022	-	16,298	4,022	4,008	11,076	1,214	-	-	20,320		(2,434)	2015		40	yrs.
Industrial/Warehouse Building - Allentown	-		2,344	-	8,057	2,344	2,982	5,068	-	7	-	10,401		(68)	2018		40	yrs.

NC Industrial/Warehouse Property
Industrial/Warehouse Building - Concord	11,898		1,600	15,189	320	1,600	1,593	13,042	874	-	-	17,109		(946)	2015	2017	40	yrs.

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,317	5	594	2,973	750	-	-	4,322		(3,672)	1977		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	4	-	2,777	4	269	1,962	546	-	-	2,781		(2,378)	1985		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	2,333	2	384	1,724	225	-	-	2,335		(1,691)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	3,212	2	214	2,301	697	-	-	3,214		(1,286)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,746	3	140	1,357	249	-	-	1,749		(1,166)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,825	3	85	1,525	215	-	-	1,828		(979)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	871	3	89	667	115	-	-	874		(644)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	9	-	4,564	9	28	3,690	846	-	-	4,573		(2,044)	2001		40	yrs.
Office/Flex Building - Windsor	-	(b)	17	-	6,114	17	434	4,532	1,148	-	-	6,131		(3,378)	2002		40	yrs.
Office/Flex Building - Windsor	4,273		616	3,954	2,804	616	378	4,860	1,520	-	-	7,374		(3,472)	1982	2003	40	yrs.
Office/Flex Building - Windsor	-	(a)	577	4,004	1,770	577	383	4,150	1,226	15	-	6,351		(3,478)	1987	2003	40	yrs.
Restaurant Building - Windsor	-		1	-	2,195	1	265	1,413	508	9	-	2,196		(1,779)	1983		40	yrs.

Other
Nursery Farm - Granby, CT	-		392	-	10,988	392	1,565	9,423	-	-	-	11,380		(10,590)		1959	20	yrs.
Nursery Farm - Quincy, FL	-		279	-	8,697	279	4,089	4,608	-	-	-	8,976		(8,143)		1959	20	yrs.
Undeveloped land - New England Tradeport	-		712	-	2,116	712	90	-	-	-	2,026	2,828		(66)
Undeveloped land - Griffin Center/Griffin Center South	-		435	-	1,572	435	451	-	-	-	1,121	2,007		(444)
Undeveloped land - Phoenix Crossing	-		60	-	1,421	60	-	-	-	-	1,421	1,481		-
Undeveloped land - Other	-		2,120	-	1,845	685	1,307	-	-	-	538	2,530		(1,004)
Undeveloped land - Cabarrus County, NC	-		2,716	-	423	2,716	-	-	-	423	-	3,139		-
Residential Development - Simsbury, CT	-		201	-	8,337	201	-	-	-	-	8,337	8,538		-
	$147,161		$23,396	$30,666	$265,998	$21,961	$38,280	$215,216	$29,163	$562	$13,443	$318,625	(c)	$(105,004)
(a)	Building included in mortgage listed on line above.
(b)	Buildings included as collateral for a $15,000 revolving line of credit.
(c)	As of November 30, 2018, the aggregate cost for Federal income tax purposes is $304,298.

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Fiscal year ended November 30, 2018

	Cost	Reserve
Balance at beginning of year	$291,852	$(95,112)
Changes during the year:
Additions to real estate assets	27,559	—
Additions to reserve charged to costs and expense	—	(9,853)
Reclassification to real estate held for sale	(500)	(325)
Writeoff of fully depreciated assets	(286)	286
Balance at end of year	$318,625	$(105,004)

Fiscal year ended November 30, 2017

	Cost	Reserve
Balance at beginning of year	$259,061	$(86,801)
Changes during the year:
Additions to real estate assets	35,036	—
Additions to reserve charged to costs and expense	—	(8,831)
Reclassification to real estate held for sale	(2,047)	322
Writeoff of fully depreciated assets	(198)	198
Balance at end of year	$291,852	$(95,112)

Fiscal year ended November 30, 2016

	Cost	Reserve
Balance at beginning of year	$247,239	$(80,784)
Changes during the year:
Additions to real estate assets	15,702	—
Additions to reserve charged to costs and expense	—	(7,768)
Reclassification to real estate held for sale	(2,129)	—
Writeoff of fully depreciated assets	(1,751)	1,751
Balance at end of year	$259,061	$(86,801)