Form 10-K/A
period 2018-11-30
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2019-04-05
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Griffin Industrial Realty, Inc. ("Griffin") filed its Annual Report on Form 10-K for the year ended November 30, 2018 (the "Original Filing") with the U.S. Securities and Exchange Commission (the "SEC") on February 12, 2019.  Griffin is filing this amendment (this “Amendment”) to the Original Filing due to an inadvertent omission of the auditor’s tenure in the Report of Independent Registered Public Accounting Firm appearing in Item 8 of the Original Filing (the “Audit Report”). Accordingly, this Amendment amends the Original Filing to include the auditor’s tenure in the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to reference new certifications from Griffin’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications of Griffin’s principal executive officer and principal financial officer are attached as exhibits to this Amendment. The exhibit list has also been amended to reference a new consent of the independent registered public accounting firm attached as Exhibit 23.1.

Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date. Griffin has included a complete copy of the Original Filing, as amended per above, in this filing.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Date: April 5, 2019	BY:	/s/ Anthony J. Galici Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
For the fiscal year ended November 30, 2018
Reserves:
Uncollectible accounts—trade	$—	84	—	—	$84
Valuation allowance on deferred tax asset	$1,363	827	—	—	$2,190

For the fiscal year ended November 30, 2017
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$1,514	(151)	—	—	$1,363

For the fiscal year ended November 30, 2016
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$345	180	989	—	$1,514

Schedule III – Real Estate and Accumulated Depreciation

November 30, 2018

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2018
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

CT Industrial/Warehouse Properties
Industrial/Warehouse Building - Bloomfield	$-	(b)	$1	$-	$861	$1	$92	$769	$-	$-	$-	$862		$(633)	1988		40	yrs.
Industrial/Warehouse Building - Bloomfield	-		251	1,198	1,593	251	321	1,752	718	-	-	3,042		(706)	1997	2007	40	yrs.
Industrial/Warehouse Building - East Granby	13,487		4	1,722	922	4	774	1,843	27	-	-	2,648		(1,939)	1982	1989	40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	1,973	4	212	1,578	153	30	-	1,977		(1,488)	1978		40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	3,178	4	310	2,333	535	-	-	3,182		(2,277)	1980		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	259	-	4,477	259	356	3,650	394	77	-	4,736		(2,518)	1998		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	13	-	7,531	13	525	5,642	1,364	-	-	7,544		(2,782)	2008		40	yrs.
Industrial/Warehouse Building - Windsor	4,324		12	-	8,243	12	363	5,168	2,712	-	-	8,255		(6,213)	1999		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	7	-	3,381	7	20	3,175	186	-	-	3,388		(1,626)	2001		40	yrs.
Industrial/Warehouse Building - Windsor	16,978		13	-	5,784	13	62	5,079	643	-	-	5,797		(2,761)	2003		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	7,611	16	86	6,903	622	-	-	7,627		(3,451)	2006		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	15	-	17,203	15	154	13,876	3,173	-	-	17,218		(5,477)	2005		40	yrs.
Industrial/Warehouse Building - Windsor	10,284		57	-	16,014	57	1,031	13,886	1,097	-	-	16,071		(4,746)	2009		40	yrs.
Industrial/Warehouse Building - Windsor	18,482		20	-	10,153	20	703	8,167	1,283	-	-	10,173		(3,068)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	12	-	6,969	12	464	6,288	217	-	-	6,981		(2,528)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	9,602	16	2,364	6,690	547	1	-	9,618		(444)	2017		40	yrs.
Industrial/Warehouse Building - Windsor	12,842		26	-	15,443	26	3,340	10,976	1,127	-	-	15,469		(146)	2018		40	yrs.
Industrial/Warehouse Building - Windsor	6,172		19	-	8,236	19	171	8,065	-	-	-	8,255		(3,690)	2001		40	yrs.

PA Industrial/Warehouse Properties
Industrial/Warehouse Building - Breinigsville	3,345		832	4,599	-	832	349	4,029	221	-	-	5,431		(1,535)		2010	40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	19,674		1,351	-	15,490	1,351	1,366	12,874	1,250	-	-	16,841		(2,781)	2014		40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	-	(a)	721	-	11,158	721	1,369	8,968	821	-	-	11,879		(2,891)	2012		40	yrs.
Industrial/Warehouse Building - Hanover Township	25,402		3,620	-	15,574	3,620	4,500	9,134	1,940	-	-	19,194		(1,642)	2016		40	yrs.
Industrial/Warehouse Building - Hanover Township	-	(a)	4,022	-	16,298	4,022	4,008	11,076	1,214	-	-	20,320		(2,434)	2015		40	yrs.
Industrial/Warehouse Building - Allentown	-		2,344	-	8,057	2,344	2,982	5,068	-	7	-	10,401		(68)	2018		40	yrs.

NC Industrial/Warehouse Property
Industrial/Warehouse Building - Concord	11,898		1,600	15,189	320	1,600	1,593	13,042	874	-	-	17,109		(946)	2015	2017	40	yrs.

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,317	5	594	2,973	750	-	-	4,322		(3,672)	1977		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	4	-	2,777	4	269	1,962	546	-	-	2,781		(2,378)	1985		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	2,333	2	384	1,724	225	-	-	2,335		(1,691)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	3,212	2	214	2,301	697	-	-	3,214		(1,286)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,746	3	140	1,357	249	-	-	1,749		(1,166)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,825	3	85	1,525	215	-	-	1,828		(979)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	871	3	89	667	115	-	-	874		(644)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	9	-	4,564	9	28	3,690	846	-	-	4,573		(2,044)	2001		40	yrs.
Office/Flex Building - Windsor	-	(b)	17	-	6,114	17	434	4,532	1,148	-	-	6,131		(3,378)	2002		40	yrs.
Office/Flex Building - Windsor	4,273		616	3,954	2,804	616	378	4,860	1,520	-	-	7,374		(3,472)	1982	2003	40	yrs.
Office/Flex Building - Windsor	-	(a)	577	4,004	1,770	577	383	4,150	1,226	15	-	6,351		(3,478)	1987	2003	40	yrs.
Restaurant Building - Windsor	-		1	-	2,195	1	265	1,413	508	9	-	2,196		(1,779)	1983		40	yrs.

Other
Nursery Farm - Granby, CT	-		392	-	10,988	392	1,565	9,423	-	-	-	11,380		(10,590)		1959	20	yrs.
Nursery Farm - Quincy, FL	-		279	-	8,697	279	4,089	4,608	-	-	-	8,976		(8,143)		1959	20	yrs.
Undeveloped land - New England Tradeport	-		712	-	2,116	712	90	-	-	-	2,026	2,828		(66)
Undeveloped land - Griffin Center/Griffin Center South	-		435	-	1,572	435	451	-	-	-	1,121	2,007		(444)
Undeveloped land - Phoenix Crossing	-		60	-	1,421	60	-	-	-	-	1,421	1,481		-
Undeveloped land - Other	-		2,120	-	1,845	685	1,307	-	-	-	538	2,530		(1,004)
Undeveloped land - Cabarrus County, NC	-		2,716	-	423	2,716	-	-	-	423	-	3,139		-
Residential Development - Simsbury, CT	-		201	-	8,337	201	-	-	-	-	8,337	8,538		-
	$147,161		$23,396	$30,666	$265,998	$21,961	$38,280	$215,216	$29,163	$562	$13,443	$318,625	(c)	$(105,004)
(a)	Building included in mortgage listed on line above.
(b)	Buildings included as collateral for a $15,000 revolving line of credit.
(c)	As of November 30, 2018, the aggregate cost for Federal income tax purposes is $304,298.

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Fiscal year ended November 30, 2018

	Cost	Reserve
Balance at beginning of year	$291,852	$(95,112)
Changes during the year:
Additions to real estate assets	27,559	—
Additions to reserve charged to costs and expense	—	(9,853)
Reclassification to real estate held for sale	(500)	(325)
Writeoff of fully depreciated assets	(286)	286
Balance at end of year	$318,625	$(105,004)

Fiscal year ended November 30, 2017

	Cost	Reserve
Balance at beginning of year	$259,061	$(86,801)
Changes during the year:
Additions to real estate assets	35,036	—
Additions to reserve charged to costs and expense	—	(8,831)
Reclassification to real estate held for sale	(2,047)	322
Writeoff of fully depreciated assets	(198)	198
Balance at end of year	$291,852	$(95,112)

Fiscal year ended November 30, 2016

	Cost	Reserve
Balance at beginning of year	$247,239	$(80,784)
Changes during the year:
Additions to real estate assets	15,702	—
Additions to reserve charged to costs and expense	—	(7,768)
Reclassification to real estate held for sale	(2,129)	—
Writeoff of fully depreciated assets	(1,751)	1,751
Balance at end of year	$259,061	$(86,801)