Form 10-Q
period 2019-02-28
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2019-04-08
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

641 Lexington Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  (212) 218-7910

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at March  29, 2019:  5,065,173

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 28, 2019	Nov. 30, 2018
ASSETS
Real estate assets at cost, net	$213,936	$213,621
Cash and cash equivalents	7,745	8,592
Short-term investments	15,000	17,000
Deferred income taxes	2,146	1,556
Real estate assets held for sale	1,858	2,652
Other assets	18,166	20,048
Total assets	$258,851	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$144,304	$145,052
Deferred revenue	9,683	10,599
Accounts payable and accrued liabilities	4,363	3,333
Dividend payable	—	2,279
Other liabilities	7,627	7,378
Total liabilities	165,977	168,641
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,635,706 shares issued and 5,065,173 shares outstanding	56	56
Additional paid-in capital	112,161	112,071
Accumulated deficit	(797)	(211)
Accumulated other comprehensive income, net of tax	937	2,395
Treasury stock, at cost, 570,533 shares	(19,483)	(19,483)
Total stockholders' equity	92,874	94,828
Total liabilities and stockholders' equity	$258,851	$263,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Rental revenue	$8,437	$8,180
Revenue from property sales	866	125
Total revenue	9,303	8,305

Operating expenses of rental properties	2,665	2,677
Depreciation and amortization expense	2,942	2,818
General and administrative expenses	2,090	2,137
Costs related to property sales	814	89
Total expenses	8,511	7,721

Operating income	792	584

Interest expense	(1,650)	(1,532)
Investment income	92	15
Loss before income tax benefit (provision)	(766)	(933)
Income tax benefit (provision)	180	(790)
Net loss	$(586)	$(1,723)

Basic net loss per common share	$(0.12)	$(0.34)

Diluted net loss per common share	$(0.12)	$(0.34)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Net loss	$(586)	$(1,723)

Other comprehensive (loss) income, net of tax:
Reclassifications included in net loss	42	192
Unrealized (loss) gain on cash flow hedges	(1,500)	1,949
Total other comprehensive (loss) income, net of tax	(1,458)	2,141
Total comprehensive (loss) income	$(2,044)	$418

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2019 and 2018

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Stock-based compensation expense	—	—	90	—	—	—	90
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	5,471	—	186	—	—	(186)	—
Net loss	—	—	—	(1,723)	—	—	(1,723)
Total other comprehensive income, net of tax	—	—	—	—	2,141	—	2,141
Balance at February 28, 2018	5,546,500	$55	$109,046	$1,998	$1,821	$(18,480)	$94,440

Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	90	—	—	—	90
Net loss	—	—	—	(586)	—	—	(586)
Total other comprehensive loss, net of tax	—	—	—	—	(1,458)	—	(1,458)
Balance at February 28, 2019	5,635,706	$56	$112,161	$(797)	$937	$(19,483)	$92,874

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Operating activities:
Net loss	$(586)	$(1,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,942	2,818
Deferred income taxes	(180)	790
Stock-based compensation expense	90	90
Amortization of debt issuance costs	74	70
Gain on sales of properties	(52)	(36)
Amortization of terminated swap agreement	31	58
Changes in assets and liabilities:
Other assets	(60)	318
Accounts payable and accrued liabilities	122	(249)
Deferred revenue	(916)	(809)
Other liabilities	22	67
Net cash provided by operating activities	1,487	1,394

Investing activities:
Short-term investments, net	2,000	—
Additions to real estate assets	(1,923)	(2,270)
Proceeds from sales of properties, net of expenses	866	103
Deferred leasing costs and other	(190)	(101)
Proceeds from property sale returned from escrow	—	91
Net cash provided by (used in) investing activities	753	(2,177)

Financing activities:
Dividends paid to stockholders	(2,279)	(2,000)
Principal payments on mortgage loans	(949)	(12,639)
Proceeds from mortgage and construction loans	141	18,781
Payment of debt issuance costs	—	(167)
Net cash (used in) provided by financing activities	(3,087)	3,975
Net (decrease) increase in cash and cash equivalents	(847)	3,192
Cash and cash equivalents at beginning of period	8,592	30,068
Cash and cash equivalents at end of period	$7,745	$33,260

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

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2018 (“fiscal 2018”) included in Griffin’s Annual Report on Form 10-K/A (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on April 5, 2019. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2018 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At February 28, 2019 and November 30, 2018, $6,814 and $4,980, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheet were held in cash equivalents. Griffin’s short-term investments are comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies and are accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. Interest on repurchase agreements is reflected as interest receivable that is included in other assets.

As of February 28, 2019, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The changes in the fair values of Griffin’s interest rate swap agreements are recorded as components of Accumulated Other Comprehensive Income (“AOCI”) in stockholders’ equity to the extent they are effective. Any ineffective portions of the changes in the fair values of these instruments would be recorded as interest expense or interest income.

The results of operations for the three months ended February 28, 2019 (the “2019 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 28, 2018 are referred to herein as the “2018 first quarter.”

Recent Accounting Pronouncements Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 is not applicable to rental revenue from leases. ASU No. 2014-09 supersedes most current revenue recognition guidance, including industry specific guidance, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method.

Griffin has concluded that it has two material revenue streams: (i) rental revenue; and (ii) revenue from property sales. As noted above, rental revenue is not subject to ASU No. 2014-09 because it is subject to the guidance of FASB ASC Topic 840, Leases. Revenue from property sales was evaluated based on the criteria established under ASU No. 2014-09, which served as the basis for the accounting analysis and documentation as it relates to the impact of ASU No. 2014-09. Griffin determined that there was no change in the recognition of revenue from property sales upon adoption of ASU No. 2014-09. In cases where there are no further performance obligations, Griffin recognizes revenue from property sales at the time of closing. Griffin adopted the modified retrospective method for ASU No. 2014-09 when it became effective for Griffin on December 1, 2018. As there was no change to its recognition of revenue, Griffin did not record a cumulative effect adjustment to its consolidated balance sheet at the time of adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which is intended to eliminate the stranded tax effects within AOCI resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. The effective date of ASU No. 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements have not yet been released. Griffin elected to early adopt and apply the provisions of ASU No. 2018-02 in the 2018 first quarter. This adoption resulted in a one-time reclassification of the effect of re-measuring Griffin’s net deferred tax assets related to interest rate swap agreements within AOCI and retained earnings resulting from the reduction in the U.S. federal statutory tax rate from 35% to 21%. The reclassification resulted in a decrease to AOCI and an increase to retained earnings of $36, with no net impact to total stockholders’ equity.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under FASB ASC Topic 840, “Leases.” In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors,” which provides clarification on implementation issues associated with adopting ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements,” which clarifies the determination of fair value of an underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases and transition issues related to Topic 250, Accounting Changes and Error Corrections.  ASU No. 2016-02, ASU No. 2018-10,  ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 will become effective for Griffin in fiscal 2020 using a modified retrospective approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption are allowed. Griffin is evaluating the impact that the application of ASU No. 2016-02 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. ASU No. 2017-12 will become effective for Griffin in fiscal 2020. Griffin does not expect the application of ASU No. 2017-12 to have an impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 simplifies the accounting for nonemployee share-based payments by aligning it more closely with the accounting for employee awards. ASU No. 2018-07 will become effective for Griffin in fiscal 2020. Early adoption is permitted, but no earlier than Griffin’s adoption of Topic 606 (see above). Griffin does not expect the application of ASU No. 2018-07 to have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in fiscal 2021. Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2018-16 permits the use of the OIS Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12 (see above), the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. Griffin intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective. Griffin does not expect the application of ASU No. 2018-16 to have an impact on its consolidated financial statements.

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

During the 2019 first quarter, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	February 28, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$1,484	$—
Interest rate swap liabilities	$—	$282	$—

	November 30, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$3,157	$—
Interest rate swap liabilities	$—	$56	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 28, 2019		November 30, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$7,745	$7,745	$8,592	$8,592
Short-term investments	2	$15,000	$15,000	$17,000	$17,000
Interest rate swap assets	2	$1,484	$1,484	$3,157	$3,157
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$144,304	$143,968	$145,052	$144,712
Interest rate swap liabilities	2	$282	$282	$56	$56

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the mortgage and construction loans, net of debt issuance costs, are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage and construction loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Feb. 28, 2019	Nov. 30, 2018
Land		$21,961	$21,961
Land improvements	10 to 30 years	38,291	38,280
Buildings and improvements	10 to 40 years	204,288	204,258
Tenant improvements	Shorter of useful life or terms of related lease	29,161	29,163
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		3,388	562
Development costs		13,484	13,443
		321,531	318,625
Accumulated depreciation		(107,595)	(105,004)
		$213,936	$213,621

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Depreciation expense	$2,591	$2,402

Capitalized interest	$42	$38

Real estate assets held for sale consist of:

	Feb. 28, 2019	Nov. 30, 2018
Land	$851	$1,645
Development costs	1,007	1,007
	$1,858	$2,652

The decrease in real estate assets held for sale in the 2019 first quarter reflected $809 related to a  property sale that closed partially offset by $15 that was reclassified from real estate assets to real estate assets held for sale related to that sale.

4.    Mortgage and Construction Loans

Griffin’s mortgage and construction loans consist of:

	Feb. 28, 2019	Nov. 30, 2018
3.91%, due January 27, 2020 *	$3,311	$3,345
4.72%, due October 3, 2022 *	4,248	4,273
4.39%, due January 2, 2025 *	19,534	19,674
4.17%, due May 1, 2026 *	13,397	13,487
3.79%, November 17, 2026 *	25,229	25,402
4.39%, due August 1, 2027 *	10,222	10,284
3.97%, due September 1, 2027	11,843	11,898
4.57%, due February 1, 2028 *	18,383	18,482
5.09%, due July 1, 2029	6,062	6,172
5.09%, due July 1, 2029	4,247	4,324
4.33%, due August 1, 2030	16,894	16,978
Nonrecourse mortgage loans	133,370	134,319
Debt issuance costs	(1,669)	(1,723)
Nonrecourse mortgage loans, net of debt issuance costs	131,701	132,596

4.51% construction loan	12,983	12,842
Debt issuance costs	(380)	(386)
Construction loan, net of debt issuance costs	12,603	12,456

Mortgage and construction loans, net of debt issuance costs	$144,304	$145,052

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.31% as of February 28, 2019 and November 30, 2018.  As of February 28, 2019, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of February 28, 2019 and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2019 first quarter, Griffin recognized a loss, included in other comprehensive income, before taxes of $1,868 on its interest rate swap agreements. In the 2018 first quarter, Griffin recognized a gain, included in other comprehensive income, before taxes of $2,746 on its interest rate swap agreements. As of February 28, 2019,  $194 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of February 28, 2019, the net fair value of Griffin’s interest rate swap agreements was $1,202, with $1,484 included in other assets and $282 included in other liabilities on Griffin’s consolidated balance sheet.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), that provided a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220

Tradeport”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease with one tenant for the entire building. In the fiscal 2018 fourth quarter, 220 Tradeport was completed and the lease commenced. Subsequent to the 2019 first quarter, rental payments from the tenants began. Griffin intends to convert the State Farm Loan to a fifteen year nonrecourse permanent mortgage loan and draw down the remaining funds available under the State Farm Loan, which is expected to take place in fiscal 2019. Under the terms of the State Farm Loan, the interest rate on the loan is 4.51% during both the construction phase and for the term of the permanent mortgage. Monthly principal payments, which begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to $14,288 if certain additional improvements are made to 220 Tradeport.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”) for $18,781.  The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017.  Griffin received proceeds of $7,000 (before transaction costs), net of $11,781 used to refinance the existing mortgage loan with People’s Bank. The 2018 People’s Mortgage has a  ten year term with monthly principal payments based on a twenty-five  year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing interest rate swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank that is scheduled to expire on July 31, 2019. Interest on borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of February 28, 2019, the Webster Credit Line secured certain unused standby letters of credit aggregating $1,068 that are related to Griffin's development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Net loss	$(586)	$(1,723)

Weighted average shares outstanding for computation of basic per share results	5,065,000	5,001,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—
Adjusted weighted average shares for computation of diluted per share results	5,065,000	5,001,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2019 first quarter and 2018 first quarter would have been 21,000 and 39,000, respectively.

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 28, 2019 may be exercised as stock appreciation rights.

There were no options granted in the 2019 and 2018 first quarters.

Number of option holders at February 28, 2019	27

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018
Compensation expense	$90	$90

Related tax benefit	$13	$13

As of February 28, 2019, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2019	$176
Fiscal 2020	$125
Fiscal 2021	$32

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

	For the Three Months Ended
	February 28, 2019		February 28, 2018
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	224,001	$28.20	333,762	$29.22
Exercised	—	$—	(5,471)	$34.04
Forfeited	(1,749)	$34.30	(19,779)	$33.95
Outstanding at end of period	222,252	$28.15	308,512	$28.83

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	February 28, 2019	Exercise Price	(in years)	Value
$23.00 - $28.00	115,137	$26.76	7.0	$838
$28.00 - $32.00	100,050	$29.14	3.1	490
$32.00 - $39.00	7,065	$36.78	7.7	4
	222,252	$28.15	5.2	$1,332

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Three Months Ended
	Feb. 28, 2019	Feb. 28, 2018

Balance at beginning of period	$2,395	$(284)
Other comprehensive (loss) income before reclassifications	(1,500)	1,949
Amounts reclassified	42	192
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	—	(36)
Net activity for other comprehensive income	(1,458)	2,105
Balance at end of period	$937	$1,821

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended
	February 28, 2019			February 28, 2018
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$55	$(13)	$42	$244	$(52)	$192

Change in other comprehensive (loss) income:
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(1,923)	423	(1,500)	2,502	(553)	1,949

Other comprehensive (loss) income	$(1,868)	$410	$(1,458)	$2,746	$(605)	$2,141

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

Cash Dividend

Griffin did not declare a cash dividend in the 2019 or 2018 first quarters. During the 2019 first quarter, Griffin paid $2,279 for the cash dividend declared in the 2018 fourth quarter. During the 2018 first quarter, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter.

7.    Supplemental Financial Statement Information

Investments

As of February 28, 2019, Griffin held $15,000 of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated balance sheet. The repurchase agreements are with Webster Bank and are collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. As of February 28, 2019, Griffin’s repurchase agreements had a weighted average maturity of less than 90 days with no maturities longer than six months.

Other Assets

Griffin's other assets are comprised of the following:

	Feb. 28, 2019	Nov. 30, 2018
Deferred rent receivable	$5,863	$5,602
Deferred leasing costs, net	4,180	4,355
Prepaid expenses	2,293	2,780
Interest rate swap assets	1,484	3,157
Intangible assets, net	1,325	1,399
Deposits	1,163	1,072
Mortgage escrows	603	452
Lease receivables from tenants	485	407
Registration statement costs	281	281
Furniture, fixtures and equipment, net	235	245
Deferred financing costs related to the Webster Credit Line	20	33
Other	234	265
Total other assets	$18,166	$20,048

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Feb. 28, 2019	Nov. 30, 2018

Accrued construction costs and retainage	$1,830	$832
Trade payables	1,121	380
Accrued interest payable	523	555
Accrued salaries, wages and other compensation	217	931
Accrued lease commissions	46	136
Other	626	499
Total accounts payable and accrued liabilities	$4,363	$3,333

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Feb. 28, 2019	Nov. 30, 2018
Deferred compensation plan	$5,265	$5,145
Prepaid rent from tenants	997	1,134
Security deposits of tenants	548	533
Land sale deposits	285	260
Interest rate swap liabilities	282	56
Conditional asset retirement obligations	171	171
Other	79	79
Total other liabilities	$7,627	$7,378

Supplemental Cash Flow Information

In the 2018 first quarter, Griffin received 5,000 shares of its Common Stock from an employee as consideration for the exercise price in connection with his exercise of an option to acquire 5,471 shares of Griffin’s Common Stock under Griffin’s 2009 Stock Option Plan. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $186 (see Note 6), and did not affect Griffin’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets increased by $998 and decreased by $47 in the 2019 first quarter and 2018 first quarter, respectively.

Interest payments were as follows:

For the Three Months Ended
Feb. 28, 2019	Feb. 28, 2018
$1,619	$1,433

Income Taxes

Griffin’s income tax benefit was $180 in the 2019 first quarter as compared to an income tax provision of $790 in the 2018 first quarter. The 2019 first quarter income tax benefit is related to the 2019 first quarter pretax loss of $766, reflecting an effective tax rate of 23.5%. The income tax provision in the 2018 first quarter includes a charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 first quarter income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 first quarter was an income tax benefit of $211 based on the 2018 first quarter pretax loss of $933, reflecting an effective tax rate of 22.6%.

Griffin’s federal income tax returns for fiscal 2016 and fiscal 2017 are open to examination by the Internal Revenue Service.

8.    Commitments and Contingencies

As of February 28, 2019, Griffin had committed purchase obligations of approximately $14,249, principally related to the completion of construction of two industrial/warehouse buildings totaling approximately 283,000 square feet in Concord, North Carolina, as well as improvements at other Griffin properties.

On January 25, 2016, Griffin entered into an Option Purchase Agreement, which was subsequently amended on January 22, 2019 (as amended, the “Simsbury Option Agreement”). Under the terms of the Simsbury Option Agreement, Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7,700. Through November 30, 2018, the buyer paid $260 of option fees to extend its option period through January 25, 2019. In fiscal 2018, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent litigation challenging the approval was settled thereby allowing the buyer to use the land to be purchased as planned. On January 24, 2019, the buyer exercised its option to purchase the land under the Simsbury Option Agreement. As per the terms of the Simsbury Option Agreement, closing on the land sale is required to take place within 90 days from the date the buyer exercised its option to purchase the land. There is no guarantee that the sale of land as contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately  $4,700 in cash. On December 5, 2018, Griffin entered into an agreement for the purchase of approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) that is adjacent to the Mecklenburg Land for approximately $900 in cash. If acquired, the Additional Mecklenburg Land would be combined with the Mecklenburg Land, enabling Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only. Griffin plans to construct approximately 500,000 square feet of industrial/warehouse space on the Mecklenburg Land and Additional Mecklenburg Land combined parcels.  Closings on the purchases of the Mecklenburg Land and the Additional

Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after February 28, 2019, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended February 28, 2019, other than the disclosures herein.

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

The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2018 (“fiscal 2018”) included in Griffin’s Annual Report on Form 10-K/A (“Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2019.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 28, 2019 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2018.

Summary

For the three months ended February 28, 2019 (the “2019 first quarter”), Griffin incurred a net loss of approximately $0.6 million as compared to a net loss of approximately $1.7 million for the three months ended February 28, 2018 (the “2018 first quarter”). The lower net loss in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected an income tax benefit of approximately $0.2 million in the 2019 first quarter, as compared to an income tax provision of approximately $0.8 million in the 2018 first quarter, and an increase of approximately $0.2 million in operating income in the 2019 first quarter, as compared to the 2018 first quarter, partially offset by an increase of approximately $0.1 million in interest expense in the 2019 first quarter over the 2018 first quarter. The income tax benefit of approximately $0.2 million in the 2019 first quarter related entirely to the pretax loss of approximately $0.8 million in the 2019 first quarter. The income tax provision in the 2018 first quarter reflected a charge of approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that became effective for Griffin in the 2018 first quarter, partially offset by an income tax benefit of approximately $0.2 million related to the 2018 first quarter pretax loss of approximately $0.9 million. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 first quarter income tax provision.

The approximately $0.2 million increase in operating income in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected an increase of approximately $0.3 million in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties, partially offset by an increase of approximately $0.1 million in depreciation and amortization expense. The Leasing NOI increase in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected higher rental revenue in the 2019 first quarter as a result of more space under lease in the 2019 first quarter than the 2018 first quarter. The higher depreciation and amortization expense in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2018 first quarter. The higher interest expense in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected the higher amount of mortgage loans outstanding in the 2019 first quarter as compared to the 2018 first quarter. General and administrative expenses in the 2019 first quarter were essentially unchanged as compared to the 2018 first quarter.

Results of Operations

2019 First Quarter Compared to 2018 First Quarter

Total revenue increased to approximately $9.3 million in the 2019 first quarter from approximately $8.3 million in the 2018 first quarter, reflecting increases in rental revenue and revenue from property sales of approximately $0.2 million and $0.8 million, respectively.

Rental revenue increased to approximately $8.4 million in the 2019 first quarter from approximately $8.2 million in the 2018 first quarter. The approximately $0.2 million increase in rental revenue in the 2019 first quarter over the 2018 first quarter was principally due to: (a) approximately $0.5 million of rental revenue from an approximately 234,000 square foot build-to-suit industrial building (“220 Tradeport”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut, that was completed and placed in service in the fiscal 2018 fourth quarter (the “2018 fourth quarter”); and (b) an increase of approximately $0.1 million in rental revenue from leasing previously vacant space subsequent to the 2018 first quarter; partially offset by (c) a decrease of approximately $0.3 million in rental revenue from leases that expired or terminated subsequent to the 2018 first quarter, including approximately $0.1 million as a result of the early termination of the lease of Imperial Nurseries’ farm in Quincy, Florida due to the former tenant’s bankruptcy filing; and (d) a decrease of approximately $0.1 million from lower revenue for common area maintenance charges billed to tenants, principally due to lower snow removal expenses incurred in the 2019 first quarter (see below).

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of February 28, 2018	3,710,000	3,526,000	95%
As of November 30, 2018	4,078,000	3,777,000	93%
As of February 28, 2019	4,078,000	3,784,000	93%

The increase in total square footage of approximately 368,000 square feet from February 28, 2018 to November 30, 2018 was due to the completion and placing into service in the 2018 fourth quarter of 220 Tradeport and 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building, built on speculation, in the Lehigh Valley of Pennsylvania. 6975 Ambassador is not yet leased. The approximately 7,000 square foot increase in space leased as of February 28, 2019, as compared to November 30, 2018, reflects leasing of previously vacant office/flex space.

As of February 28, 2019, Griffin’s approximately 3,645,000 square feet of industrial/warehouse space  (89% of Griffin’s total square footage), comprised of approximately 2,051,000 square feet in the north submarket of Hartford,

1 Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior periods, Griffin referred to this metric as “profit from leasing activities.” Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

Connecticut, 1,317,000 square feet in the Lehigh Valley and approximately 277,000 square feet in the Charlotte, North Carolina area  were 95% leased. The only significant vacancies of industrial/warehouse space were 6975 Ambassador and approximately 48,000 square feet in NE Tradeport. The 2019 first quarter industrial/warehouse market activity in the north submarket Hartford was muted, whereas the Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained relatively strong through the 2019 first quarter. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (11% of Griffin’s total square footage) in the north submarket of Hartford, were 74% leased as of February 28, 2019. Market activity for office/flex space in the north submarket of Hartford remained weak through the 2019 first quarter.

Revenue from property sales of approximately $0.9 million in the 2019 first quarter reflected the sale of the development rights for a 116 acre land parcel in East Windsor, Connecticut (the “East Windsor Land”). Subsequent to the end of the 2019 first quarter, Griffin closed on the sale of the East Windsor Land for $0.7 million. The gain on sale of the development rights and the gain on the subsequent sale of the land were not significant as the cost basis of the East Windsor Land was relatively high. Revenue from property sales of approximately $0.1 million in the 2018 first quarter reflected the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut. As of February 28, 2019, Griffin owns nineteen remaining Stratton Farms lots. Property sales occur periodically and year-to-year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties of approximately $2.7 million in the 2019 first quarter was essentially unchanged from the 2018 first quarter. An increase in operating expenses of rental properties of approximately $0.2 million related to the two buildings (220 Tradeport and 6975 Ambassador) that were completed and placed in service subsequent to the 2018 first quarter was offset by a decrease of approximately $0.2 million in operating expenses across all of Griffin’s other buildings principally due to lower snow removal expenses in the 2019 first quarter as compared to the 2018 first quarter. Depreciation and amortization expense increased to approximately $2.9 million in the 2019 first quarter from approximately $2.8 million in the 2018 first quarter. The approximately $0.1 million increase in depreciation and amortization expense in the 2019 first quarter, as compared to the 2018 first quarter, reflected approximately $0.2 million related to 220 Tradeport and 6975 Ambassador, partially offset by a decrease of approximately $0.1 million in depreciation and amortization expense across all other properties.

Griffin’s general and administrative expenses of approximately $2.1 million in the 2019 first quarter were essentially unchanged from the 2018 first quarter. An overall increase of approximately $0.1 million in general and administrative expenses in the 2019 first quarter, as compared to the 2018 first quarter, offset the effect of approximately $0.1 million in expenses incurred in the 2018 first quarter to remove structures that remained from the tobacco growing operations of former affiliates of Griffin.

Griffin’s interest expense increased to approximately $1.6 million in the 2019 first quarter from approximately $1.5 million in the 2018 first quarter. The approximately $0.1 million increase in interest expense in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected interest expense of approximately $0.1 million on a construction to permanent mortgage loan on 220 Tradeport, which closed on March 29, 2018.

Griffin’s income tax benefit was approximately $0.2 million in the 2019 first quarter as compared to an income tax provision of approximately $0.8 million in the 2018 first quarter. The 2019 first quarter income tax benefit is related to the 2019 first quarter pretax loss of approximately $0.8 million, reflecting an effective tax rate of 23.5%. The income tax provision in the 2018 first quarter includes approximately $1.0 million related to the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 first quarter income tax provision. Partially offsetting the charge related to the re-measurement of deferred tax assets and liabilities in the 2018 first quarter was an income tax benefit of approximately $0.2 million on the 2018 first quarter pretax loss of approximately $0.9 million, reflecting an effective tax rate of 22.6%.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.5 million in the 2019 first quarter as compared to approximately $1.4 million in the 2018 first quarter. The approximately $0.1 million increase in net cash provided by operating activities in the 2019 first quarter, as compared to the 2018 first quarter, principally reflected an increase in cash of approximately $0.3 million from results of operations as adjusted for noncash expenses, partially offset by a net decrease of approximately $0.2 million in cash from changes in assets and liabilities in the 2019 first quarter as compared to the 2018 first quarter. The increase in cash provided by results of operations as adjusted for noncash expenses principally reflected the approximately $0.3 million increase in Leasing NOI2 in the 2019 first quarter, as compared to the 2018 first quarter.

Net cash provided by investing activities was approximately $0.8 million in the 2019 first quarter as compared to net cash used in investing activities of approximately $2.2 million in the 2018 first quarter. The net cash provided by investing activities in the 2019 first quarter reflected: (a) $2.0 million of cash from a decrease in short-term investments; and (b) cash proceeds of approximately $0.9 million from a property sale; partially offset by (c) cash payments of approximately $1.9 million for additions to real estate assets; and (d) cash payments of approximately $0.2 million for deferred leasing costs and other uses.

The $2.0 million of cash from short-term investments in the 2019 first quarter reflected the net reduction, from $17.0 million as of November 30, 2018 to $15.0 million as of February 28, 2019, in Griffin’s investment in repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies. The weighted average maturity of Griffin’s short-term investments as of February 28, 2019 was less than 90 days. The cash proceeds of approximately $0.9 million from a property sale reflect the sale of the development rights for the East Windsor Land (see “Results of Operations – 2019 First Quarter Compared to 2018 First Quarter” above).

The approximately $1.9 million of cash payments for additions to real estate assets in the 2019 first quarter reflected the following:

New building construction (including site work)	$1.6 million
Tenant and building improvements related to leasing	$0.2 million
Development costs and infrastructure improvements	$0.1 million

Cash payments for new building construction (including site work) in the 2019 first quarter included approximately $1.2 million for construction, on speculation, of two industrial/warehouse buildings (“160 and 180 International”) aggregating approximately 283,000 square feet on a land parcel in Concord, North Carolina (the “Concord Land”) that was purchased in fiscal 2018. Griffin expects to spend approximately $15.0 million for the site work and construction (excluding tenant improvements) of 160 and 180 International on the Concord Land, with expected completion in the second half of fiscal 2019. Cash payments for new building construction in the 2019 first quarter also included approximately $0.4 million on 220 Tradeport and 6975 Ambassador, which were both completed in the fiscal 2018 fourth quarter. The total cost of site work and construction (excluding tenant improvements) of 220 Tradeport and 6975 Ambassador were approximately $13.2 million and approximately $8.1 million, respectively. Cash payments for tenant and building improvements in the 2019 first quarter were related to leases signed in the latter part of fiscal 2018. Cash payments of approximately $0.2 million for deferred leasing costs and other uses in the 2019 first quarter reflected lease commissions and other costs related to new and renewed leases.

The net cash of approximately $2.2 million used in investing activities in the 2018 first quarter reflected: (a) cash payments of approximately $2.3 million for additions to real estate assets; and (b) cash payments of approximately

2 Leasing NOI is not a financial measure in conformity with U.S. GAAP.  It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior periods, Griffin referred to this metric as “profit from leasing activities.” Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

$0.1 million for deferred leasing costs and other uses; partially offset by (c) cash proceeds of approximately $0.1 million from a property sale; and (d) approximately $0.1 million of cash proceeds from a property sale returned from escrow.

The approximately $2.3 million of cash payments for additions to real estate assets in the 2018 first quarter reflected the following:

Tenant and building improvements related to leasing	$1.3 million
New building construction (including site work)	$0.7 million
Development costs and infrastructure improvements	$0.2 million
Other	$0.1 million

Cash payments in the 2018 first quarter for tenant and building improvements related to new leases signed in the latter part of fiscal 2017. Cash payments for new building construction (including site work) in the 2018 first quarter reflected approximately $0.5 million for site work and construction costs of 6975 Ambassador, approximately $0.1 million related to the construction of 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed in the fiscal 2017 fourth quarter, and approximately $0.1 million for the start of site work for 220 Tradeport. Cash payments of approximately $0.1 million in the 2018 first quarter for deferred leasing costs and other uses principally reflected purchases of equipment.

The approximately $0.1 million of cash proceeds from property sales in the 2018 first quarter reflected the sale of a Stratton Farms residential lot. The approximately $0.1 million of cash proceeds from property sales returned from escrow in the 2018 first quarter was from a land sale that closed in fiscal 2017 whereby the cash proceeds of approximately $1.9 million from that sale were deposited into escrow at closing for the purchase of a replacement property for a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (a “1031 Like-Kind Exchange”). Subsequently in fiscal 2017, approximately $1.8 million of the sale proceeds were used to purchase the site for 6975 Ambassador to complete the 1031 Like-Kind Exchange, with the remaining approximately $0.1 million of proceeds returned to Griffin in the 2018 first quarter.

Net cash used in financing activities was approximately $3.1 million in the 2019 first quarter as compared to net cash provided by financing activities of approximately $4.0 million in the 2018 first quarter. The net cash used in financing activities in the 2019 first quarter reflected: (a) a payment of approximately $2.3 million for a dividend on Griffin’s common stock that was declared in the fiscal 2018 fourth quarter and paid in the 2019 first quarter; and (b) approximately $0.9 million of recurring principal payments on mortgage loans; partially offset by (c) approximately $0.1 million of proceeds from a construction loan (see below).

The net cash provided by financing activities in the 2018 first quarter reflected proceeds of approximately $18.8 million from a mortgage loan refinancing with People’s United Bank, N.A. (“People’s Bank”) (see below); partially offset by: (a) approximately $12.6 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2017 fourth quarter and paid in the 2018 first quarter; and (c) approximately $0.2 million of payments for debt issuance costs. The principal payments on mortgage loans included approximately $11.8 million in connection with the mortgage loan refinancing and approximately $0.8 million of recurring principal payments.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank for approximately $18.8 million. The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank (the “2017 People’s Mortgage”) that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone. Griffin received cash proceeds of $7.0 million (before transaction costs), net of approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the balance of the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. As a build-to-suit building, Griffin entered into a twelve and a half year lease for 220 Tradeport prior to the start of construction. Through February 28, 2019, Griffin had borrowed approximately $13.0 million under the State Farm Loan. Subsequent to the 2019 first quarter, rental payments from the tenant began. Griffin intends to convert the State Farm Loan to a fifteen year nonrecourse permanent mortgage loan and draw down all remaining funds available under the State Farm Loan, which is expected to take place in fiscal 2019.  Under the terms of the State Farm Loan, the interest rate on the State Farm Loan is 4.51% during both the construction period and for the term of the permanent mortgage. Monthly principal payments, which begin after the conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased to approximately $14.3 million if certain additional improvements are made to 220 Tradeport.

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

With its significant amount of cash, cash equivalents and short-term investments and availability under its $15 million revolving line of credit with Webster Bank (the “Webster Credit Line”), Griffin does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors-Risks Related to Griffin’s Common Stock-Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended November 30, 2018.

On January 25, 2016, Griffin entered into an Option Purchase Agreement which was subsequently amended on January 22, 2019 (as amended, the “Simsbury Option Agreement”). Under the terms of the Simsbury Option Agreement, Griffin granted the buyer an exclusive option to purchase approximately 280 acres of undeveloped land in Simsbury, Connecticut for approximately $7.7 million. In fiscal 2018, the buyer received approval from Connecticut’s regulatory authority for the buyer’s planned use of the land, which is to generate solar electricity. Subsequent litigation challenging that approval was settled thereby allowing the buyer to use the land to be purchased as planned. On January 24, 2019, the buyer exercised its option to purchase the land under the Simsbury Option Agreement. As per the terms of the Simsbury Option Agreement, closing on the land sale is required to take place within 90 days from the date the buyer exercised its option to purchase the land. There is no guarantee that the sale of land contemplated under the Simsbury Option Agreement will be completed under its current terms, or at all.

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

On June 26, 2018, Griffin entered into an agreement for the purchase of approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4.7 million in cash. On December 5, 2018, Griffin entered into an agreement for the purchase of approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) which is adjacent to the Mecklenburg Land for approximately $0.9 million in cash. If acquired, the Additional Mecklenburg Land is expected to be combined with the Mecklenburg Land to enable Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only. Griffin plans to construct approximately 500,000 square feet of industrial/warehouse space on the Mecklenburg Land and Additional Mecklenburg Land combined parcels.  Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that the purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

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

As of February 28, 2019, Griffin had cash, cash equivalents and short-term investments of approximately $22.7 million. Management believes that its cash, cash equivalents and short-term investments as of February 28, 2019, cash generated from leasing operations and property sales (including the potential approximately $7.7 million property sale contemplated under the Simsbury Option Agreement) and borrowing capacity under the Webster Credit Line will be sufficient to meet its working capital requirements, to fund the construction of 160 and 180 International, to purchase land parcels currently under agreement and fund any construction thereon, to make other investments in real estate assets and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the costs of site work and construction and the expected completion of 160 and 180 International; near-term expectations regarding any potential issuances of securities under the ATM Program or the Universal Shelf, and anticipated uses of any future proceeds from the ATM Program, completion of the land sale under the Simsbury Option Agreement; the purchases of the Lehigh Valley Land, the Mecklenburg Land and the Additional Mecklenburg Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements;  the signing of new and renewal leases; the investment in Griffin’s real estate business and expansion of the industrial/warehouse portion of Griffin’s real estate portfolio; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,”

“expects,”  “may” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2018 filed with the Securities and Exchange Commission on April 5, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I,  Item 1A of Griffin’s Annual Report on Form 10-K/A for the fiscal year ended November 30, 2018 filed with the Securities and Exchange Commission on April 5, 2019.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: April 8, 2019	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 8, 2019	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer