Form 10-Q
period 2019-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2019-07-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0868496
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

641 Lexington Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  (212) 218-7910

______________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GRIF	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at June  28, 2019:  5,072,621

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2019	Nov. 30, 2018
ASSETS
Real estate assets at cost, net	$218,732	$213,621
Cash and cash equivalents	6,966	8,592
Short-term investments	12,000	17,000
Deferred income taxes	1,232	1,556
Real estate assets held for sale	1,037	2,652
Other assets	23,572	20,048
Total assets	$263,539	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$143,537	$145,052
Deferred revenue	8,908	10,599
Accounts payable and accrued liabilities	5,329	3,333
Dividend payable	—	2,279
Other liabilities	9,695	7,378
Total liabilities	167,469	168,641
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,665,544 and 5,635,706 shares issued, respectively, and 5,072,621 and 5,065,173 shares outstanding, respectively	57	56
Additional paid-in capital	113,111	112,071
Retained earnings (deficit)	5,022	(211)
Accumulated other comprehensive (loss) income, net of tax	(1,791)	2,395
Treasury stock, at cost, 592,923 and 570,533 shares, respectively	(20,329)	(19,483)
Total stockholders' equity	96,070	94,828
Total liabilities and stockholders' equity	$263,539	$263,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Rental revenue	$8,421	$8,193	$16,858	$16,373
Revenue from property sales	8,660	898	9,526	1,023
Total revenue	17,081	9,091	26,384	17,396

Operating expenses of rental properties	2,419	2,412	5,084	5,089
Depreciation and amortization expense	2,939	2,889	5,881	5,707
General and administrative expenses	1,809	1,836	3,899	3,973
Costs related to property sales	1,009	55	1,823	144
Total expenses	8,176	7,192	16,687	14,913

Gain on insurance recovery	126	—	126	—
Operating income	9,031	1,899	9,823	2,483

Interest expense	(1,618)	(1,547)	(3,268)	(3,079)
Investment income	89	11	181	26
Income (loss) before income tax provision	7,502	363	6,736	(570)
Income tax provision	(1,683)	(32)	(1,503)	(822)
Net income (loss)	$5,819	$331	$5,233	$(1,392)

Basic net income (loss) per common share	$1.15	$0.07	$1.03	$(0.28)

Diluted net income (loss) per common share	$1.14	$0.07	$1.03	$(0.28)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net income (loss)	$5,819	$331	$5,233	$(1,392)

Other comprehensive (loss) income, net of tax:
Reclassifications included in net income (loss)	26	146	68	338
Unrealized (loss) gain on cash flow hedges	(2,754)	7	(4,254)	1,956
Total other comprehensive (loss) income, net of tax	(2,728)	153	(4,186)	2,294
Total comprehensive income	$3,091	$484	$1,047	$902

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2019 and 2018

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Stock-based compensation expense	—	—	178	—	—	—	178
Exercise of stock options, including tax benefit of $46 and shares tendered related to stock options exercised and tax withholdings	36,823	1	1,208	—	—	(721)	488
Net loss	—	—	—	(1,392)	—	—	(1,392)
Total other comprehensive income, net of tax	—	—	—	—	2,294	—	2,294
Balance at May 31, 2018	5,577,852	$56	$110,156	$2,329	$1,974	$(19,015)	$95,500

Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	184	—	—	—	184
Exercise of stock options, including tax benefit of $59 and shares tendered related to stock options exercised and tax withholdings	29,838	1	856	—	—	(846)	11
Net income	—	—	—	5,233	—	—	5,233
Total other comprehensive loss, net of tax	—	—	—	—	(4,186)	—	(4,186)
Balance at May 31, 2019	5,665,544	$57	$113,111	$5,022	$(1,791)	$(20,329)	$96,070

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Operating activities:
Net income (loss)	$5,233	$(1,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of properties	(7,703)	(879)
Depreciation and amortization	5,881	5,707
Deferred income taxes	1,503	822
Stock-based compensation expense	184	178
Amortization of debt issuance costs	146	146
Gain on insurance settlement	(126)	—
Payment of employee withholding taxes on options exercised	(87)	—
Amortization of terminated swap agreement	31	112
Changes in assets and liabilities:
Other assets	724	1,577
Accounts payable and accrued liabilities	(683)	(879)
Deferred revenue	(1,691)	(1,982)
Other liabilities	61	241
Net cash provided by operating activities	3,473	3,651

Investing activities:
Proceeds from sales of properties, net of expenses	9,188	998
Proceeds from sales of properties deposited in escrow	(7,628)	(754)
Additions to real estate assets	(7,549)	(8,085)
Short-term investments, net	5,000	—
Deferred leasing costs and other	(293)	(239)
Net cash used in investing activities	(1,282)	(8,080)

Financing activities:
Dividends paid to stockholders	(2,279)	(2,000)
Principal payments on mortgage loans	(1,924)	(13,572)
Proceeds from mortgage and construction loans	288	18,781
Proceeds from exercise of stock options	98	527
Payment of debt issuance costs	—	(558)
Other	—	(39)
Net cash (used in) provided by financing activities	(3,817)	3,139
Net decrease in cash and cash equivalents	(1,626)	(1,290)
Cash and cash equivalents at beginning of period	8,592	30,068
Cash and cash equivalents at end of period	$6,966	$28,778

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

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2018 (“fiscal 2018”) included in Griffin’s Annual Report on Form 10-K/A filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2019. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2018 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At May 31, 2019 and November 30, 2018, $5,553 and $4,980, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheet were held in cash equivalents. Griffin’s short-term investments are comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States government or its sponsored agencies and are accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. Interest on repurchase agreements is reflected as interest receivable that is included in other assets.

As of May 31, 2019, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on the benchmark interest rates. The changes in the fair values of Griffin’s interest rate swap agreements are recorded as components of Accumulated Other Comprehensive (Loss) Income (“AOCI”) in stockholders’ equity to the extent they are effective. Any ineffective portions of the changes in the fair values of these instruments would be recorded as interest expense or interest income.

The results of operations for the three months ended May 31, 2019 (the “2019 second quarter”) and the six months ended May 31, 2019 (the “2019 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended May 31, 2018 are referred to herein as the “2018 second quarter” and “2018 six month period,” respectively.

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

Griffin concluded that it has two material revenue streams: (i) rental revenue; and (ii) revenue from property sales. As noted above, rental revenue is not subject to ASU No. 2014-09 because it is subject to the guidance of FASB ASC Topic 840, Leases. Revenue from property sales was evaluated based on the criteria established under ASU No. 2014-09, which served as the basis for the accounting analysis and documentation as it relates to the impact of ASU No. 2014-09. Griffin determined that there was no change in the recognition of revenue from property sales upon adoption of ASU No. 2014-09. In cases where there are no further performance obligations, Griffin recognizes revenue from property sales at the time of closing. Griffin adopted the modified retrospective method for ASU No. 2014-09 when it became effective for Griffin on December 1, 2018. As there was no change to its recognition of revenue, Griffin did not record a cumulative effect adjustment to its consolidated balance sheet at the time of adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. ASU No. 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU No. 2016-09 became effective for Griffin in the three months ended February 28, 2018 (the “2018 first quarter”).  Griffin recorded a deferred tax asset of $879 with a corresponding increase in retained earnings upon adoption. The adoption of ASU No. 2016-09 did not affect the classification of any current awards and did not have a retrospective impact on Griffin’s cash flows as no tax benefits from stock options were recognized in the periods presented. As part of the adoption of ASU No. 2016-09, Griffin is continuing its policy of estimating the forfeiture rate of options.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under FASB ASC Topic 840, “Leases.” In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors,” which provides clarification on implementation issues associated with adopting ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements,” which clarifies the determination of fair value of an underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases and transition issues related to Topic 250, Accounting Changes and Error Corrections.  ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 will become effective for Griffin in the fiscal year ended November 30, 2020 (“fiscal 2020”) using a modified retrospective approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption are allowed. Griffin is evaluating the impact that the application of ASU No. 2016-02 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provides clarification on implementation issues associated with adopting ASU No. 2017-12. ASU No. 2017-12 and ASU No. 2019-04 will each become effective for Griffin in fiscal 2020. Griffin does not expect the application of either of ASU No. 2017-12 or ASU No. 2019-04 to have an impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in the fiscal year ended November 30, 2021 (“fiscal 2021”). Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge

Accounting Purposes.” ASU No. 2018-16 permits the use of the Swap OIS Rate (“OIS Rate”) based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12 (see above), the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. Griffin intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective. Griffin does not expect the application of ASU No. 2018-16 to have an impact on its consolidated financial statements.

There are various other Updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. Griffin does not expect the application of any of these other Updates to have an impact on its consolidated financial statements.

2.    Fair Value

Griffin applies the provisions of ASC 820, which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

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

During the 2019 six month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	May 31, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$17	$—
Interest rate swap liabilities	$—	$2,312	$—

	November 30, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$3,157	$—
Interest rate swap liabilities	$—	$56	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2019		November 30, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$6,966	$6,966	$8,592	$8,592
Short-term investments	2	$12,000	$12,000	$17,000	$17,000
Interest rate swap assets	2	$17	$17	$3,157	$3,157
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$143,537	$143,059	$145,052	$144,712
Interest rate swap liabilities	2	$2,312	$2,312	$56	$56

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, sale proceeds held in escrow (see Note 7), lease receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the mortgage and construction loans, net of debt issuance costs, are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage and construction loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	May 31, 2019	Nov. 30, 2018
Land		$21,961	$21,961
Land improvements	10 to 30 years	38,330	38,280
Buildings and improvements	10 to 40 years	204,763	204,258
Tenant improvements	Shorter of useful life or terms of related lease	29,087	29,163
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		10,020	562
Development costs		13,511	13,443
		328,630	318,625
Accumulated depreciation		(109,898)	(105,004)
		$218,732	$213,621

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Depreciation expense	$2,599	$2,457	$5,190	$4,859

Capitalized interest	$87	$94	$129	$132

Real estate assets held for sale consist of:

	May 31, 2019	Nov. 30, 2018
Land	$30	$1,645
Development costs	1,007	1,007
	$1,037	$2,652

On May 3, 2019, Griffin closed on the sale of approximately 280 acres (the “Simsbury Land Sale”) of undeveloped land in Simsbury, Connecticut. Griffin received cash proceeds of $7,700, before transaction costs, and recorded a pretax gain of $7,349 on the Simsbury Land Sale. The buyer plans to use the land to generate solar electricity. The net cash proceeds, after transaction costs, of $7,626 from the Simsbury Land Sale were deposited into escrow for the acquisition of a replacement property in a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes.

On December 26, 2018, Griffin closed on the sale of development rights for approximately 116 acres (the “East Windsor Land”) of undeveloped land in East Windsor, Connecticut. Griffin received cash proceeds of $866, before transaction costs, and recorded a pretax gain of $52 on the sale of the development rights. On April 1, 2019, Griffin closed on the sale of the East Windsor Land for $700, before transaction costs, and recorded a pretax gain of $42 on the sale of the land. The gain on the development rights and the gain on the subsequent sale of the land were not significant as the cost basis of the East Windsor Land was relatively high.

On April 26, 2018, Griffin closed on the sale of approximately 49 acres (the “Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts. Griffin received cash proceeds of $850, before transaction costs, and recorded a pretax gain of $794 on the Southwick Land Sale. The net cash proceeds, after transaction costs, of $847 from the Southwick Land Sale were deposited into escrow for the acquisition of a replacement property in a 1031 Like-Kind Exchange. On July 18, 2018, Griffin closed on the purchase of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina for a purchase price of $2,600, before transaction costs, as a replacement property under a 1031 Like-Kind Exchange.

The decrease in real estate assets held for sale in the 2019 six month period reflected $1,640 related to the land sales that closed, partially offset by $25 that was reclassified from real estate assets to real estate assets held for sale related to those sales.

4.    Mortgage and Construction Loans

Griffin’s mortgage and construction loans consist of:

	May 31, 2019	Nov. 30, 2018
3.91%, due January 27, 2020 *	$3,276	$3,345
4.72%, due October 3, 2022 *	4,224	4,273
4.39%, due January 2, 2025 *	19,389	19,674
4.17%, due May 1, 2026 *	13,301	13,487
3.79%, November 17, 2026 *	25,055	25,402
4.39%, due August 1, 2027 *	10,160	10,284
3.97%, due September 1, 2027	11,787	11,898
4.57%, due February 1, 2028 *	18,275	18,482
5.09%, due July 1, 2029	5,951	6,172
5.09%, due July 1, 2029	4,169	4,324
4.33%, due August 1, 2030	16,808	16,978
Nonrecourse mortgage loans	132,395	134,319
Debt issuance costs	(1,614)	(1,723)
Nonrecourse mortgage loans, net of debt issuance costs	130,781	132,596

4.51% construction loan	13,130	12,842
Debt issuance costs	(374)	(386)
Construction loan, net of debt issuance costs	12,756	12,456

Mortgage and construction loans, net of debt issuance costs	$143,537	$145,052

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.31% as of May 31, 2019 and November 30, 2018.  As of May 31, 2019, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2019 and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2019 six month period, Griffin recognized a loss, included in other comprehensive income, before taxes of $5,365 on its interest rate swap agreements. In the 2018 six month period, Griffin recognized a gain, included in other comprehensive income, before taxes of $2,942 on its interest rate swap agreements. As of May 31, 2019,  $166 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of May 31, 2019, the net fair value of Griffin’s interest rate swap agreements was a net liability of $2,295, with $17 included in other assets and $2,312 included in other liabilities on Griffin’s consolidated balance sheet.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), that provided a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease with one tenant for the entire building. In the fiscal 2018 fourth quarter, 220 Tradeport was completed and the lease commenced. In the 2019 second quarter, rental payments from the tenant began. Griffin intends to convert the State Farm Loan to a fifteen year nonrecourse permanent mortgage loan and draw down the remaining funds available under the State Farm Loan, which is expected to take place in fiscal 2019. Under the terms of the State Farm Loan, the interest rate on the loan is 4.51%

during both the construction phase and for the term of the permanent mortgage. Monthly principal payments, which begin after conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased up to $14,288 if certain additional improvements are made to 220 Tradeport.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”) for $18,781.  The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet in addition to 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017.  Griffin received proceeds of $7,000 (before transaction costs), net of $11,781 used to refinance the existing mortgage loan with People’s Bank. The 2018 People’s Mortgage has a  ten year term with monthly principal payments based on a twenty-five  year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing interest rate swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

5.     Revolving Credit Agreement

Griffin has a $15,000 revolving credit line (the “Webster Credit Line”) with Webster Bank that is scheduled to expire on July 31, 2019. Interest on borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of May 31, 2019, the Webster Credit Line secured certain unused standby letters of credit aggregating $639 that are related to Griffin's development activities.

On June 25, 2019, Griffin and Webster Bank agreed to terms on an extension of the Webster Credit Line and also agreed to terms for an additional credit line of $15,000 to be used to finance property acquisitions (the “Acquisition Credit Line”). The terms for the extension of the Webster Credit Line include increasing the borrowing capacity to $19,500 and adding an approximately 31,000 square foot industrial/warehouse building to the collateral for the Webster Credit Line. The Acquisition Credit Line would be available only to fund acquisitions of real estate assets and would be unsecured. If permanent financing on properties acquired using funds drawn on the Acquisition Credit Line is not obtained within 135 days from the date the properties are acquired, a first mortgage would be placed on the properties acquired. Both the Webster Credit Line extension and the Acquisition Credit Line will have two year terms with Griffin having an option to extend each agreement for one additional year. There is no guarantee that definitive loan agreements for the extension of the Webster Credit Line and the Acquisition Credit Line will completed under their current terms, or at all.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net income (loss)	$5,819	$331	$5,233	$(1,392)

Weighted average shares outstanding for computation of basic per share results	5,067,000	5,006,000	5,066,000	5,003,000
Incremental shares from assumed exercise of Griffin stock options (a)	40,000	57,000	31,000	—
Adjusted weighted average shares for computation of diluted per share results	5,107,000	5,063,000	5,097,000	5,003,000

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

Griffin Stock Option Plan

Stock options are granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (as amended, the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at an exercise price not less than fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2019 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin directors:

For the Six Months Ended
	May 31, 2019		May 31, 2018
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,946	$12.87	5,195	$14.41

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Expected volatility	30.9%	30.5%
Risk free interest rates	2.3%	3.0%
Expected option term (in years)	8.5	8.5
Annual dividend yield	1.2%	1.1%

Number of option holders at May 31, 2019	26

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Compensation expense	$94	$88	$184	$178

Related tax benefit	$13	$13	$26	$26

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of May 31, 2019, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2019	$120
Fiscal 2020	$157
Fiscal 2021	$43

A summary of the activity under the 2009 Stock Option Plan is as follows:

	For the Six Months Ended
	May 31, 2019		May 31, 2018
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	224,001	$28.20	333,762	$29.22
Granted	5,946	$36.99	5,195	$38.48
Exercised	(29,838)	$28.71	(36,823)	$32.81
Forfeited	(2,788)	$35.86	(20,279)	$33.78
Outstanding at end of period	197,321	$28.28	281,855	$28.60

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	May 31, 2019	Exercise Price	(in years)	Value
$23.00 - $28.00	115,137	$26.76	6.7	$1,196
$28.00 - $32.00	70,212	$29.33	3.4	549
$32.00 - $39.00	11,972	$36.74	8.6	11
	197,321	$28.28	5.6	$1,756

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Balance at beginning of period	$2,395	$(284)
Other comprehensive (loss) income before reclassifications	(4,254)	1,956
Amounts reclassified	68	338
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	—	(36)
Net activity for other comprehensive (loss) income	(4,186)	2,258
Balance at end of period	$(1,791)	$1,974

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended
	May 31, 2019			May 31, 2018
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income:
Loss on cash flow hedges (interest expense)	$33	$(7)	$26	$187	$(41)	$146

Change in other comprehensive (loss) income:
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(3,530)	776	(2,754)	9	(2)	7

Other comprehensive (loss) income	$(3,497)	$769	$(2,728)	$196	$(43)	$153

	For the Six Months Ended
	May 31, 2019			May 31, 2018
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income (loss):
Loss on cash flow hedges (interest expense)	$88	$(20)	$68	$431	$(93)	$338

Change in other comprehensive (loss) income:
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(5,453)	1,199	(4,254)	2,511	(555)	1,956

Other comprehensive (loss) income	$(5,365)	$1,179	$(4,186)	$2,942	$(648)	$2,294

Cash Dividend

Griffin did not declare a cash dividend in either of the 2019 six month period or 2018 six month period. During the 2019 six month period, Griffin paid $2,279 for the cash dividend declared in the 2018 fourth quarter. During the 2018 six month period, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter.

7.    Supplemental Financial Statement Information

Investments

As of May 31, 2019, Griffin held $12,000 of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated balance sheet. The repurchase agreements are with Webster Bank and are collateralized by securities issued by the U.S. government or its sponsored agencies. The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. As of May 31, 2019, Griffin’s repurchase agreements had a weighted average maturity of approximately 70 days with no maturities longer than six months. Griffin did not have any short-term investments in the 2018 six month period.

Other Assets

Griffin's other assets are comprised of the following:

	May 31, 2019	Nov. 30, 2018
Sale proceeds held in escrow	$7,628	$—
Deferred rent receivable	5,882	5,602
Deferred leasing costs, net	4,138	4,355
Deposits	1,477	1,072
Intangible assets, net	1,251	1,399
Prepaid expenses	909	2,780
Mortgage escrows	808	452
Lease receivables from tenants	687	407
Registration statement costs	281	281
Furniture, fixtures and equipment, net	223	245
Interest rate swap assets	17	3,157
Deferred financing costs related to the Webster Credit Line	8	33
Other	263	265
Total other assets	$23,572	$20,048

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	May 31, 2019	Nov. 30, 2018
Accrued construction costs and retainage	$3,609	$832
Accrued interest payable	556	555
Accrued salaries, wages and other compensation	412	931
Trade payables	320	380
Accrued lease commissions	38	136
Other	394	499
Total accounts payable and accrued liabilities	$5,329	$3,333

Other Liabilities

Griffin's other liabilities are comprised of the following:

	May 31, 2019	Nov. 30, 2018
Deferred compensation plan	$5,228	$5,145
Interest rate swap liabilities	2,312	56
Prepaid rent from tenants	1,358	1,134
Security deposits of tenants	548	533
Conditional asset retirement obligations	171	171
Land sale deposits	—	260
Other	78	79
Total other liabilities	$9,695	$7,378

Supplemental Cash Flow Information

In the 2019 six month period, Griffin received 22,390 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $846, and did not affect Griffin’s cash.

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

Accounts payable and accrued liabilities related to additions to real estate assets increased by $2,777 and $4,584 in the 2019 six month period and 2018 six month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
$1,600	$1,496	$3,219	$2,929

Included in deferred leasing costs and other on the Statement of Cash Flows for the 2019 six month period are net proceeds of $126 from an insurance settlement.

Income Taxes

Griffin’s income tax provision was $1,503 in the 2019 six month period as compared to $822 in the 2018 six month period. The 2019 six month period income tax provision included $1,562 related to the 2019 six month period pretax income of $6,736, reflecting an effective tax rate of 23.2%, and an income tax benefit of $59 for the exercise of stock options. The income tax provision in the 2018 six month period included a charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 six month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 six month period was an income tax benefit of $133 based on the 2018 six month period pretax loss of $570, reflecting an effective tax rate of 23.3%, and an income tax benefit of $46 for the exercise of stock options.

Griffin’s federal income tax returns for fiscal 2016 and fiscal 2017 are open to examination by the Internal Revenue Service.

8.    Commitments and Contingencies

As of May 31, 2019, Griffin had committed purchase obligations of approximately $7,732, principally related to the completion of construction of two industrial/warehouse buildings totaling approximately 283,000 square feet in Concord, North Carolina, as well as improvements at other Griffin properties.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3,600 in cash to $3,100 in cash. During the process of obtaining government approvals to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land, it was determined that certain wetlands could not be disturbed, thereby reducing the size of the potential industrial/warehouse building on the site. Griffin currently is evaluating the feasibility of developing a smaller building on the site and negotiating with the seller regarding a reduction to the $3,100 purchase price to reflect the lower development potential for the Lehigh Valley Land. The closing of this purchase is subject to several conditions, including reaching an agreement with the seller on a revised purchase price and determining the potential receipt of the required governmental approvals for Griffin’s revised development plans for the Lehigh Valley Land. There is no guarantee that Griffin and the seller will reach an agreement on a revised purchase price or that this transaction will be completed under revised terms, or at all.

On June 26, 2018, Griffin entered into an agreement to purchase approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4,700 in cash. On December 5, 2018, Griffin entered into an agreement to purchase approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) that is adjacent to the Mecklenburg Land for approximately $900 in cash. If acquired, the Additional Mecklenburg Land would be combined with the Mecklenburg Land, enabling Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only. Griffin plans to construct approximately 500,000 square feet of industrial/warehouse space on the Mecklenburg Land and Additional Mecklenburg Land combined parcels.  Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after May 31, 2019, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended May 31, 2019, other than the disclosures herein.

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

The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2018 (“fiscal 2018”) included in Griffin’s Annual Report on Form 10-K/A as filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2019 (“Form 10-K”).

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2019 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2018.

Summary

For the three months ended May 31, 2019 (the “2019 second quarter”), Griffin had net income of approximately $5.8 million as compared to net income of approximately $0.3 million for the three months ended May 31, 2018 (the “2018 second quarter”). The approximately $5.5 million increase in net income in the 2019 second quarter, as compared to the 2018 second quarter, principally reflected an approximately $7.1 million increase in operating income and an approximately $0.1 million increase in investment income in the 2019 second quarter, as compared to the 2018 second quarter, partially offset by an approximately $0.1 million increase in interest expense and an approximately $1.6 million increase in income tax expense in the 2019 second quarter, as compared to the 2018 second quarter.

The approximately $7.1 million increase in operating income in the 2019 second quarter, as compared to the 2018 second quarter, principally reflected an approximately $6.8 million increase in gains on property sales (revenue from property sales less costs related to property sales), an approximately $0.2 million increase in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties, and an approximately $0.1 million gain from an insurance recovery in the 2019 second quarter, partially offset by an approximately $0.1 million increase in depreciation and amortization expense in the 2019 second quarter as compared to the 2018 second quarter. General and administrative expenses were essentially unchanged in the 2019 second quarter, as compared to the 2018 second quarter. The increase in gains from property sales principally reflected a  pretax gain of approximately $7.4 million from the closing of the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”). The increase in Leasing NOI principally reflected higher rental revenue as a

1Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior years, Griffin referred to this metric as “profit from leasing activities.” In fiscal 2019, Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

result of more space under lease in the 2019 second quarter than the 2018 second quarter, driven by the commencement in the three months ended November 30, 2018 (the “2018 fourth quarter”) of the full building lease of 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot build-to-suit industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut. The higher depreciation and amortization expense principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2018 second quarter. The gain from an insurance recovery reflected the settlement of an insurance claim for storm damage to Griffin’s nursery farm in Quincy, Florida (the “Florida Farm”) that had been leased to a grower of landscape nursery products.  The higher interest expense principally reflected the higher amount of mortgage loans outstanding in the 2019 second quarter, as compared to the 2018 second quarter. The higher income taxes principally reflected the higher pretax income in the 2019 second quarter, as compared to the 2018 second quarter.

For the six months ended May 31, 2019 (the “2019 six month period”), Griffin had net income of approximately $5.2 million as compared to a net loss of approximately $1.4 million for the six months ended May 31, 2018 (the “2018 six month period”). The net income in the 2019 six month period, as compared to the net loss in the 2018 six month period, principally reflected an approximately $7.3 million increase in operating income and an approximately $0.2 million increase in investment income in the 2019 six month period, as compared to the 2018 six month period, partially offset by an approximately $0.2 million increase in interest expense and an approximately $0.7 million increase in income tax expense in the 2019 six month period, as compared to the 2018 six month period.

The approximately $7.3 million increase in operating income in the 2019 six month period, as compared to the 2018 six month period, principally reflected an approximately $6.8 million increase in gains on property sales, an approximately $0.5 million increase in Leasing NOI, an approximately $0.1 million decrease in general and administrative expenses and an approximately $0.1 million gain from an insurance recovery in the 2019 six month period, partially offset by an approximately $0.2 million increase in depreciation and amortization expense in the 2019 six month period, as compared to the 2018 six month period. The increase in gains from property sales in the 2019 six month period, as compared to the 2018 six month period, principally reflected the pretax gain from the Simsbury Land Sale. The increase in Leasing NOI principally reflected higher rental revenue in the 2019 six month period as a result of more space under lease in the 2019 six month period than the 2018 six month period, driven by the full building lease for 220 Tradeport that commenced in the 2018 fourth quarter. The lower general and administrative expenses in the 2019 six month period, as compared to the 2018 six month period, principally reflected the 2018 six month period including an approximately $0.1 million expense for the removal of structures that remained on Griffin’s land holdings from the tobacco growing operations of former affiliates of Griffin. The gain from an insurance recovery reflected the settlement of the insurance claim for storm damage to the Florida Farm. The higher depreciation and amortization expense in the 2019 six month period, as compared to the 2018 six month period, principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2018 six month period.

The higher interest expense in the 2019 six month period, as compared to the 2018 six month period, principally reflected the higher amount of mortgage loans outstanding in the 2019 six month period as compared to the 2018 six month period. The approximately $1.5 million income tax provision in the 2019 six month period related entirely to the 2019 six month period pretax income of approximately $6.7 million. The approximately $0.8 million income tax provision in the 2018 six month period reflected an approximately $1.0 million charge for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that became effective for Griffin in the three months ended February 28, 2018 (the “2018 first quarter”), partially offset by an approximately $0.2 million income tax benefit related to the fiscal 2018 six month period pretax loss of approximately $0.6 million and the benefit from stock options exercised in the 2018 six month period. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 six month period income tax provision.

Results of Operations

2019 Second Quarter Compared to 2018 Second Quarter

Total revenue increased from approximately $9.1 million in the 2018 second quarter to approximately $17.1 million in the 2019 second quarter, reflecting increases in revenue from property sales and rental revenue of approximately $7.8 million and $0.2 million, respectively.

Revenue from property sales of approximately $8.7 million in the 2019 second quarter principally reflected approximately $7.7 million from the Simsbury Land Sale, which generated a pretax gain of approximately $7.4 million, and approximately $0.7 million from the sale of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”). The Simsbury Land Sale closed after the buyer procured the required entitlements and approvals for its planned development of a facility to generate solar electricity on the land acquired. Revenue from property sales of approximately $0.9 million in the 2018 second quarter principally reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”). Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $8.4 million in the 2019 second quarter from approximately $8.2 million in the 2018 second quarter. The approximately $0.2 million increase in rental revenue in the 2019 second quarter, as compared to the 2018 second quarter, was principally due to: (a) approximately $0.4 million of rental revenue from 220 Tradeport; and (b) an increase of approximately $0.1 million in rental revenue from leasing previously vacant space subsequent to the 2018 second quarter; partially offset by (c) a decrease of approximately $0.3 million in rental revenue from leases that expired or terminated subsequent to the 2018 second quarter, including approximately $0.1 million as a result of the early termination, in the 2018 fourth quarter, of the Florida Farm lease due to the former tenant’s bankruptcy filing. Leasing NOI for the 2019 second quarter increased to approximately $6.0 million from approximately $5.8 million in the 2018 second quarter as a result of the increase in rental revenue in the 2019 second quarter, as compared to the 2018 second quarter.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Square
	Square	Footage	Percentage
	Footage	Leased	Leased
As of May 31, 2018	3,710,000	3,478,000	94%
As of November 30, 2018	4,078,000	3,777,000	93%
As of May 31, 2019	4,078,000	3,751,000	92%

The increase in total square footage of approximately 368,000 square feet from May 31, 2018 to November 30, 2018 was due to the completion in the 2018 fourth quarter of 220 Tradeport and 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania, that was built on speculation. 6975 Ambassador is not yet leased. The approximately 26,000 square foot decrease in space leased as of May 31, 2019, as compared to November 30, 2018, reflected a lease of approximately 23,000 square feet of industrial/warehouse space in NE Tradeport that expired and was not renewed and a reduction of approximately 9,000 square feet as a result of a tenant relocation, partially offset by leasing approximately 7,000 square feet of previously vacant office/flex space. The tenant relocation reflected a tenant that leased a total of approximately 34,000 square feet in two of Griffin’s multi-story office buildings in Griffin Center in Windsor, Connecticut under leases scheduled to expire on July 31, 2019, and entered into a new six-year lease for approximately 25,000 square feet in one of those Griffin Center office buildings.

As of May 31, 2019, Griffin’s approximately 3,645,000 square feet of industrial/warehouse space (89% of Griffin’s total square footage), comprised of approximately 2,051,000 square feet in the north submarket of Hartford, Connecticut, 1,317,000 square feet in the Lehigh Valley and approximately 277,000 square feet in the Charlotte, North Carolina area were 94% leased. The only significant vacancies of industrial/warehouse space were 6975 Ambassador and approximately 71,000 square feet in NE Tradeport.

In the 2018 fourth quarter, Griffin commenced construction, on speculation, of two industrial/warehouse buildings (“160 and 180 International”) aggregating approximately 283,000 square feet on a land parcel in Concord, North Carolina (the “Concord Land”) in the greater Charlotte area, that was purchased in fiscal 2018. Upon completion of 160 and 180 International, expected in the second half of fiscal 2019, Griffin’s total real estate portfolio is expected to be approximately 4,361,000 square feet, with expected industrial/warehouse space of approximately 3,928,000 square feet (90% of Griffin’s total square footage).

The 2019 second quarter industrial/warehouse market activity in the north submarket Hartford was muted, whereas the Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained relatively strong through the 2019 second quarter. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (11% of Griffin’s total square footage) and located entirely in the north submarket of Hartford, were approximately 72% leased as of May 31, 2019. The office/flex market where Griffin’s space is located remained weak through the 2019 second quarter.

Operating expenses of rental properties of approximately $2.4 million in the 2019 second quarter were essentially unchanged from the 2018 second quarter. Approximately $0.1 million of operating expenses at 220 Tradeport and 6975 Ambassador, the two buildings that were placed in service in the 2018 fourth quarter, were offset by an approximately $0.1 million net reduction in operating expenses across all other properties.

Depreciation and amortization expense of approximately $2.9 million in the 2019 second quarter was essentially unchanged from the 2018 second quarter. Approximately $0.2 million of depreciation and amortization expense related to 220 Tradeport and 6975 Ambassador in the 2019 second quarter was offset by a decrease of approximately $0.2 million of depreciation and amortization expense across all other properties as a result of certain real estate assets becoming fully depreciated and certain deferred leasing costs becoming fully amortized prior to the 2019 second quarter.

General and administrative expenses in the 2019 second quarter were essentially unchanged from the 2018 second quarter. An approximately $0.1 million decrease in expenses related to Griffin’s non-qualified deferred compensation plan was offset by an approximately $0.1 million increase in all other general and administrative expenses. The decrease in expenses related to the non-qualified deferred compensation plan reflected the effect of lower stock market performance on participant balances in the 2019 second quarter, as compared to the 2018 second quarter, which resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2019 second quarter, as compared to the 2018 second quarter.

 Operating income in the 2019 second quarter also included a gain on an insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of an insurance claim for storm damage to the Florida Farm.

Interest expense increased to approximately $1.6 million in the 2019 second quarter from approximately $1.5 million in the 2018 second quarter. The approximately $0.1 million increase in interest expense in the 2019 second quarter, as compared to the 2018 second quarter, principally reflected an approximately $0.1 million increase in interest expense on the State Farm Loan (as defined below) as a result of the higher amount outstanding thereunder in the 2019 second quarter, as compared to the 2018 second quarter.

Investment income of approximately $0.1 million in the 2019 second quarter principally reflected earnings on Griffin’s short-term investments (repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States government or its sponsored agencies). Griffin did not have any short-term investments in the 2018 second quarter.

The income tax provision of approximately $1.7 million in the 2019 second quarter, as compared to less than $0.1 million in the 2018 second quarter, principally reflected an increase in pretax income from approximately $0.4 million in the 2018 second quarter to approximately $7.5 million in the 2019 second quarter. The effective tax rate of 22.4% reflects the federal statutory rate of 21% adjusted for state income taxes and the tax benefit of stock options exercised.

2019 Six Month Period Compared to 2018 Six Month Period

Total revenue increased from approximately $17.4 million in the 2018 six month period to approximately $26.4 million in the 2019 six month period, reflecting increases in revenue from property sales and rental revenue of approximately $8.5 million and $0.5 million, respectively.

Revenue from property sales of approximately $9.5 million in the 2019 six month period principally reflected approximately $7.7 million from the Simsbury Land Sale, which generated a pretax gain of approximately $7.4 million, and a total of approximately $1.6 million from the sales of the East Windsor Land and its development rights in two separate transactions. Revenue from property sales of approximately $1.0 million in the 2018 six month period principally reflected approximately $0.8 million from the Southwick Land Sale and approximately $0.1 million from the sale of a residential lot at Stratton Farms, Griffin’s residential subdivision in Suffield, Connecticut.  Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $16.9 million in the 2019 six month period from approximately $16.4 million in the 2018 six month period. The approximately $0.5 million increase in rental revenue in the 2019 six month period, as compared to the 2018 six month period, was principally due to: (a) approximately $0.8 million of rental revenue from 220 Tradeport; and (b) an increase of approximately $0.2 million in rental revenue from leasing previously vacant space; partially offset by (c) a decrease of approximately $0.5 million in rental revenue from leases that expired or terminated subsequent to the 2018 six month period, including approximately $0.2 million as a result of the early termination of the Florida Farm lease. Leasing NOI for the 2019 six month period increased to approximately $11.8 million from approximately $11.3 million in the 2018 six month period as a result of the increase in rental revenue in the 2019 six month period, as compared to the 2018 six month period.

Operating expenses of rental properties of approximately $5.1 million in the 2019 six month period were essentially unchanged from the 2018 six month period.  Approximately $0.2 million of operating expenses at 220 Tradeport and 6975 Ambassador, the two buildings that were placed in service in the 2018 fourth quarter,  were offset by an approximately $0.2 million net reduction in operating expenses across all other rental properties, principally due to lower snow removal expenses in the 2019 six month period as compared to the 2018 six month period.

Depreciation and amortization expense increased to approximately $5.9 million in the 2019 six month period from approximately $5.7 million in the 2018 six month period.  Approximately $0.5 million of depreciation and amortization expense related to 220 Tradeport and 6975 Ambassador in the 2019 six month period was partially offset by a decrease of approximately $0.3 million of depreciation and amortization expense across all other properties as a result of certain real estate assets becoming fully depreciated and certain deferred leasing costs becoming fully amortized prior to the 2019 six month period.

General and administrative expenses decreased to approximately $3.9 million in the 2019 six month period from approximately $4.0 million in the 2018 six month period. The approximately $0.1 million decrease in the 2019 six month period, as compared to the 2018 six month period, principally reflected an expense in the 2018 six month period of approximately $0.1 million for removal of structures that remained on Griffin’s land holdings from the tobacco growing operations of former affiliates of Griffin. All other general and administrative expenses were essentially unchanged in the 2019 six month period as compared to the 2018 six month period.

Operating income in the 2019 six month period also included a gain on insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of the insurance claim for storm damage to the Florida Farm.

Interest expense increased to approximately $3.3 million in the 2019 six month period from approximately $3.1 million in the 2018 six month period. The approximately $0.2 million increase in interest expense in the 2019 six month period, as compared to the 2018 six month period, principally reflected an approximately $0.3 million increase in interest expense on the State Farm Loan as a result of the higher amount outstanding thereunder in the 2019 six month period, as compared to the 2018 six month period, partially offset by a decrease in interest expense of approximately $0.1 million across all other mortgage loans.

Investment income increased to approximately $0.2 million in the 2019 six month period from less than $0.1 million in the 2018 six month period. The approximately $0.2 million increase in investment income in the 2019 six month period, as compared to the 2018 six month period, principally reflected the earnings on Griffin’s short-term investments (repurchase agreements with Webster Bank that are collateralized with securities issued by the United States government or its sponsored agencies). Griffin did not have any short-term investments in the 2018 six month period.

The income tax provision was approximately $1.5 million in the 2019 six month period, as compared to approximately $0.8 million in the 2018 six month period.  The 2019 six month period income tax provision reflected an effective tax rate of 23.2% based on the federal statutory rate of 21% adjusted for state income taxes and the tax benefit of stock options exercised. The income tax provision in the 2018 six month period included a charge of approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in the 2018 six month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 six month period was an income tax benefit of approximately $0.2 million related to the 2018 six month period pretax loss of approximately $0.6 million and stock options exercised in the 2018 six month period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $3.5 million in the 2019 six month period as compared to approximately $3.7 million in the 2018 six month period.  The approximately $0.1 million decrease in net cash provided by operating activities in the 2019 six month period, as compared to the 2018 six month period, principally reflected a net decrease of approximately $0.6 million in cash from changes in assets and liabilities in the 2019 six month period, as compared to the 2018 six month period, substantially offset by an increase in cash of approximately $0.4 million from results of operations as adjusted for noncash expenses, gains on property sales and a gain on an insurance settlement. The increase in cash from results of operations as adjusted for noncash expenses and gains on property sales principally reflected the approximately $0.5 million increase in Leasing NOI2 in the 2019 six month period, as compared to the 2018 six month period.

Net cash used in investing activities was approximately $1.3 million in the 2019 six month period as compared to approximately $8.1 million in the 2018 six month period. The net cash used in investing activities in the 2019 six month period reflected: (a) cash payments of approximately $7.5 million for additions to real estate assets; and (b) cash payments of approximately $0.3 million for deferred leasing costs and other uses; partially offset by (c) $5.0 million of cash from a decrease in short-term investments; and (d)  net cash proceeds of approximately $9.2 million from property sales, partially offset by approximately $7.6 million of proceeds from property sales deposited into escrow at closing for the purchase of a replacement property for a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes.

The approximately $7.5 million of cash payments for additions to real estate assets in the 2019 six month period reflected the following:

New building construction (including site work)	$6.1 million
Tenant and building improvements related to leasing	$1.2 million
Development costs and infrastructure improvements	$0.2 million

Cash payments for new building construction (including site work) in the 2019 six month period included approximately $5.7 million for construction, on speculation, of 160 and 180 International. Griffin expects to spend

2Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior years, Griffin referred to this metric as “profit from leasing activities.” In fiscal 2019, Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

approximately $15.0 million for the site work and construction (excluding tenant improvements) of 160 and 180 International, with expected completion of both buildings in the second half of fiscal 2019. Cash payments for new building construction in the 2019 six month period also included a total of approximately $0.4 million on 220 Tradeport and 6975 Ambassador, which were both completed in the 2018 fourth quarter. The total cost of site work and construction (excluding tenant improvements) of 220 Tradeport and 6975 Ambassador were approximately $13.2 million and approximately $8.1 million, respectively. Cash payments for tenant and building improvements in the 2019 six month period were related to leases signed in the latter part of fiscal 2018 and fiscal 2019. Cash payments of approximately $0.3 million for deferred leasing costs and other uses in the 2019 six month period reflected approximately $0.4 million of cash payments for lease commissions and other costs related to new and renewed leases partially offset by approximately $0.1 million of cash received from the insurance settlement for storm damage to the Florida Farm.

The $5.0 million of cash from short-term investments in the 2019 six month period reflected the net reduction in Griffin’s investment in repurchase agreements with Webster Bank from $17.0 million as of November 30, 2018 to $12.0 million as of May 31, 2019. The weighted average maturity of Griffin’s short-term investments as of May 31, 2019 was approximately 70 days with no maturities longer than six months. The net cash proceeds of approximately $9.2 million from property sales principally reflected the proceeds from the Simsbury Land Sale and the sales of the East Windsor Land and the East Windsor Land development rights (see “Results of Operations – 2019 Second Quarter Compared to 2018 Second Quarter” and “Results of Operations – 2019 Six Month Period Compared to 2018 Six Month Period” above). The approximately $7.6 million of net cash proceeds, after transaction costs, from the Simsbury Land Sale were deposited into escrow at closing for the purchase of a replacement property under a  1031 Like-Kind Exchange.

The net cash of approximately $8.1 million used in investing activities in the 2018 six month period reflected: (a) cash payments of approximately $8.1 million for additions to real estate assets; and (b) cash payments of approximately $0.2 million for deferred leasing costs and other uses; partially offset by (c) net cash proceeds of approximately $1.0 million from property sales less the approximately $0.8 million of proceeds that were deposited into escrow at closing.

The approximately $8.1 million of cash payments for additions to real estate assets in the 2018 six month period reflected the following:

New building construction (including site work)	$5.6 million
Tenant and building improvements related to leasing	$2.1 million
Development costs and infrastructure improvements	$0.2 million
Other	$0.2 million

Cash payments for new building construction (including site work) in the 2018 six month period included approximately $3.2 million for construction of 220 Tradeport, approximately $2.3 million for construction of 6975 Ambassador and approximately $0.1 million for the final payments for the construction of 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building built on speculation in NE Tradeport that was completed in the three months ended November 30, 2017 (the “2017 fourth quarter”) and currently fully leased. Cash payments in the 2018 six month period for tenant and building improvements related to new leases signed in the latter part of the fiscal year ended November 30, 2017 (“fiscal 2017”). Cash payments of approximately $0.2 million in the 2018 six month period for deferred leasing costs and other uses principally reflected purchases of equipment.

The cash proceeds from property sales in the 2018 six month period principally reflected approximately $0.8 million from the Southwick Land Sale and approximately $0.1 million from the sale of a Stratton Farms residential lot. The approximately $0.7 million of proceeds from property sales deposited into escrow reflected the approximately $0.8 million of proceeds from the Southwick Land Sale (used in the second half of fiscal 2018 to purchase the Concord Land as a replacement property to complete a 1031 Like-Kind Exchange) partially offset by approximately $0.1 million of cash proceeds from property sales that were returned from escrow from a land sale in fiscal 2017. The approximately $1.9 million of cash proceeds from that fiscal 2017 land sale were deposited into escrow at closing for the purchase of a replacement property under a 1031 Like-Kind Exchange. Subsequently in fiscal 2017, approximately $1.8 million of those land sale proceeds were used to purchase the Lehigh Valley land site for 6975 Ambassador to complete the 1031 Like-Kind Exchange, with the remaining approximately $0.1 million of proceeds returned to Griffin in the 2018 six month period.

Net cash used in financing activities was approximately $3.8 million in the 2019 six month period as compared to net cash provided by financing activities of approximately $3.1 million in the 2018 six month period. The net cash used in financing activities in the 2019 six month period reflected: (a) a payment of approximately $2.3 million for a dividend on Griffin’s common stock that was declared in the fiscal 2018 fourth quarter and paid in the 2019 six month period; and (b) approximately $1.9 million of recurring principal payments on mortgage loans; partially offset by (c) approximately $0.3 million of proceeds from the State Farm Loan (see below); and (d) approximately $0.1 million of cash received from the exercise of stock options.

Net cash provided by financing activities of approximately $3.1 million in the 2018 six month period reflected proceeds of approximately $18.8 million from a mortgage loan refinancing with People’s United Bank, N.A. (“People’s Bank”) (see below) and approximately $0.5 million of cash received from the exercise of stock options; partially offset by: (a) approximately $13.6 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Griffin’s common stock that was declared in the fiscal 2017 fourth quarter and paid in the 2018 six month period; and (c) approximately $0.6 million of payments for debt issuance costs. The principal payments on mortgage loans included approximately $11.8 million in connection with the mortgage loan refinancing with People’s Bank and approximately $1.8 million of recurring principal payments.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank for approximately $18.8 million. The 2018 People’s Mortgage refinanced an existing mortgage loan with People’s Bank (the “2017 People’s Mortgage”) that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone. Griffin received cash proceeds of $7.0 million (before transaction costs), net of approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022 and would remain in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a $13.8 million construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), to provide a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. As a build-to-suit transaction,  prior to the start of construction, Griffin entered into a twelve and a half year lease for 220 Tradeport. Through May 31, 2019, Griffin had borrowed approximately $13.1 million under the State Farm Loan. Griffin intends to convert the State Farm Loan to a fifteen year nonrecourse permanent mortgage loan and draw down all remaining funds available under the State Farm Loan in the second half of fiscal 2019.  Under the terms of the State Farm Loan, the interest rate on the State Farm Loan is 4.51% during both the construction period and for the term of the permanent mortgage. Monthly principal payments, which begin after the conversion to a nonrecourse permanent mortgage loan, will be based on a twenty-five year amortization schedule. The State Farm Loan may be increased to approximately $14.3 million if certain additional improvements are made to 220 Tradeport.

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

Griffin has a $15.0 million revolving credit line (the “Webster Credit Line”) with Webster Bank that is scheduled to expire on July 31, 2019. Interest on borrowings under the Webster Credit Line are at the one month LIBOR rate plus 2.75%. The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. As of May 31, 2019, the Webster Credit Line secured certain unused standby letters of credit aggregating approximately $0.6 million that are related to Griffin's development activities.

On June 25, 2019, Griffin and Webster Bank agreed to terms for an extension of the Webster Credit Line and also agreed to terms for an additional credit line of $15.0 million to be used to finance property acquisitions (the “Acquisition Credit Line”). The terms for the extension of the Webster Credit Line include increasing the borrowing capacity to $19.5 million and adding an approximately 31,000 square foot industrial/warehouse building to the collateral for the Webster Credit Line. The Acquisition Credit Line would be available only to fund acquisitions of real estate assets and would be unsecured. If permanent financing on properties acquired using funds drawn on the Acquisition Credit Line is not obtained within 135 days from the date the properties are acquired, a first mortgage would be placed on the properties acquired. Both the Webster Credit Line extension and the Acquisition Credit Line will have two year terms with Griffin having an option to extend each agreement for one additional year. There is no guarantee that definitive loan agreements for the extension of the Webster Credit Line and the Acquisition Credit Line will be completed under their current terms, or at all.

With its cash and cash equivalents, short-term investments and availability under the Webster Credit Line, Griffin does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors-Risks Related to Griffin’s Common Stock-Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A “Risk Factors” of Griffin’s Form 10-K.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”). Subsequently, the agreement was amended to reduce the purchase price from $3.6 million in cash to $3.1 million in cash. During the process of obtaining government approvals to construct an approximately 156,000 square foot industrial/warehouse building on the Lehigh Valley Land, it was determined that certain wetlands could not be disturbed, thereby reducing the size of the potential industrial/warehouse building on the site. Griffin currently is evaluating the feasibility of developing a smaller building on the site and negotiating with the seller regarding a reduction to the $3.1 million purchase price to reflect the lower development potential for the Lehigh Valley Land. The closing of this purchase, is subject to several conditions, including reaching an agreement with the seller on a revised purchase price and determining the potential receipt of the  required governmental approvals for Griffin’s revised development plans for the Lehigh Valley Land. There is no guarantee that Griffin and the seller will reach an agreement on a revised purchase price or that this transaction will be completed under revised terms, or at all.

On June 26, 2018, Griffin entered into an agreement to purchase approximately 36 acres of undeveloped land in Mecklenburg County, North Carolina in the greater Charlotte area (the “Mecklenburg Land”) for approximately $4.7 million in cash. On December 5, 2018, Griffin entered into an agreement to purchase approximately 9 acres of undeveloped land (the “Additional Mecklenburg Land”) which is adjacent to the Mecklenburg Land for approximately $0.9 million in cash. If acquired, the Additional Mecklenburg Land is expected to be combined with the Mecklenburg Land to enable Griffin to construct more industrial/warehouse space than could be constructed on the Mecklenburg Land only. Griffin plans to construct approximately 500,000 square feet of industrial/warehouse space on the Mecklenburg

Land and Additional Mecklenburg Land combined parcels.  Closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are subject to several conditions, including obtaining all governmental approvals for Griffin’s development plans. Griffin would only complete the purchase of the Additional Mecklenburg Land if the Mecklenburg Land is acquired. The closings on the purchases of the Mecklenburg Land and the Additional Mecklenburg Land are not anticipated to take place until the third quarter of fiscal 2019. There is no guarantee that the purchases of the Mecklenburg Land and the Additional Mecklenburg Land will be completed under their current terms, or at all.

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

As of May 31, 2019, Griffin had approximately $19.0 million of cash, cash equivalents and short-term investments and approximately $7.6 million of cash proceeds from a property sale held in escrow. Management believes that its cash, cash equivalents, short-term investments, cash proceeds held in escrow, cash generated from leasing operations and borrowing capacity under the Webster Credit Line as of May 31, 2019 will be sufficient to meet its working capital requirements, to complete the construction of 160 and 180 International, to purchase land parcels currently under agreement, to make other investments in real estate assets and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the costs of site work and construction and the expected completion of 160 and 180 International; near-term expectations regarding any potential issuances of securities under the ATM Program or the Universal Shelf, and anticipated uses of any future proceeds from the ATM Program; the purchases of the Lehigh Valley Land, the Mecklenburg Land and the Additional Mecklenburg Land, anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties, including potential revised plans for the Lehigh Valley Land; the conversion of the State Farm Loan to a nonrecourse permanent mortgage loan; the extension of the Webster Credit Line and securing additional financing under the Acquisition Credit Line; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements;  the signing of new and renewal leases; the investment in Griffin’s real estate business and expansion of the industrial/warehouse portion of Griffin’s real estate portfolio; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects,”  “may” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I,  Item 1A of Griffin’s Annual Report on Form 10-K.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: July 9, 2019	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 9, 2019	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Chief Accounting Officer