Form 10-Q
period 2019-08-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2019-10-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at October 4, 2019:  5,072,621

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Aug. 31, 2019	Nov. 30, 2018
ASSETS
Real estate assets at cost, net	$227,909	$213,621
Cash and cash equivalents	4,410	8,592
Short-term investments	9,011	17,000
Deferred income taxes	2,842	1,556
Real estate assets held for sale, net	2,137	2,652
Other assets	21,715	20,048
Total assets	$268,024	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$143,571	$145,052
Deferred revenue	11,897	10,599
Accounts payable and accrued liabilities	4,816	3,333
Dividend payable	—	2,279
Other liabilities	13,271	7,378
Total liabilities	173,555	168,641
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,665,544 and 5,635,706 shares issued, respectively, and 5,072,621 and 5,065,173 shares outstanding, respectively	57	56
Additional paid-in capital	113,132	112,071
Retained earnings (deficit)	6,039	(211)
Accumulated other comprehensive (loss) income, net of tax	(4,430)	2,395
Treasury stock, at cost, 592,923 and 570,533 shares, respectively	(20,329)	(19,483)
Total stockholders' equity	94,469	94,828
Total liabilities and stockholders' equity	$268,024	$263,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
Rental revenue	$8,600	$8,001	$25,458	$24,374
Revenue from property sales	302	—	9,828	1,023
Total revenue	8,902	8,001	35,286	25,397

Operating expenses of rental properties	2,483	2,189	7,567	7,278
Depreciation and amortization expense	2,925	2,743	8,806	8,450
General and administrative expenses	1,668	1,842	5,567	5,815
Costs related to property sales	176	—	1,999	144
Total expenses	7,252	6,774	23,939	21,687

Gain on insurance recovery	—	—	126	—
Operating income	1,650	1,227	11,473	3,710

Interest expense	(1,508)	(1,487)	(4,776)	(4,566)
Investment income	61	49	242	75
Income (loss) before income tax benefit (provision)	203	(211)	6,939	(781)
Income tax benefit (provision)	814	89	(689)	(733)
Net income (loss)	$1,017	$(122)	$6,250	$(1,514)

Basic net income (loss) per common share	$0.20	$(0.02)	$1.23	$(0.30)

Diluted net income (loss) per common share	$0.20	$(0.02)	$1.23	$(0.30)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
Net income (loss)	$1,017	$(122)	$6,250	$(1,514)

Other comprehensive (loss) income, net of tax:
Reclassifications included in net income (loss)	6	97	74	435
Unrealized (loss) gain on cash flow hedges	(2,645)	132	(6,899)	2,088
Total other comprehensive (loss) income, net of tax	(2,639)	229	(6,825)	2,523
Total comprehensive (loss) income	$(1,622)	$107	$(575)	$1,009

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2019 and 2018

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Stock-based compensation expense	—	—	261	—	—	—	261
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	74,554	1	2,383	—	—	(1,189)	1,195
Net loss	—	—	—	(1,514)	—	—	(1,514)
Total other comprehensive income, net of tax	—	—	—	—	2,523	—	2,523
Balance at August 31, 2018	5,615,583	$56	$111,414	$2,207	$2,203	$(19,483)	$96,397

Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	205	—	—	—	205
Exercise of stock options, including tax benefit of $59 and shares tendered related to stock options exercised and tax withholdings	29,838	1	856	—	—	(846)	11
Net income	—	—	—	6,250	—	—	6,250
Total other comprehensive loss, net of tax	—	—	—	—	(6,825)	—	(6,825)
Balance at August 31, 2019	5,665,544	$57	$113,132	$6,039	$(4,430)	$(20,329)	$94,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018
Operating activities:
Net income (loss)	$6,250	$(1,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,806	8,450
Gain on sales of properties	(7,829)	(879)
Deferred income taxes	689	634
Amortization of debt issuance costs	211	224
Stock-based compensation expense	205	261
Gain on insurance recovery	(126)	—
Payment of employee withholding taxes on options exercised	(87)	(39)
Amortization of terminated swap agreement	31	162
Changes in assets and liabilities:
Other assets	(2,623)	(1,950)
Accounts payable and accrued liabilities	(355)	(832)
Deferred revenue	1,298	(1)
Other liabilities	213	480
Net cash provided by operating activities	6,683	4,996

Investing activities:
Additions to real estate assets	(21,805)	(23,667)
Proceeds from sales of properties, net of expenses	9,475	998
Short-term investments, net	7,989	(11,000)
Proceeds from sales of properties (deposited into) returned from escrow, net	(2,217)	91
Deferred leasing costs and other	(462)	(485)
Net cash used in investing activities	(7,020)	(34,063)

Financing activities:
Principal payments on mortgage loans	(2,896)	(14,501)
Dividends paid to stockholders	(2,279)	(2,000)
Proceeds from mortgage and construction loans	1,265	26,806
Proceeds from exercise of stock options	98	1,234
Payment of debt issuance costs	(33)	(568)
Net cash (used in) provided by financing activities	(3,845)	10,971
Net decrease in cash and cash equivalents	(4,182)	(18,096)
Cash and cash equivalents at beginning of period	8,592	30,068
Cash and cash equivalents at end of period	$4,410	$11,972

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

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At August 31, 2019 and November 30, 2018, $3,569 and $4,980, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheet were held in cash equivalents. Griffin’s short-term investments are comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States government or its sponsored agencies and are accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. Interest on repurchase agreements is reflected as interest receivable that is included in other assets.

As of August 31, 2019, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended August 31, 2019 (the “2019 third quarter”) and the nine months ended August 31, 2019 (the “2019 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended August 31, 2018 are referred to herein as the “2018 third quarter” and “2018 nine month period,” respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under current U.S. GAAP. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under FASB ASC Topic 840, “Leases.” In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors,” which provides clarification on implementation issues associated with adopting ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements,” which clarifies the determination of fair value of an underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases and transition issues related to Topic 250, Accounting Changes and Error Corrections. ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 will become effective for Griffin in the fiscal year ending November 30, 2020 (“fiscal 2020”) using a modified retrospective approach for leases in effect as of and after the date of adoption. Early adoption and practical expedients to measure the effect of adoption are allowed. Griffin is evaluating the impact that the application of ASU No. 2016-02 will have on its consolidated financial statements.

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

During the 2019 nine month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$6	$—
Interest rate swap liabilities	$—	$5,736	$—

	November 30, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$3,157	$—
Interest rate swap liabilities	$—	$56	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2019		November 30, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$4,410	$4,410	$8,592	$8,592
Short-term investments	2	$9,011	$9,011	$17,000	$17,000
Interest rate swap assets	2	$6	$6	$3,157	$3,157
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$143,571	$146,300	$145,052	$144,712
Interest rate swap liabilities	2	$5,736	$5,736	$56	$56

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

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Aug. 31, 2019	Nov. 30, 2018
Land		$27,374	$21,961
Land improvements	10 to 30 years	34,005	38,280
Buildings and improvements	10 to 40 years	202,399	204,258
Tenant improvements	Shorter of useful life or terms of related lease	28,827	29,163
Machinery and equipment	3 to 20 years	7,557	10,958
Construction in progress		16,641	562
Development costs		13,502	13,443
		330,305	318,625
Accumulated depreciation		(102,396)	(105,004)
		$227,909	$213,621

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
Depreciation expense	$2,583	$2,399	$7,773	$7,258

Capitalized interest	$160	$206	$289	$338

Real estate assets held for sale consist of:

	Aug. 31, 2019	Nov. 30, 2018
Land	$323	$1,645
Land improvements	4,355	—
Buildings and improvements	2,622	—
Tenant improvements	509	—
Machinery and equipment	3,400	—
Development costs	1,009	1,007
	12,218	2,652
Accumulated depreciation	(10,081)	—
	$2,137	$2,652

On May 3, 2019, Griffin closed on the sale of approximately 280 acres (the “Simsbury Land Sale”) of undeveloped land in Simsbury, Connecticut. Griffin received cash proceeds of $7,700, before transaction costs, and recorded a pretax gain of $7,349 on the Simsbury Land Sale. The buyer plans to use the land to generate solar electricity. The net cash proceeds, after transaction costs, of $7,627 from the Simsbury Land Sale were deposited into escrow and subsequently used for the acquisition (see below) of replacement properties in a like-kind exchange (“1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes.

On July 16, 2019, Griffin closed on the purchase of approximately 36 acres of undeveloped land in Charlotte, North Carolina for $4,725, before transaction costs, and on July 18, 2019, Griffin closed on the purchase of an adjacent approximately 8 acres of undeveloped land for $855, before transaction costs, resulting in a combined land parcel of approximately 44 acres (the “Charlotte Land”).  Both land purchases were replacement properties under a 1031 Like-Kind Exchange for the Simsbury Land Sale. Griffin plans to construct approximately 500,000 square feet of industrial/warehouse space on the Charlotte Land.

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

In the 2019 nine month period, real estate assets held for sale, net, was reduced by $515 reflecting (a) a reduction of $1,741 for property sales that closed, partially offset by (b) an increase of $1,226 from real estate assets, net, being transferred into real estate assets held for sale, net, as a result of entering into agreements to sell such real estate. Included in real estate assets transferred into real estate assets held for sale, net, in the 2019 nine month period were the assets of Griffin’s nursery farm in Quincy, Florida (the “Florida Farm”), the approximately 7,200 square foot restaurant building (the “Restaurant Building”) in Griffin Center in Windsor, Connecticut, and approximately seven acres of undeveloped land in Windsor as Griffin entered into agreements to sell these properties (see Note 9).

4.    Mortgage and Construction Loans

Griffin’s mortgage and construction loans consist of:

	Aug. 31, 2019	Nov. 30, 2018
3.91%, due January 27, 2020 *	$3,241	$3,345
4.72%, due October 3, 2022 *	4,199	4,273
4.39%, due January 2, 2025 *	19,245	19,674
4.17%, due May 1, 2026 *	13,208	13,487
3.79%, due November 17, 2026 *	24,879	25,402
4.39%, due August 1, 2027 *	10,097	10,284
3.97%, due September 1, 2027	11,730	11,898
4.57%, due February 1, 2028 *	18,173	18,482
5.09%, due July 1, 2029	5,839	6,172
5.09%, due July 1, 2029	4,091	4,324
4.33%, due August 1, 2030	16,721	16,978
4.51%, due April 1, 2034	14,107	—
Nonrecourse mortgage loans	145,530	134,319
Debt issuance costs	(1,959)	(1,723)
Nonrecourse mortgage loans, net of debt issuance costs	143,571	132,596

4.51% construction loan	—	12,842
Debt issuance costs	—	(386)
Construction loan, net of debt issuance costs	—	12,456

Mortgage and construction loans, net of debt issuance costs	$143,571	$145,052

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.31% as of August 31, 2019 and November 30, 2018. As of August 31, 2019, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of August 31, 2019 and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2019 nine month period, Griffin recognized a loss, included in other comprehensive income, before taxes of $8,800 on its interest rate swap agreements. In the 2018 nine month period, Griffin recognized a gain, included in other comprehensive income, before taxes of $3,236 on its interest rate swap agreements. As of August 31, 2019, $590 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of August 31, 2019, the net fair value of Griffin’s interest rate swap agreements was a net liability of $5,730, with $6 included in other assets and $5,736 included in other liabilities on Griffin’s consolidated balance sheet.

On March 29, 2018, a subsidiary of Griffin closed on a construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company that provided a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease with one tenant for the entire building. In the fiscal 2018 fourth quarter, 220 Tradeport was completed and the lease commenced. In the 2019 second quarter, rental payments from the tenant began. On August 1, 2019, Griffin converted the State Farm Loan to a nonrecourse permanent mortgage loan of $14,107 that matures on April 1, 2034. Monthly payments of principal and interest started on September 1, 2019. Principal payments on the State Farm Loan are based on a twenty-five year amortization schedule.  Under the terms of the State Farm Loan, the interest rate on the loan remains at 4.51% during the term of the permanent mortgage.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”) for $18,781.  The 2018 People’s Mortgage refinanced a $12,000 nonrecourse mortgage loan with People’s Bank that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet in addition to 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017. Griffin received additional proceeds of $7,000 (before transaction costs), net of $11,781 used to refinance the existing mortgage loan with People’s Bank. The 2018 People’s Mortgage has a  ten year term with monthly principal payments based on a twenty-five  year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing interest rate swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

5.     Revolving Credit Agreement

On September 19, 2019, Griffin executed an amendment (the “Revolving Credit Line Amendment”) to its $15,000 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was originally scheduled to expire on July 31, 2019 (which was extended to September 30, 2019 on July 26, 2019). The Revolving Credit Line Amendment provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022, reduced the interest rate from the one month LIBOR rate plus 2.75% to the one month LIBOR rate plus 2.50%, and increased the amount of the Webster Credit Line from $15,000 to $19,500, while adding an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which included Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. Under the terms of the Revolving Credit Line Amendment, Griffin must maintain: (a) a maximum loan to value ratio of 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5,000; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid, divided by debt service, of at least 1.1 to 1.0. As of August 31, 2019, the Webster Credit Line secured certain unused standby letters of credit aggregating $639 that are related to Griffin's development activities.

On September 19, 2019, Griffin and Webster Bank also entered into an additional credit line of $15,000 to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one month LIBOR rate plus 2.75%. Amounts borrowed under the Acquisition Credit Line are expected to be repaid from proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a fixed charge coverage ratio, calculated the same as under the Revolving Credit Line Amendment, of at least 1.1 to 1.0.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
Net income (loss)	$1,017	$(122)	$6,250	$(1,514)

Weighted average shares outstanding for computation of basic per share results	5,073,000	5,031,000	5,068,000	5,013,000
Incremental shares from assumed exercise of Griffin stock options (a)	40,000	—	34,000	—
Adjusted weighted average shares for computation of diluted per share results	5,113,000	5,031,000	5,102,000	5,013,000

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2019 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to Griffin directors:

For the Nine Months Ended
	Aug. 31, 2019		Aug. 31, 2018
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,946	$12.87	5,195	$14.41

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018
Expected volatility	30.9%	30.5%
Risk free interest rates	2.3%	3.0%
Expected option term (in years)	8.5	8.5
Annual dividend yield	1.2%	1.1%

Number of option holders at August 31, 2019	26

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
Compensation expense	$21	$83	$205	$261

Related tax benefit	$9	$14	$35	$40

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of August 31, 2019, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2019	$57
Fiscal 2020	$149
Fiscal 2021	$39

A summary of the activity under the 2009 Stock Option Plan is as follows:

	For the Nine Months Ended
	August 31, 2019		August 31, 2018
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	224,001	$28.20	333,762	$29.22
Granted	5,946	$36.99	5,195	$38.48
Exercised	(29,838)	$28.71	(74,554)	$31.97
Forfeited	(7,788)	$32.62	(20,279)	$33.78
Outstanding at end of period	192,321	$28.21	244,124	$28.20

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	August 31, 2019	Exercise Price	(in years)	Value
$23.00 - $28.00	115,137	$26.76	6.5	$1,063
$28.00 - $32.00	65,212	$29.21	2.8	442
$32.00 - $39.00	11,972	$36.74	8.3	7
	192,321	$28.21	5.3	$1,512

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Nine Months Ended
	Aug. 31, 2019	Aug. 31, 2018
Balance at beginning of period	$2,395	$(284)
Other comprehensive (loss) income before reclassifications	(6,899)	2,088
Amounts reclassified	74	435
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	—	(36)
Net activity for other comprehensive (loss) income	(6,825)	2,487
Balance at end of period	$(4,430)	$2,203

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended
	August 31, 2019			August 31, 2018
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income:
Loss on cash flow hedges (interest expense)	$8	$(2)	$6	$126	$(29)	$97

Change in other comprehensive (loss) income:
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(3,443)	798	(2,645)	168	(36)	132

Other comprehensive (loss) income	$(3,435)	$796	$(2,639)	$294	$(65)	$229

	For the Nine Months Ended
	August 31, 2019			August 31, 2018
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income (loss):
Loss on cash flow hedges (interest expense)	$96	$(22)	$74	$557	$(122)	$435

Change in other comprehensive (loss) income:
(Decrease) increase in fair value adjustments on Griffin’s cash flow hedges	(8,896)	1,997	(6,899)	2,679	(591)	2,088

Other comprehensive (loss) income	$(8,800)	$1,975	$(6,825)	$3,236	$(713)	$2,523

Cash Dividend

Griffin did not declare a cash dividend in either the 2019 nine month period or the 2018 nine month period. During the 2019 nine month period, Griffin paid $2,279 for the cash dividend declared in the 2018 fourth quarter. During the 2018 nine month period, Griffin paid $2,000 for the cash dividend declared in the 2017 fourth quarter.

7.    Supplemental Financial Statement Information

Investments

As of August 31, 2019 and November 30, 2018, Griffin held $9,011 and $17,000, respectively, of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated balance sheet. The repurchase agreements are with Webster Bank and are collateralized by securities issued by the U.S. government or its sponsored agencies. The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. As of August 31, 2019, Griffin’s repurchase agreements had a weighted average maturity of approximately 55 days with no maturities longer than six months.

Other Assets

Griffin's other assets are comprised of the following:

	Aug. 31, 2019	Nov. 30, 2018
Deferred rent receivable	$5,846	$5,602
Prepaid expenses	4,664	2,780
Deferred leasing costs, net	4,502	4,355
Sale proceeds held in escrow	2,217	—
Lease receivables from tenants	1,275	407
Intangible assets, net	1,177	1,399
Deposits	892	1,072
Mortgage escrows	286	452
Registration statement costs	281	281
Furniture, fixtures and equipment, net	206	245
Deferred financing costs related to the Webster Credit Line	54	33
Interest rate swap assets	6	3,157
Other	309	265
Total other assets	$21,715	$20,048

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Aug. 31, 2019	Nov. 30, 2018
Accrued construction costs and retainage	$2,315	$832
Accrued interest payable	551	555
Accrued lease commissions	491	136
Accrued salaries, wages and other compensation	483	931
Trade payables	352	380
Other	624	499
Total accounts payable and accrued liabilities	$4,816	$3,333

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Aug. 31, 2019	Nov. 30, 2018
Interest rate swap liabilities	$5,736	$56
Deferred compensation plan	5,382	5,145
Prepaid rent from tenants	1,357	1,134
Security deposits of tenants	547	533
Conditional asset retirement obligations	171	171
Land sale deposits	—	260
Other	78	79
Total other liabilities	$13,271	$7,378

Supplemental Cash Flow Information

In the 2019 nine month period, Griffin received 22,390 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock which resulted in an increase in treasury stock of $846 and did not affect Griffin’s cash.

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

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,483 and $1,461 in the 2019 nine month period and 2018 nine month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
Aug. 31, 2019	Aug. 31, 2018	Aug. 31, 2019	Aug. 31, 2018
$1,609	$1,545	$4,828	$4,474

Included in deferred leasing costs and other on the Consolidated Statement of Cash Flows for the 2019 nine month period are net proceeds of $126 from an insurance recovery.

Income Taxes

Griffin’s income tax provision was $689  in the 2019 nine month period as compared to $733 in the 2018 nine month period. The 2019 nine month period income tax provision included: (a) a charge of $1,621 related to the 2019 nine month period pretax income of $6,939, reflecting an effective tax rate of 23.4%; partially offset by (b) a benefit of $873 for the partial reduction of the valuation allowance on deferred tax assets related primarily to net operating loss carryforwards in Connecticut; and (c) an income tax benefit of $59 for the exercise of stock options. On June 26, 2019, Connecticut enacted legislation phasing out its capital based tax over a four-year period beginning January 1, 2021. Griffin historically has paid the Connecticut capital based tax rather than the corporation income tax, because the capital based tax was the higher amount. In light of the new tax law, management evaluated the recoverability of its Connecticut deferred tax assets and determined that, based on projected future operating results and the phase-out of the capital based tax, the valuation allowance against its Connecticut deferred tax assets should be reduced.

The income tax provision in the 2018 nine month period included a charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 nine month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 nine month period was an income tax benefit of $148 based on the 2018 nine month period pretax loss of $781, reflecting an effective tax rate of 19.0%,  and an income tax benefit of $120 for the exercise of stock options.

Griffin’s federal income tax returns for fiscal 2016, fiscal 2017 and fiscal 2018 are open to examination by the Internal Revenue Service.

8.    Commitments and Contingencies

As of August 31, 2019, Griffin had committed purchase obligations of approximately $3,062, principally related to the completion of construction of two industrial/warehouse buildings totaling approximately 283,000 square feet in Concord, North Carolina, as well as improvements at other Griffin properties.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”) for $3,600 in cash.  The agreement has been amended several times and the purchase price has been reduced to $1,850 in cash principally reflecting the reduced development potential for an industrial/warehouse building from approximately 156,000 square feet  to approximately 100,000 square feet on the site as a result of certain wetlands that may not be disturbed. The closing of this purchase is subject to several conditions, including obtaining the required governmental approvals for Griffin’s revised development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under revised terms, or at all.

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

9.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after August 31, 2019, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended August 31, 2019, other than the disclosures herein.

On September 5, 2019, Griffin entered into an agreement to sell all real estate assets of the Florida Farm previously used by Imperial Nurseries, Inc. prior to being shut down in fiscal 2009 for a purchase price of $2,300 in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is not expected to take place until fiscal 2020. There is no guarantee that this transaction will be completed under its current terms, or at all.

On September 11, 2019, Griffin entered into an agreement to sell the approximately seven acres of undeveloped land in Windsor, Connecticut for a purchase price of $750 in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is scheduled to close in the fiscal 2020 first quarter. There is no guarantee that this transaction will be completed under its current terms, or at all.

Also on September 11, 2019, Griffin entered into an agreement to sell the Restaurant Building for a purchase price of $650 in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is scheduled to close in the 2019 fourth quarter. There is no guarantee that this transaction will be completed under its current terms, or at all.

On September 19, 2019, Griffin and Webster Bank entered into a new $15,000 Acquisition Credit Line to be used to finance property acquisitions (see Note 5). Also on  September 19, 2019, Griffin and Webster Bank executed the Revolving Credit Line Amendment to the Webster Credit Line that increased the amount of the Webster Credit Line to $19,500 and extended the Webster Credit Line through September 30, 2021 (see Note 5).

On September 27, 2019, Griffin entered into an agreement to acquire an approximately 100,000 square foot fully leased industrial/warehouse building in Orlando, Florida (the “Orlando Building”) for $10,150 to be paid in cash at closing. This would be Griffin’s first industrial/warehouse building in the Orlando area. Griffin intends to finance the purchase of the Orlando Building using the Acquisition Credit Line and cash on hand. Closing on the purchase of the Orlando Building is subject to the satisfactory completion of due diligence by Griffin. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2019 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2018.

Summary

For the three months ended August 31, 2019 (the “2019 third quarter”), Griffin had net income of approximately $1.0 million as compared to a  net loss of approximately $0.1 million for the three months ended August 31, 2018 (the “2018 third quarter”). The net income in the 2019 third quarter, as compared to the net loss in the 2018 third quarter, principally reflected an approximately $0.4 million increase in operating income and an approximately $0.7 million increase in income tax benefit in the 2019 third quarter, as compared to the 2018 third quarter.

The approximately $0.4 million increase in operating income in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected: (a) an approximately $0.3 million increase in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties; (b) an approximately $0.1 million increase in gain on property sales (revenue from property sales less costs related to property sales);  and (c) an approximately $0.2 million decrease in general and administrative expenses; partially offset by (d) an approximately $0.2 million increase in depreciation and amortization expense in the 2019 third quarter, in each case as compared to the 2018 third quarter.

The increase in Leasing NOI principally reflected higher rental revenue as a result of more space under lease

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

in the 2019 third quarter than the 2018 third quarter, driven by the commencement in the three months ended November 30, 2018 (the “2018 fourth quarter”) of the full building lease of 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot build-to-suit industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut.  The increase in gain on property sales reflected several small land sales completed in the 2019 third quarter. There were no property sales in the 2018 third quarter. The lower general and administrative expenses in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected lower compensation expense. The higher depreciation and amortization expense in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2018 third quarter.

The higher income tax benefit in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected the inclusion in the 2019 third quarter of approximately $0.9 million for a reduction to the valuation allowance on Connecticut state deferred tax assets as a result of a change in Connecticut’s tax law whereby the capital based tax is being phased out over the next four years.

For the nine months ended August 31, 2019 (the “2019 nine month period”), Griffin had net income of approximately $6.3 million as compared to a net loss of approximately $1.5 million for the nine months ended August 31, 2018 (the “2018 nine month period”). The net income in the 2019 nine month period, as compared to the net loss in the 2018 nine month period, principally reflected an approximately $7.8 million increase in operating income and an approximately $0.2 million increase in investment income in the 2019 nine month period, as compared to the 2018 nine month period, partially offset by an approximately $0.2 million increase in interest expense in the 2019 nine month period, as compared to the 2018 nine month period.

The approximately $7.8 million increase in operating income in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected: (a) an approximately $7.0 million increase in gains on property sales; (b) an approximately $0.8 million increase in Leasing NOI; (c) an approximately $0.2 million decrease in general and administrative expenses;  and (d) an approximately $0.1 million gain from an insurance recovery in the 2019 nine month period; partially offset by (e) an approximately $0.3 million increase in depreciation and amortization expense in the 2019 nine month period, as compared to the 2018 nine month period.

The increase in gains from property sales in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected a pretax gain of approximately $7.3 million from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”). The increase in Leasing NOI principally reflected higher rental revenue in the 2019 nine month period as a result of more space under lease in the 2019 nine month period than the 2018 nine month period, driven by the full building lease of 220 Tradeport that commenced in the 2018 fourth quarter. The lower general and administrative expenses in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected lower compensation expense and the 2018 nine month period including an approximately $0.1 million expense for the removal of structures on Griffin’s land that remained from the tobacco growing operations of former affiliates of Griffin. The gain from an insurance recovery reflected the settlement of an insurance claim for storm damage to Griffin’s nursery farm in Quincy, Florida (the “Florida Farm”) that had been leased to a grower of landscape nursery products. The higher depreciation and amortization expense in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected depreciation and amortization expense on properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2018 nine month period. The higher interest expense in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected the higher principal amount of mortgage loans outstanding in the 2019 nine month period as compared to the 2018 nine month period.

The approximately $0.7 million income tax provision in the 2019 nine month period reflected approximately $1.6 million related to the 2019 nine month period pretax income of approximately $6.9 million, partially offset by the income tax benefit of approximately $0.9 million for a reduction to the valuation allowance on Connecticut state deferred tax assets as a result of the aforementioned change in Connecticut’s tax law. The approximately $0.7 million income tax provision in the 2018 nine month period reflected an approximately $1.0 million charge for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”) that became effective for Griffin in the three months ended February 28, 2018 (the “2018 first quarter”), partially offset by an approximately $0.2 million income tax benefit related to the fiscal 2018 nine month period pretax loss of approximately $0.8 million and a benefit of approximately $0.1 million from stock options exercised in the 2018 nine month period. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that is included in Griffin’s 2018 nine month period income tax provision.

Results of Operations

2019 Third Quarter Compared to 2018 Third Quarter

Total revenue increased from approximately $8.0 million in the 2018 third quarter to approximately $8.9 million in the 2019 third quarter, reflecting increases in rental revenue and revenue from property sales of approximately $0.6 million and $0.3 million, respectively.

Rental revenue increased to approximately $8.6 million in the 2019 third quarter from approximately $8.0 million in the 2018 third quarter. The approximately $0.6 million increase in rental revenue in the 2019 third quarter, as compared to the 2018 third quarter, was principally due to: (a) approximately $0.5 million of rental revenue from 220 Tradeport; (b) an increase of approximately $0.2 million in rental revenue from leasing previously vacant space subsequent to the 2018 third quarter; and (c) an increase of approximately $0.1 million from all other rental properties; partially offset by (d) a decrease of approximately $0.2 million in rental revenue from leases that expired or terminated subsequent to the 2018 third quarter, including approximately $0.1 million as a result of the early termination, in the 2018 fourth quarter, of the Florida Farm lease due to the former tenant’s bankruptcy filing. Leasing NOI for the 2019 third quarter increased to approximately $6.1 million from approximately $5.8 million in the 2018 third quarter as a result of the increase in rental revenue in the 2019 third quarter, as compared to the 2018 third quarter, partially offset by the increase of approximately $0.3 million in operating expenses of rental properties in the 2019 third quarter, as compared to the 2018 third quarter.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of August 31, 2018	3,710,000	3,471,000	94%
As of November 30, 2018	4,078,000	3,777,000	93%
As of August 31, 2019	4,078,000	3,830,000	94%

The increase in total square footage of approximately 368,000 square feet from August 31, 2018 to November 30, 2018 was due to the completion in the 2018 fourth quarter of 220 Tradeport and 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania, that was built on speculation. The approximately 53,000 square foot increase in space leased as of August 31, 2019, as compared to November 30, 2018, reflected:  (a) a lease for approximately 64,000 square feet of 6975 Ambassador executed during the 2019 third quarter; and (b) leasing approximately 30,000 square feet of previously vacant primarily industrial/warehouse space in connection with the expansion and extension of two leases; partially offset by (c) a lease of approximately 23,000 square feet of industrial/warehouse space in NE Tradeport that expired and was not renewed; and (d) a reduction of approximately 17,000 square feet as a result of several lease extensions and relocations of office/flex space whereby the tenants reduced their space leased. Such relocations included a tenant in Griffin’s two multi-story office buildings in Griffin Center in Windsor, Connecticut that downsized from approximately 34,000 square feet under leases that were scheduled to expire on July 31, 2019,  to approximately 25,000 square feet under a new six-year lease.

As of August 31, 2019, Griffin’s approximately 3,645,000 square feet of industrial/warehouse space (89% of Griffin’s total square footage), comprised of approximately 2,051,000 square feet in the north submarket of Hartford, Connecticut, 1,317,000 square feet in the Lehigh Valley and approximately 277,000 square feet in the Charlotte, North Carolina area,  was 97% leased. The only significant vacancies of industrial/warehouse space included the remaining approximately 70,000 square feet in 6975 Ambassador and approximately 48,000 square feet in NE Tradeport.

Subsequent to August 31, 2019, Griffin completed the construction, on speculation, of two industrial/warehouse buildings (“160 and 180 International”) aggregating approximately 283,000 square feet on a land parcel in Concord, North Carolina (the “Concord Land”) in the greater Charlotte area, that was purchased in fiscal 2018. Upon completion of 160 and 180 International, Griffin’s total real estate portfolio increased to approximately 4,361,000 square feet, with industrial/warehouse space of approximately 3,928,000 square feet (90% of Griffin’s total square footage). On September 13, 2019, Griffin entered into a lease for approximately 74,000 square feet of 160 International.

Activity in the industrial/warehouse market in the north submarket of Hartford improved during the 2019 third quarter, whereas the Lehigh Valley and Charlotte, North Carolina industrial/warehouse real estate markets remained relatively strong through the 2019 third quarter. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (11% of Griffin’s total square footage) and located entirely in the north submarket of Hartford, were approximately 70% leased as of August 31, 2019. The office/flex market where Griffin’s space is located remained weak through the 2019 third quarter.

Revenue from property sales of approximately $0.3 million in the 2019 third quarter principally reflected approximately $0.2 million from the sale of two residential lots (one of which is in Stratton Farms, Griffin’s residential development in Suffield, Connecticut) and approximately $0.1 million from the sale of air rights of certain land parcels in NE Tradeport. There were no property sales in the 2018 third quarter. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.5 million in the 2019 third quarter from approximately $2.2 million in the 2018 third quarter. The approximately $0.3 million increase in operating expenses of rental properties in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected approximately $0.1 million of operating expenses at each of 220 Tradeport and 6975 Ambassador, the two buildings that were placed in service in the 2018 fourth quarter, and an approximately $0.1 million net increase in operating expenses across all other properties.

Depreciation and amortization expense increased to approximately $2.9 million in the 2019 third quarter from approximately $2.7 million in the 2018 third quarter. The approximately $0.2 million increase in depreciation and amortization expense in the 2019 third quarter, as compared to the 2018 third quarter, is principally related to 220 Tradeport and 6975 Ambassador.

General and administrative expenses decreased to approximately $1.6 million in the 2019 third quarter from approximately $1.8 million in the 2018 third quarter. The approximately $0.2 million decrease in general and administrative expenses in the 2019 third quarter, as compared to the 2018 third quarter, principally reflected lower compensation expense.

Interest expense of approximately $1.5 million in the 2019 third quarter was essentially unchanged from the 2018 third quarter. An increase of approximately $0.1 million in interest expense on the State Farm Loan (as defined below) as a result of the higher amount outstanding thereunder in the 2019 third quarter, as compared to the 2018 third quarter, was offset by lower interest expense across all other mortgage loans.

The income tax benefit increased to approximately $0.8 million in the 2019 third quarter from approximately $0.1 million in the 2018 third quarter. The income tax benefit in the 2019 third quarter principally reflected an income tax benefit of approximately $0.9 million in the 2019 third quarter for a partial reduction of the valuation allowance on Connecticut state deferred tax assets partially offset by a charge of approximately $0.1 million for income taxes on current period pretax income. On June 26, 2019, Connecticut enacted legislation phasing out its capital based tax over a four-year period beginning January 1, 2021. Griffin historically has paid the Connecticut capital based tax rather than the corporation income tax, because the capital based tax was the higher amount. In light of the new tax law, management evaluated the recoverability of its Connecticut deferred tax assets and determined that, based on projected future operating results and the phase-out of the capital based tax, the valuation allowance against its Connecticut deferred tax assets should be reduced. The income tax benefit in the 2018 third quarter related to the 2018 third quarter pretax loss of approximately $0.2 million and tax benefits from the exercise of stock options.

2019 Nine Month Period Compared to 2018 Nine Month Period

Total revenue increased from approximately $25.4 million in the 2018 nine month period to approximately $35.3 million in the 2019 nine month period, reflecting increases in revenue from property sales and rental revenue of approximately $8.8 million and $1.1 million, respectively.

Revenue from property sales of approximately $9.8 million in the 2019 nine month period principally reflected: (a) approximately $7.7 million from the Simsbury Land Sale which closed after the buyer procured the required entitlements and approvals for its planned development of a facility to generate solar electricity on the land acquired; (b) a total of approximately $1.6 million from the sales of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions; and (c) approximately $0.5 million from several smaller land sales. Revenue from property sales of approximately $1.0 million in the 2018 nine month period principally reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”), approximately $0.1 million from the sale of a residential lot at Stratton Farms, and the recognition of approximately $0.1 million of revenue from a buyer’s forfeiture of a deposit on a potential land sale.  Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $25.5 million in the 2019 nine month period from approximately $24.4 million in the 2018 nine month period. The approximately $1.1 million increase in rental revenue in the 2019 nine month period, as compared to the 2018 nine month period, was principally due to: (a) approximately $1.3 million of rental revenue from 220 Tradeport; and (b) an increase of approximately $0.4 million in rental revenue from leasing previously vacant space; partially offset by (c) a decrease of approximately $0.6 million in rental revenue from leases that expired or terminated subsequent to the 2018 nine month period, including approximately $0.3 million as a result of the early termination of the Florida Farm lease. Leasing NOI increased to approximately $17.9 million in the 2019 nine month period from approximately $17.1 million in the 2018 nine month period as a result of the increase in rental revenue partially offset by an increase in operating expenses of rental properties in the 2019 nine month period, as compared to the 2018 nine month period.

Operating expenses of rental properties increased to approximately $7.6 million in the 2019 nine month period from approximately $7.3 million in the 2018 nine month period.  The approximately $0.3 million increase in operating expenses of rental properties in the 2019 nine month period, as compared to the 2018 nine month period, was principally due to approximately $0.4 million of operating expenses at 220 Tradeport and 6975 Ambassador, the two buildings that were placed in service in the 2018 fourth quarter, partially offset by an approximately $0.1 million net reduction in operating expenses across all other rental properties, principally due to lower snow removal expenses in the 2019 nine month period, as compared to the 2018 nine month period.

Depreciation and amortization expense increased to approximately $8.8 million in the 2019 nine month period from approximately $8.4 million in the 2018 nine month period.  Approximately $0.7 million of depreciation and amortization expense related to 220 Tradeport and 6975 Ambassador in the 2019 nine month period was partially offset by a decrease of approximately $0.3 million of depreciation and amortization expense across all other properties as a result of certain real estate assets becoming fully depreciated and certain deferred leasing costs becoming fully amortized prior to the 2019 nine month period.

General and administrative expenses decreased to approximately $5.6 million in the 2019 nine month period from approximately $5.8 million in the 2018 nine month period. The approximately $0.2 million decrease in the 2019 nine month period, as compared to the 2018  nine month period, principally reflected an approximately $0.1 million decrease in compensation expense in the 2019 nine month period and an expense in the 2018 nine month period of approximately $0.1 million for removal of structures on Griffin’s land holdings that remained from the tobacco growing operations of former affiliates of Griffin.

Operating income in the 2019 nine month period also included a gain on insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of an insurance claim for storm damage to the Florida Farm.

Interest expense increased to approximately $4.8 million in the 2019 nine month period from approximately $4.6 million in the 2018 nine month period. The approximately $0.2 million increase in interest expense in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected an approximately $0.4 million increase in interest expense on the State Farm Loan as a result of the higher amount outstanding thereunder in the 2019 nine month period, as compared to the 2018 nine month period, partially offset by a decrease in interest expense of approximately $0.2 million across all other mortgage loans.

Investment income increased to approximately $0.2 million in the 2019 nine month period from approximately $0.1 million in the 2018 nine month period. The approximately $0.1 million increase in investment income in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected the earnings on Griffin’s short-term investments, which are repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States government or its sponsored agencies.

The income tax provision of approximately $0.7 million in the 2019 nine month period was essentially unchanged from the 2018 nine month period.  The 2019 nine month period income tax provision included an income tax benefit of approximately $0.9 million due to a partial reduction to the valuation allowance on Connecticut state deferred tax assets as a result of a change in Connecticut’s tax law whereby the capital based tax is being phased out over the next four years beginning January 1,2021. Excluding the benefit from the reduction of the valuation allowance on state deferred tax assets, the 2019 nine month period income tax provision reflected an effective tax rate of 23.4%, partially offset by a benefit for the exercise of stock options. The income tax provision in the 2018 nine month period included a charge of approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities as a result of the reduction in the U.S. federal corporate statutory tax rate from 35% to 21% under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and liabilities resulted in the charge that was included in the 2018 nine month period income tax provision. Partially offsetting the charge for the re-measurement of deferred tax assets and liabilities in the 2018 nine month period was an income tax benefit of approximately $0.3 million related to the 2018 nine month period pretax loss of approximately $0.8 million and stock options exercised in the 2018 nine month period.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $6.7 million in the 2019 nine month period as compared to approximately $5.0 million in the 2018 nine month period.  The approximately $1.7 million increase in net cash provided by operating activities in the 2019 nine month period, as compared to the 2018 nine month period, principally reflected an increase in cash of approximately $0.9 million from results of operations as adjusted for noncash expenses, gains on property sales and a gain on an insurance recovery, and a net increase of approximately $0.8 million in cash from changes in assets and liabilities in the 2019 nine month period, as compared to the 2018 nine month period. The increase in cash from results of operations, as adjusted for noncash expenses and gains on property sales, principally reflected the approximately $0.8 million increase in Leasing NOI2 in the 2019 nine month period, as compared to the 2018 nine month period.

Net cash used in investing activities was approximately $7.0 million in the 2019 nine month period as compared to approximately $34.1 million in the 2018 nine month period. The net cash used in investing activities in the 2019 nine month period reflected: (a) cash payments of approximately $21.8 million for additions to real estate assets; and (b) cash payments of approximately $0.5 million for deferred leasing costs and other uses; partially offset by (c) $8.0 million of cash from a decrease in short-term investments; and (d)  net cash proceeds of approximately $9.5 million from property sales, partially offset by approximately $2.2 million of proceeds from property sales deposited into escrow

2Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior years, Griffin referred to this metric as “profit from leasing activities.” In fiscal 2019, Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

for the purchase of a replacement property for a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, for income tax purposes.

The approximately $21.8 million of cash payments for additions to real estate assets in the 2019 nine month period reflected the following:

New building construction (including site work)	$13.1 million
Purchase of undeveloped land	$5.7 million
Tenant and building improvements related to leasing	$2.5 million
Development costs and infrastructure improvements	$0.5 million

Cash payments for new building construction (including site work) in the 2019 nine month period included approximately $12.7 million for construction, on speculation, of 160 and 180 International. Griffin expects to spend a total of approximately $15.0 million for the site work and construction (excluding tenant improvements) of 160 and 180 International, which were both completed subsequent to August 31, 2019. Cash payments for new building construction in the 2019 nine month period also included a total of approximately $0.4 million on 220 Tradeport and 6975 Ambassador, which were both completed in the 2018 fourth quarter. The total cost of site work and construction (excluding tenant improvements) of 220 Tradeport and 6975 Ambassador was approximately $13.2 million and approximately $8.1 million, respectively.

Cash payments of $5.7 million, including transaction costs, for the purchase of undeveloped land in the 2019 nine month period, was for a total of approximately 44 acres in two separate purchases of adjoining land parcels in Charlotte, North Carolina (the “Charlotte Land”). Both land purchases were replacement properties under a 1031 Like-Kind Exchange for the Simsbury Land Sale. Griffin has obtained most of the governmental approvals required for its planned construction of three industrial/warehouse buildings aggregating approximately 500,000 square feet on the Charlotte Land and expects to obtain the remaining approvals in the 2019 fourth quarter.

Cash payments of approximately $2.5 million for tenant and building improvements in the 2019 nine month period were related to leases signed in the latter part of fiscal 2018 and fiscal 2019.

Cash payments of approximately $0.5 million for deferred leasing costs and other uses in the 2019 nine month period reflected approximately $0.6 million of cash payments for lease commissions and other costs related to new and renewed leases partially offset by approximately $0.1 million of cash received from the insurance settlement for storm damage to the Florida Farm.

The approximately $8.0 million of cash from short-term investments in the 2019 nine month period reflected the net reduction in Griffin’s investment in repurchase agreements with Webster Bank from $17.0 million as of November 30, 2018 to approximately $9.0 million as of August 31, 2019. The weighted average maturity of Griffin’s short-term investments as of August 31, 2019 was approximately 55 days with no maturities longer than six months. The net cash proceeds of approximately $9.5 million from property sales principally reflected the proceeds from the Simsbury Land Sale and the sales of the East Windsor Land and the East Windsor Land development rights (see “Results of Operations – 2019 Nine Month Period Compared to 2018 Nine Month Period” above). The approximately $7.6 million of net cash proceeds, after transaction costs, from the Simsbury Land Sale were deposited into escrow at closing for the purchase of a replacement property under a  1031 Like-Kind Exchange. Approximately $5.4 million of the net cash proceeds from the Simsbury Land Sale that were deposited in escrow were subsequently used for the purchase of the Charlotte Land, leaving approximately $2.2 million remaining in escrow as of August 31, 2019. If Griffin does not acquire another replacement property by October 30, 2019, the remaining proceeds held in escrow would be returned to Griffin.

The net cash of approximately $34.1 million used in investing activities in the 2018 nine month period reflected: (a) cash payments of approximately $23.7 million for additions to real estate assets; (b) net cash of $11.0 million used for short-term investments; and (c) cash payments of approximately $0.5 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from property sales; and (e) approximately $0.1 million of cash proceeds from a fiscal 2017 property sale returned from escrow.

The approximately $23.7 million of cash payments for additions to real estate assets in the 2018 nine month period reflected the following:

New building construction (including site work)	$16.7 million
Tenant and building improvements related to leasing	$3.7 million
Purchase of undeveloped land	$2.7 million
Development costs and infrastructure improvements	$0.6 million

Cash payments for new building construction (including site work) in the 2018 nine month period principally reflected approximately $10.4 million for the construction of 220 Tradeport, approximately $6.2 million for the construction, on speculation, of 6975 Ambassador and approximately $0.1 million for the final payments for the construction of 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building built on speculation in NE Tradeport that was completed in the three months ended November 30, 2017 (the “2017 fourth quarter”) and is currently fully leased. Griffin paid a total of approximately $7.6 million for site work and construction of the building shell for 330 Stone.  Cash payments for tenant and building improvements in the 2018 nine month period principally related to the full-building lease at 220 Tradeport (approximately $1.3 million), the approximately 74,000 square foot lease at 330 Stone that commenced just prior to the end of fiscal 2017 (approximately $1.4 million), and other new leases (approximately $1.0 million) signed in the latter part of fiscal 2017 or the 2018 nine month period.

The cash payment of approximately $2.7 million in the 2018 nine month period for the purchase of undeveloped land was for the Concord Land. Approximately $0.8 million of the purchase price of the Concord Land was paid using the proceeds from the Southwick Land Sale (see below) to complete a 1031 Like-Kind Exchange.

The cash proceeds of approximately $1.0 million from property sales in the 2018 nine month period principally reflected approximately $0.8 million from the sale of approximately 49 acres (the “Southwick Land Sale”) of undeveloped land in Southwick, Massachusetts, approximately $0.1 million from the sale of a Stratton Farms residential lot and approximately $0.1 million from a buyer’s forfeiture of a deposit on a potential land sale. The approximately $0.1 million of cash proceeds from property sales that were returned from escrow reflected the remaining cash proceeds from a fiscal 2017 land sale that were deposited into escrow at closing that were returned to Griffin after a replacement property under a 1031 Like-Kind Exchange was purchased.

Net cash used in financing activities was approximately $3.8 million in the 2019 nine month period as compared to net cash provided by financing activities of approximately $11.0 million in the 2018 nine month period. The net cash used in financing activities in the 2019 nine month period reflected: (a) approximately $2.9 million of recurring principal payments on mortgage loans; and (b) a payment of approximately $2.3 million for a dividend on Griffin’s common stock (“Common Stock”) that was declared in the fiscal 2018 fourth quarter and paid in the 2019 nine month period; partially offset by (c) approximately $1.3 million of proceeds from the State Farm Loan (see below); and (d) approximately $0.1 million of cash received from the exercise of stock options.

The net cash provided by financing activities of approximately $11.0 million in the 2018 nine month period reflected proceeds of approximately $26.8 million from mortgage loans and a construction loan and approximately $1.2 million from the exercise of stock options; partially offset by: (a) approximately $14.5 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Common Stock that was declared in the 2017 fourth quarter and paid in the 2018 nine month period; and (c) approximately $0.6 million for payments of debt issuance costs.

On January 30, 2018, a subsidiary of Griffin closed on a nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank N.A. (“People’s Bank”) for approximately $18.8 million. The 2018 People’s Mortgage refinanced an existing $12.0 million nonrecourse mortgage loan with People’s Bank (the “2017 People’s Mortgage”) that was due on March 1, 2027 and was collateralized by two industrial/warehouse buildings in NE Tradeport. The 2018 People’s Mortgage is collateralized by the same two buildings aggregating approximately 275,000 square feet along with 330 Stone. Griffin received additional proceeds of $7.0 million (before transaction costs), net of approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2018 People’s

Mortgage is a floating rate of the one month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an existing swap agreement with People’s Bank, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralizes the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022 and would remain in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On March 29, 2018, a subsidiary of Griffin closed on a construction to permanent mortgage loan (the “State Farm Loan”) with State Farm Life Insurance Company to provide a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. As a build-to-suit transaction,  prior to the start of construction, Griffin entered into a twelve and a half year lease for 220 Tradeport. In the 2019 nine month period, Griffin received loan proceeds from the State Farm Loan of approximately $1.3 million, increasing the amount outstanding under the State Farm Loan to approximately $14.1 million.  On August 1, 2019, Griffin converted the State Farm Loan to a $14.1 million nonrecourse permanent mortgage loan that matures on April 1, 2034, with monthly payments of principal and interest that began on September 1, 2019. Monthly principal payments under the State Farm Loan are based on a twenty-five year amortization schedule. Under the terms of the State Farm Loan, the interest rate on the loan remains at 4.51% for the term of the permanent mortgage.

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

On September 19, 2019, Griffin executed an amendment ( the “Revolving Credit Line Amendment”) to its $15.0 million revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was originally scheduled to expire on July 31, 2019 (which was extended to September 30, 2019 on July 26, 2019). The Revolving Credit Line Amendment provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022, reduced the interest rate from the one month LIBOR rate plus 2.75% to the one month LIBOR rate plus 2.50%, and increased the amount of the Webster Credit Line from $15.0 million to $19.5 million, while adding an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which included Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. There have been no borrowings under the Webster Credit Line since its inception in fiscal 2013. Under the terms of the Revolving Credit Line Amendment, Griffin must maintain (a) a maximum loan to value ratio of 72%, (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5.0 million and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid, divided by debt service, of at least 1.1 to 1.0.

On September 19, 2019, Griffin and Webster Bank also entered into an additional credit line of $15.0 million to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one month LIBOR rate plus 2.75%. Amounts borrowed under the Acquisition Credit Line are expected to be repaid from proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times, (ii) a minimum net worth of not less than $80.0 million, (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5.0 million, (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets and (v) a fixed charge coverage ratio, calculated the same as under the Revolving Credit Line Amendment, of at least 1.1 to 1.0.

With its cash and cash equivalents, short-term investments, and availability under the Amended Webster Credit Line and Acquisition Credit Line, Griffin does not expect to issue Common Stock under the ATM Program or issue other securities under the Universal Shelf in the near term. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors-Risks Related to Griffin’s Common Stock-Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A “Risk Factors” of Griffin’s Form 10-K.

On January 11, 2018, Griffin entered into an agreement to purchase an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania (the “Lehigh Valley Land”) for $3.6 million in cash. Subsequently, the agreement has been amended several times, reducing the purchase price to approximately $1.9 million in cash as a result of determining that certain wetlands on the site could not be disturbed, thereby reducing the development potential for an industrial/warehouse building on the Lehigh Valley Land from approximately 156,000 square feet  to approximately 100,000 square feet. The closing of this purchase is subject to several conditions, including obtaining the required governmental approvals for Griffin’s revised development plans for the Lehigh Valley Land. There is no guarantee that this transaction will be completed under its revised terms, or at all.

On September 5, 2019, Griffin entered into an agreement to sell all real estate assets of the Florida Farm previously used by Imperial Nurseries, Inc. prior to being shut down in fiscal 2009 for a purchase price of $2.3 million in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is not expected to take place until fiscal 2020. There is no guarantee that this transaction will be completed under its current terms, or at all.

On September 11, 2019, Griffin entered into an agreement to sell the approximately seven acres of undeveloped land in Windsor, Connecticut for a purchase price of approximately $0.8 million in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is scheduled to close in the fiscal 2020  first quarter. There is no guarantee that this transaction will be completed under its current terms, or at all.

Also on September 11, 2019, Griffin entered into an agreement to sell the approximately 7,200 square foot restaurant building (the “Restaurant Building”) in Windsor, Connecticut for a purchase price of approximately $0.7 million in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is scheduled to close in the 2019 fourth quarter. There is no guarantee that this transaction will be completed under its current terms, or at all.

On September 27, 2019, Griffin entered into an agreement to acquire an approximately 100,000 square foot fully leased industrial/warehouse building in Orlando, Florida (the “Orlando Building”) for approximately $10.2 million to be paid in cash at closing. This would be Griffin’s first industrial/warehouse building in the Orlando area. Griffin intends to finance the purchase of the Orlando Building using the Acquisition Credit Line and cash on hand. Closing on the purchase of the Orlando Building is subject to the satisfactory completion of due diligence by Griffin. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

As of August 31, 2019, Griffin had approximately $13.4 million of cash, cash equivalents and short-term investments and approximately $2.2 million of cash proceeds from a property sale held in escrow. Management believes that its cash, cash equivalents, short-term investments, cash proceeds held in escrow, cash generated from leasing operations and borrowing capacity under the Amended Webster Credit Line and the Acquisition Credit Line will be sufficient to meet its working capital requirements, to purchase the Orlando Building and the Lehigh Valley Land,  to fund the anticipated construction on the Charlotte Land, to make other investments in real estate assets and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements about the costs of site work and construction;  near-term expectations regarding any potential issuances of securities under the ATM Program or the Universal Shelf, and anticipated uses of any future proceeds from the ATM Program; the purchase of the Orlando Building, the purchase of the Lehigh Valley Land and Griffin’s plans with regard to the foregoing property, the closing of the sales of the Florida Farm, the Restaurant Building and the seven acres of undeveloped land in Windsor, Connecticut, expectations regarding obtaining approvals for, and planned construction on the Charlotte Land; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements;  the signing of new and renewal leases; the investment in Griffin’s real estate business and expansion of the industrial/warehouse portion of Griffin’s real estate portfolio; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects,”  “may” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies and other important factors, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I,  Item 1A of Griffin’s Annual Report on Form 10-K.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.23	Third Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Webster Bank, N.A. dated June 15, 2012	8-K	001-12879	10.48	6/20/12
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.47	First Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.46	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: October 9, 2019	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 9, 2019	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Principal Accounting Officer