Form 10-K
period 2019-11-30
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2020-02-13
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12879

GRIFFIN INDUSTRIAL REALTY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-0868496 (I.R.S. Employer Identification No.)

641 Lexington Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code (212) 218-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value per share	GRIF	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $102,655,000 based on the closing sales price on The Nasdaq Stock Market LLC on May 31, 2019, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2020,  5,075,120 shares of common stock were outstanding.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding industry prospects or Griffin Industrial Realty, Inc.’s (“Griffin”) plans, expectations, or prospective results of operations or financial position, may be deemed to be forward‑looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward‑looking statements. Such forward‑looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of Griffin’s common stock or cause actual results to differ materially from those indicated by such forward‑looking statements. Such factors include: adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with a  concentration of real estate holdings; risks associated with the acquisition or development of properties, current portfolio weaknesses and entering new real estate markets; risks associated with competition with other parties for acquisition of properties; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues; risks associated with nonrecourse mortgage loans; risks of financing arrangements that include balloon payment obligations; risks associated with restrictive credit facility terms and covenants; reliance on key personnel; risks associated with failure to effectively hedge against interest rate changes; risks related to the discontinuance of LIBOR; risks associated with volatility in the capital markets; risks associated with increased operating expenses; potential environmental liabilities; governmental laws and regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials, labor or energy costs; illiquidity of real estate investments; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; risks associated with information technology security breaches; litigation risks; risks related to issuance or sales of common stock; risks related to volatility of common stock; risks of future offerings that are senior to common stock, or preferred stock issuances; and the concentrated ownership of Griffin common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2019, among others, could cause actual results to differ materially from those indicated by forward‑looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward‑looking statements represent management’s estimates as of the date of this Annual Report. While Griffin may elect to update such forward‑looking statements at some point in the future, Griffin disclaims any obligation to do so, even if subsequent events cause Griffin’s views to change. These forward‑looking statements should not be relied upon as representing Griffin’s views as of any date subsequent to the date of this Annual Report.

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-K

PART I

ITEM 1.  BUSINESS.

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time period and the use of which is not consistent with Griffin’s core focus on industrial/warehouse properties.

Griffin’s industrial/warehouse buildings are located in the north submarket of Hartford, Connecticut, the Lehigh Valley of Pennsylvania,  and the greater Charlotte, North Carolina area, and in fiscal 2019, Griffin expanded into central Florida by acquiring 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot fully leased industrial/warehouse building in Orlando, Florida. Griffin expects to continue to seek to acquire and develop properties that are consistent with its core industrial/warehouse focused strategy. Griffin targets properties that are in close proximity to transportation infrastructure (highways, airports, railways and seaports) and can accommodate single and multiple tenants in flexible layouts. Griffin expects that most of such potential acquisitions of either undeveloped land or land and buildings will likely be located outside of the Hartford area in select markets targeted by Griffin.

As of November 30, 2019, Griffin owned forty buildings comprising approximately 4,462,000 square feet that were 90% leased. Approximately 90% of Griffin’s square footage is industrial/warehouse space, with the balance being office/flex space. As of November 30, 2019, approximately 93% of Griffin’s industrial/warehouse space was leased and approximately 70% of Griffin’s office/flex space was leased. As stated in “Item 2. Properties” below, Griffin generally uses nonrecourse mortgage loans and occasionally uses construction loans to finance some of its real estate development activities, and as of November 30, 2019, approximately $144.5 million was outstanding under all such loans. In fiscal 2019,  operating income from leasing (“Leasing NOI”)1,  which Griffin defines as rental revenue less operating expenses of rental properties, was approximately $24.2 million, while debt service (interest and scheduled principal payments) on nonrecourse mortgage loans and a construction loan was approximately $10.3 million.

In fiscal 2019, the net effect of leasing transactions was an increase of approximately 269,000 square feet of industrial/warehouse space under lease as of November 30, 2019, as compared to November 30, 2018, and a decrease of approximately 10,000 square feet of office/flex space under lease as of November 30, 2019, as compared to November 30, 2018. In fiscal 2019,  in addition to the acquisition of 7466 Chancellor, Griffin completed and placed in service two industrial/warehouse buildings (“160 International” and “180 International”) aggregating approximately 283,000 square feet on a land parcel in Concord, North Carolina (the “Concord Land”) in the greater Charlotte area, that was purchased in fiscal 2018. In the fourth quarter of fiscal 2019, Griffin entered into two leases aggregating approximately 105,000 square feet in 160 International. In fiscal 2019, Griffin also leased approximately 64,000 square feet of previously vacant space in 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was built on speculation in fiscal 2018.  Additionally, in Connecticut, Griffin leased approximately 30,000 square feet (mostly industrial/warehouse space) of previously vacant space in connection with the expansion and extension of two leases. A lease of approximately 23,000 square feet of industrial/warehouse space in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, expired in fiscal 2019 and was not renewed.  A reduction of approximately 17,000 square feet of office/flex space leased resulted from several lease extensions and relocations whereby the tenants reduced their space leased. Such relocations included a tenant in Griffin’s two multi-story office buildings in Griffin Center in Windsor, Connecticut that downsized from approximately 34,000 square feet under leases that were set to expire on July 31, 2019, to approximately 25,000 square feet under a new six-year lease. In fiscal 2019, Griffin extended leases aggregating approximately 141,000 square feet, that included two leases for industrial/warehouse

1 Leasing NOI is not a financial measure in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP. In prior years, Griffin referred to this metric as “profit from leasing activities.” In fiscal 2019, Griffin changed from profit from leasing activities to Leasing NOI to be more in line with terminology used by other real estate companies.

space in NE Tradeport aggregating approximately 80,000 square feet and several leases for office/flex space aggregating approximately 61,000 square feet.

The net effect of Griffin’s leasing transactions in fiscal 2018 was an increase of approximately 256,000 square feet of industrial/warehouse space under lease as of November 30, 2018, as compared to November 30, 2017, and an increase of approximately 4,000 square feet of office/flex space under lease as of November 30, 2018, as compared to November 30, 2017. In fiscal 2018, Griffin completed and placed in service two industrial/warehouse buildings, one of which was an approximately 234,000 square foot build-to-suit building (“220 Tradeport”) in NE Tradeport. As a build-to-suit building, Griffin entered into a twelve and a half-year lease for 220 Tradeport prior to the start of construction. The other building completed in fiscal 2018 was 6975 Ambassador. In fiscal 2018, Griffin also leased approximately 70,000 square feet of previously vacant NE Tradeport industrial/warehouse space, including the remaining 63,000 square feet in 330 Stone Road (“330 Stone”), an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was placed in service and partially leased just prior to the end of fiscal 2017. Griffin also extended leases aggregating approximately 408,000 square feet in fiscal 2018, including a full building lease of 4275 Fritch Drive, an approximately 228,000 square foot industrial/warehouse building in the Lehigh Valley. Also in fiscal 2018, Griffin completed a lease of approximately 11,000 square feet of previously vacant office/flex space. Leases for approximately 55,000 square feet (mostly industrial/warehouse space) expired in fiscal 2018 and were not re-leased.

The net effect of Griffin’s construction, acquisition and leasing transactions in fiscal 2017 was an increase of approximately 461,000 square feet of industrial/warehouse space under lease as of November 30, 2017, as compared to November 30, 2016, and a decrease of approximately 11,000 square feet of office/flex space under lease as of November 30, 2017, as compared to November 30, 2016. In fiscal 2017, Griffin entered the Charlotte, North Carolina market with the purchase of 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina. Subsequent to completing the purchase, Griffin leased the approximately 73,000 square feet in that building that was vacant at the time of the acquisition. Also in fiscal 2017, Griffin completed construction, on speculation, of 330 Stone and leased approximately 74,000 square feet of that building to a tenant that relocated from approximately 39,000 square feet in another of Griffin’s NE Tradeport industrial/warehouse buildings. The balance of 330 Stone was leased in fiscal 2018. Griffin was able to backfill the approximately 39,000 square feet that was vacated with a new tenant that took occupancy in the first quarter of fiscal 2018. In fiscal 2017, Griffin also leased approximately 104,000 square feet of previously vacant NE Tradeport industrial/warehouse space, including a ten and a half-year lease for approximately 89,000 square feet. Griffin extended leases aggregating approximately 387,000 square feet in fiscal 2017, including a full building lease of 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. That lease extension, done in connection with refinancing the mortgage loan on 100 International, resulted in an additional six years of lease term beyond the original lease expiration date of July 31, 2019. In fiscal 2017, Griffin completed a full building lease of approximately 23,000 square feet of office/flex space, replacing the tenant that did not renew its lease of that building.

There is no guarantee that an active or strong real estate market or an increase in inquiries from prospective tenants will result in leasing space that was vacant as of November 30, 2019. Additional capacity or an increase in vacancies in either the industrial/warehouse or office markets could adversely affect Griffin’s operating results by potentially resulting in longer times to lease vacant space, eroding lease rates in Griffin’s properties or hindering renewals by existing tenants. There can be no assurances as to the directions of the Hartford, Lehigh Valley,  Charlotte or Orlando real estate markets in the near future.

In fiscal 2019, Griffin completed several land sales, the largest being the sale of approximately 280 acres  of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”) for approximately $7.7 million. The proceeds from the Simsbury Land Sale were placed in escrow at closing to be used as part of a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, that enabled Griffin to defer the gain on the Simsbury Land Sale for income tax purposes. Subsequently, the sale proceeds were used to acquire two undeveloped parcels of land in Charlotte, North Carolina totaling approximately 44 acres (the “Charlotte Land”) and an approximately 14 acre parcel of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”). Griffin plans to construct three industrial/warehouse buildings aggregating approximately 520,000 square feet on the Charlotte Land and an approximately 100,000 square foot industrial/warehouse building on the Lehigh Valley Land.

In fiscal 2019, Griffin also completed the sales of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions totaling approximately $1.6 million. Griffin also received approximately $0.5 million from several smaller land sales.

In fiscal 2018, Griffin completed a land sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “2018 Southwick Land Sale”) for approximately $0.9 million. The proceeds from the 2018 Southwick Land Sale were placed in escrow at closing and subsequently used in the acquisition of an approximately 22 acre parcel of undeveloped land in Concord, North Carolina (the ‘Concord Land”) as part of a 1031 Like-Kind Exchange that enabled Griffin to defer the gain on the 2018 Southwick Land Sale for income tax purposes. Construction of 160 International and 180 International commenced in fiscal 2018 and both buildings were completed in fiscal 2019. Additionally, Griffin also completed one smaller land sale in fiscal 2018 for approximately $0.1 million.

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

Periodically, Griffin may sell certain portions of its real estate assets that it has owned for an extended time period and the use of which is not consistent with Griffin’s core industrial/warehouse development, acquisition and leasing strategy. Such sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

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

Griffin maintains a corporate website at www.griffinindustrial.com. Griffin’s Annual Report on Form 10‑K (including audited financial statements), quarterly reports on Form 10‑Q, current reports on Form 8‑K and the proxy statement for Griffin’s Annual Meeting of Stockholders can be accessed through Griffin’s website at www.griffinindustrial.com/investors or through the Securities Exchange Commission (the “SEC”) website at http://www.sec.gov. Griffin will provide electronic or paper copies of its foregoing filings free of charge upon request. Griffin was incorporated in 1970.

Industrial/Warehouse Properties

Hartford, Connecticut

All of Griffin’s Connecticut industrial/warehouse buildings, aggregating approximately 2,052,000 square feet, are located in the north submarket of Hartford, Connecticut and were 98% leased as of November 30, 2019. Subsequent to November 30, 2019, Griffin leased its remaining vacant industrial/warehouse space in Connecticut. A significant portion of Griffin’s industrial/warehouse development in Connecticut is in NE Tradeport, where Griffin has built and currently owns fifteen industrial/warehouse buildings aggregating approximately 1,837,000 square feet. Griffin owns three industrial/warehouse buildings in Connecticut that are not located in NE Tradeport, including a 165,000 square foot industrial building (“1985 Blue Hills”) in Windsor, Connecticut. Under the terms of the full building lease of 1985 Blue Hills, which runs through March 31, 2024 with several options for the tenant to renew, the tenant has the option to purchase the building from March 1, 2021 through May 1, 2021 at a purchase price that is the greater of $11.5 million or fair market value as determined under the terms of the lease.

A summary of Griffin’s Connecticut industrial/warehouse square footage at the end of each of the past three fiscal years and leases in Griffin’s Connecticut industrial/warehouse buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2017	1,817,000	1,748,000	96%
November 30, 2018	2,052,000	2,004,000	98%
November 30, 2019	2,052,000	2,004,000	98%

	2020	2021	2022
Square footage of leases expiring	39,000	225,000	390,000
Percentage of total space at November 30, 2019	1%	5%	9%
Number of tenants with leases expiring	2	6	7
Annual rental revenue (including tenant reimbursements) of expiring leases	$323,000	$1,886,000	$3,143,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2019 rental revenue	1%	6%	9%

In fiscal 2019, Griffin leased approximately 23,000 square feet in NE Tradeport that replaced a lease that expired and was not renewed. Also in fiscal 2019, Griffin renewed two leases aggregating approximately 80,000 square feet in NE Tradeport. The rental rates for leases in NE Tradeport that were renewed in fiscal 2019 were essentially unchanged from the rental rates of the expiring leases. Management believes that the rental rates on the two NE Tradeport leases aggregating approximately 39,000 square feet that are scheduled to expire in fiscal 2020 are at market rates for similar space.

The Q4 2019 CBRE|New England Marketview Report (“Q4 2019 CBRE|New England Report”) from CBRE Group, Inc. (“CBRE”), a national real estate services company, stated that the vacancy rate in the north submarket of Hartford increased to 6.5% at the end of 2019 from 5.4% at the end of 2018,  and that an additional approximately

0.4 million square feet became available in 2019.  Griffin’s occupancy performance in fiscal 2019 outpaced the performance of Hartford’s north submarket.

In Connecticut, Griffin holds entitlements and/or plans (not yet approved) to develop approximately 1,180,000 square feet of industrial/warehouse space on land owned by Griffin. In NE Tradeport, Griffin holds entitlements to develop an additional approximately 434,000 square feet, consisting of a new industrial/warehouse building of approximately 234,000 square feet on an approximately 34 acre parcel and approved additions aggregating approximately 200,000 square feet to two buildings, and development plans (not yet approved) for an additional approximately 248,000 square foot building.  Griffin also holds entitlements to construct an additional approximately 498,000 square feet on two other land parcels in Connecticut, including approximately 267,000 square feet on a 27 acre parcel in Phoenix Crossing (the “Phoenix Crossing Parcel”) that is under agreement to be sold for approximately $3.8 million (see below). There is no guarantee that Griffin will develop the entitled square footage or sell the entitled land parcels to a third party for development.

Griffin owns an additional 99 acres of undeveloped land within NE Tradeport, 60 acres of which are in Windsor and the abutting 39 acres of which are in East Granby. Full approvals for the development of this remaining land for industrial use are not in place, and the East Granby land would require a zone change for industrial development. Parts of such acreage may not be developable. Griffin believes that additional infrastructure improvements, which may be significant, may be required to obtain approvals to develop portions of this land, particularly the land in East Granby. Griffin expects to continue to direct much of its real estate efforts in Connecticut on the construction and leasing of industrial/warehouse facilities in NE Tradeport and other suitably located land currently owned. As of November 30, 2019, Griffin also owns approximately 76 acres of undeveloped land in Phoenix Crossing (including the Phoenix Crossing Parcel)  that is zoned for industrial and commercial development.

As of November 30, 2019, approximately $84.2 million was invested (net book value) by Griffin in its Connecticut industrial/warehouse buildings, approximately $2.9 million was invested (net book value) by Griffin in the undeveloped NE Tradeport land and approximately $1.5 million was invested in the undeveloped Phoenix Crossing land. As of November 30, 2019, sixteen of Griffin’s Connecticut industrial/warehouse buildings were mortgaged for an aggregate of approximately $81.6 million.

On January 7, 2020, Griffin entered into an agreement to sell the Phoenix Crossing Parcel for a purchase price of approximately $3.8 million, before transaction costs. Completion of this transaction is contingent on a number of factors, including the buyer entering into a lease agreement with a third-party who would occupy the development on the land to be acquired and obtaining all necessary final permits from governmental authorities for its specific development plans. There is no guarantee that this transaction will be completed under its current terms, or at all.

Lehigh Valley, Pennsylvania

Since entering the Lehigh Valley market in fiscal 2010, Griffin has grown its portfolio to six industrial/warehouse buildings aggregating approximately 1,317,000 square feet as of November 30, 2019. A summary of Griffin’s Lehigh Valley industrial/warehouse square footage at the end of each of the past three fiscal years and leases in Griffin’s Lehigh Valley industrial/warehouse buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2017	1,183,000	1,183,000	100%
November 30, 2018	1,317,000	1,183,000	90%
November 30, 2019	1,317,000	1,246,000	95%

	2020	2021	2022
Square footage of leases expiring	201,000	609,000	132,000
Percentage of total space at November 30, 2019	5%	14%	3%
Number of tenants with leases expiring	1	3	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$1,342,000	$4,681,000	$1,025,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2019 rental revenue	4%	14%	3%

In fiscal 2019, Griffin leased approximately 64,000 square feet in 6975 Ambassador. Subsequent to November 30, 2019, the balance of 6975 Ambassador was substantially leased. Griffin also acquired the Lehigh Valley Land for approximately $1.9 million in fiscal 2019 using the proceeds from the Simsbury Land Sale to complete a 1031 Like-Kind Exchange. Griffin expects to build an approximately 100,000 square foot industrial/warehouse building on the Lehigh Valley Land. Approximately $71.2 million was invested (net book value) in Griffin’s Lehigh Valley buildings as of November 30, 2019.  As of November 30, 2019, all of the Lehigh Valley industrial/warehouse buildings, except 6975 Ambassador, were mortgaged for a total of approximately $47.0 million. Subsequent to November 30, 2019, Griffin entered into a $15.0 million nonrecourse mortgage loan collateralized by 6975 Ambassador and 871 Nestle Way, an approximately 120,000 square foot industrial/warehouse building in the Lehigh Valley. Approximately $3.2 million of the loan proceeds were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

Management believes that a lease for approximately 201,000 square feet of industrial/warehouse space that is scheduled to expire in fiscal 2020 will not be renewed. The vacancy rate of Lehigh Valley industrial/warehouse properties, in the counties where Griffin’s Lehigh Valley properties are located, as reported in CBRE’s Q4 2019 Marketview Lehigh Valley PA Industrial Report (the “Q4 2019 CBRE Lehigh Valley Report”) was 4.2% at the end of 2019, with a net absorption of approximately 4.2 million square feet in 2019.

Charlotte, North Carolina

In fiscal 2017, Griffin entered the Charlotte, North Carolina market when it acquired 215 International in Concord, North Carolina, in the greater Charlotte area, which was 74% leased when it was acquired. Subsequent to the purchase of 215 International, one of the tenants in that building leased the remaining approximately 73,000 square feet that had been vacant at the time the building was acquired. A summary of Griffin’s Charlotte, North Carolina industrial/warehouse square footage at the end of each of the past three fiscal years and leases in Griffin’s Charlotte, North Carolina industrial/warehouse building scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2017	277,000	277,000	100%
November 30, 2018	277,000	277,000	100%
November 30, 2019	560,000	382,000	68%

	2020	2021	2022
Square footage of leases expiring	—	108,000	—
Percentage of total space at November 30, 2019	—%	2%	—%
Number of tenants with leases expiring	—	1	—
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$602,000	$—
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2019 rental revenue	—%	2%	—%

In fiscal 2019, Griffin completed and placed in service two industrial/warehouse buildings, 160 International and 180 International, aggregating approximately 283,000 square feet on the Concord Land and entered into two leases aggregating approximately 105,000 square feet of 160 International. In fiscal 2019, Griffin also acquired two undeveloped parcels of land in Charlotte, North Carolina totaling approximately 44 acres on which Griffin plans to construct three industrial/warehouse buildings aggregating approximately 520,000 square feet. The purchase price of approximately $5.6 million for the Charlotte Land was paid using proceeds from the Simsbury Land Sale to complete a 1031 Like-Kind Exchange. As of November 30, 2019, approximately $34.5 million was invested (net book value) in Griffin’s three industrial/warehouse buildings in North Carolina, and 215 International was mortgaged under a nonrecourse mortgage loan for approximately $11.7 million.

The Charlotte, North Carolina industrial real estate market remained strong in 2019. CBRE’s Q4 2019 Marketview Charlotte Industrial Report reported a vacancy rate of 5.0% for warehouse space at the end of 2019, as compared 5.3% at the end of 2018 and absorption of 5.3 million square feet of warehouse space in 2019, as compared to 4.8 million in 2018.

Orlando, Florida

In fiscal 2019, Griffin entered the Orlando, Florida market by acquiring 7466 Chancellor, which is fully leased to a single tenant. The lease for 7466 Chancellor runs through January 31, 2025. Griffin utilized its acquisition line of credit (the “Acquisition Credit Line”) with Webster Bank, N.A. (“Webster Bank”) to finance a portion of the acquisition of 7466 Chancellor, and, as of November 30, 2019, there was a balance outstanding on Griffin’s Acquisition Credit Line of approximately $5.9 million. Subsequent to November 30, 2019, Griffin repaid the full amount outstanding on its Acquisition Credit Line with proceeds from a mortgage loan secured by 7466 Chancellor.

On January 2, 2020, Griffin entered into an agreement to acquire an approximately 108,000 square foot fully leased industrial/warehouse building in Orlando, Florida for approximately $7.9 million. On January 13, 2020, Griffin entered into an agreement with a different seller to acquire an approximately 68,000 square foot industrial/warehouse building in Orlando, Florida that is approximately 32% leased for approximately $5.7 million. There is no guarantee that either of these building acquisitions will be completed under their current terms, or at all.

Office/Flex Properties

All of Griffin’s office/flex properties are located in Griffin Center in Windsor and Bloomfield, Connecticut and Griffin Center South in Bloomfield, which are in the north submarket of Hartford. In Griffin Center, Griffin currently owns two multi‑story office buildings that have an aggregate of approximately 161,000 square feet, a single-story office building of approximately 48,000 square feet and a small restaurant building of approximately 7,200 square feet. In Griffin Center South, Griffin currently owns eight office/flex buildings with an aggregate of approximately 217,000 square feet of single-story office/flex space. Griffin’s office/flex square footage was approximately 70% leased as of November 30, 2019.

A summary of Griffin’s office/flex square footage at the end of each of the past three fiscal years and leases in Griffin’s office/flex buildings scheduled to expire during the next three fiscal years are as follows:

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2017	433,000	308,000	71%
November 30, 2018	433,000	312,000	72%
November 30, 2019	433,000	302,000	70%

	2020	2021	2022
Square footage of leases expiring	22,000	49,000	24,000
Percentage of total space at November 30, 2019	*	1%	1%
Number of tenants with leases expiring	3	4	2
Annual rental revenue (including tenant reimbursements) of expiring leases	$360,000	$812,000	$317,000
Annual rental revenue of expiring leases as a percentage of Griffin’s total fiscal 2019 rental revenue	1%	2%	1%

* Less than 1%.

As of November 30, 2019, Griffin’s total office/flex space of approximately 433,000 square feet comprised approximately 10% of Griffin’s total square footage. Griffin expects that its office/flex space will continue to become a smaller percentage of its total space as Griffin plans to focus on the growth of its industrial/warehouse building portfolio either through the acquisition of fully or partially leased buildings, development of buildings on land currently owned or to be acquired, or both. Management believes that the rental rates on the leases for office/flex space of approximately 22,000 square feet that are scheduled to expire in fiscal 2020 are at market rates for similar space.

The Hartford office/flex market remained weak in 2019, as evidenced by vacancy rates at the end of 2019, as stated in the Q4 2019 CBRE|New England Report, of 18.3% for the overall Hartford market. The vacancy rate in the north submarket of Hartford decreased slightly to 31.8% from 33.6% at the end of 2018.

In fiscal 2019, there was a net reduction of approximately 17,000 square feet of office/flex space under lease that was the result of several lease extensions and relocations whereby the tenants reduced their space leased. Such relocations included a tenant in Griffin’s two multi-story office buildings in Griffin Center in Windsor, Connecticut that downsized from approximately 34,000 square feet under leases that were set to expire on July 31, 2019, to approximately 25,000 square feet under a new six-year lease. In fiscal 2019, Griffin renewed a lease for approximately 29,000 square feet of office/flex space at a rental rate approximately 13% lower than the expiring rental rate for five and a half years. Griffin also renewed a lease for approximately 15,000 square feet of office/flex space at the same rate as the expiring lease for a two-year term. There was another lease for approximately 7,000 square feet of office/flex space, whereby the tenant expanded its leased space slightly and renewed for a term of five years. That rental rate is approximately 11% lower than the expiring rental rate.

Currently there are approximately 156 acres of undeveloped land in Griffin Center and approximately 75 acres of undeveloped land in Griffin Center South that are owned by Griffin. As of November 30, 2019, approximately $17.1 million was invested (net book value) in Griffin’s office/flex buildings and approximately $1.6 million was invested by Griffin in the undeveloped land in Griffin Center and Griffin Center South. Griffin’s two multi‑story office buildings in Griffin Center are mortgaged for approximately $4.2 million as of November 30, 2019, and Griffin’s single story office building in Griffin Center and the eight single-story office/flex buildings, an industrial/warehouse building in Griffin Center South and an industrial/warehouse building in Phoenix Crossing are the collateral for Griffin’s $19.5 million revolving line of credit.

Residential Developments

Simsbury, Connecticut

Several years ago, Griffin filed plans for a proposed residential development (“Meadowood”) in Simsbury, Connecticut (“Simsbury”). After several years of litigation with Simsbury regarding Meadowood, a settlement was reached. The settlement terms included, among other items, approval for up to 296 homes, certain remediation measures and offsite road improvements to be performed by Griffin and the purchase by Simsbury of a portion of the Meadowood land for open space. The sale of a portion of the Meadowood land to Simsbury closed in fiscal 2008. In fiscal 2012, Griffin completed the required offsite road improvements and in fiscal 2014, Griffin completed the required remediation work. In the 2019 fourth quarter, management decided to pursue alternatives to a large scale long-term residential development for Meadowood that would enable Griffin to realize proceeds in a more timely manner that could be redeployed by Griffin towards its key strategy of increasing its industrial/warehouse portfolio. As a result of these actions, in  the fiscal 2019 fourth quarter, Griffin recorded an impairment loss of $3.1 million to lower the carrying value of the real estate assets of Meadowood to their estimated fair value of approximately $5.4 million.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximately 277 acres of Meadowood (the “Meadowood Land”). For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5.4 million, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land will be completed under the current terms of the Meadowood Option Agreement, or at all.

Suffield, Connecticut

In fiscal 2006, Griffin completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. Griffin sold twenty‑five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007. Griffin has subsequently sold seven additional lots, including the sale of one residential lot in fiscal 2019. As of November 30, 2019, Griffin held eighteen Stratton Farms residential lots. The book value for Stratton Farms was approximately $1.0 million at November 30, 2019.

Other Land

Concurrent with Griffin’s sale in fiscal 2014 of its landscape nursery business, Imperial Nurseries, Inc. (“Imperial”), Griffin and the buyer, Monrovia Connecticut LLC (“Monrovia”) entered into a Lease and Option Agreement, which was amended in fiscal 2016 (as amended, the “Imperial Lease”) pursuant to which Monrovia leased Imperial’s production nursery located in Granby and East Granby, Connecticut (the “Connecticut Farm”) for a ten-year period. The Imperial Lease grants Monrovia options to extend the term for up to an additional fifteen years and to purchase the land, land improvements and other operating assets that were used by Imperial on the Connecticut Farm during the first thirteen years of the lease period for $9.5 million, or $7.0 million if only a certain portion of the Connecticut Farm is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.

Prior to the fiscal 2009 third quarter, Imperial operated a production nursery in Quincy, Florida (the “Florida Farm”). In fiscal 2009, Imperial shut down its growing operations on the Florida Farm and leased that facility to a grower of landscape nursery plants. After the expiration of that lease, Griffin entered into a new three-year lease of the Florida Farm with another grower that started July 1, 2016. On December 18, 2017, the tenant leasing the Florida Farm filed for protection under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected the Florida Farm Lease effective September 15, 2018. The lease of the Florida Farm had a rental rate of $0.5 million per year at the time it was terminated. On September 28, 2018, Griffin and the tenant entered into a Stipulated Order whereby Griffin agreed to allow the tenant to remain on the Florida Farm through October 31, 2018 at the then current rental rate under the Florida Farm Lease. Griffin received all rent due under the Florida Farm Lease and the Stipulated Order. In fiscal 2019, Griffin entered into an agreement to sell the Florida Farm, but subsequent to November 30 , 2019 the buyer notified Griffin that they were not moving forward with the proposed transaction. Griffin is currently marketing the Florida Farm for sale or lease.

In fiscal 2019, Griffin leased approximately 364 acres of undeveloped land in Connecticut and Massachusetts to local farmers. Approximately 427 acres and 560 acres were leased to local farmers in fiscal 2018 and fiscal 2017, respectively. The revenue generated from the leasing of farmland is not material to Griffin’s total revenue.

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one-year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut. The purchase price has a range of a minimum of $6.0 million to a maximum of $7.95 million based upon the final approved use of the land. The buyer may extend the option period for up to three years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process for the buyer’s projected use and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

Employees

As of November 30, 2019, Griffin had 32 employees, including 31 full‑time employees. Presently, none of Griffin’s employees are represented by a union. Griffin believes that relations with its employees are satisfactory.

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

There is a great amount of competition for the acquisition of industrial/warehouse buildings and for the acquisition of undeveloped land for construction of such buildings. Griffin competes for the acquisition of industrial/warehouse properties with real estate investment trusts (“REITs”), institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts, public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than Griffin, and may be able to accept more risk, including risk related to the creditworthiness of tenants or the degree of leverage they may be willing to take on. Competitors for acquisitions may also have advantages from a lower cost of capital or greater operating efficiencies associated with being a larger entity.

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

Griffin periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable federal and state environmental laws. In connection with the sale of Imperial, Griffin incurred a small amount of costs to remediate a small area of the Connecticut Farm that is leased to Monrovia under the Imperial Lease. As of the date of this Annual Report, Griffin is in discussions with the Connecticut Department of Energy and Environmental Protection regarding findings of exceedances of certain residual pesticides on a limited portion of the Connecticut Farm being leased to Monrovia. At this time, Griffin does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws on any of its properties. Griffin may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or property sales.

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

90% of Griffin’s buildings are warehouse/distribution facilities and light manufacturing facilities in the industrial real estate sector. This level of concentration exposes Griffin to the risk of economic downturns in the industrial real estate sector to a greater extent than if its properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the leasing market for industrial properties could have a material adverse effect on Griffin’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

Griffin’s real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, Griffin’s operating performance is impacted by the economic conditions of the specific geographic markets in which it has concentrations of properties. The portfolio includes holdings in Connecticut, the Lehigh Valley of Pennsylvania,  the greater Charlotte, North Carolina area and Orlando, Florida, which represented 56%, 29%, 13% and 2% of Griffin’s total portfolio by square footage, respectively, as of November 30, 2019. This geographic concentration could adversely affect Griffin’s operating performance if conditions become less favorable in any of the states or regions in which it has a concentration of properties. Griffin cannot assure that any of its markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of properties. Griffin’s operations may also be adversely affected if competing properties are built in its target markets. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in Griffin experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Any adverse economic or real estate developments in Griffin’s target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems in these markets, could materially and adversely impact Griffin’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

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
▪

Griffin may be unable to obtain, or may face delays in obtaining required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and require Griffin to abandon its activities entirely with respect to a project;

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
▪

occupancy rates and rents at newly completed properties and the time it takes to fully or substantially lease such facilities may not meet Griffin’s expectations. This may result in lower than projected occupancy and rental rates resulting in an investment that is less profitable than projected or unprofitable; and

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
▪

acquired properties have been and may continue to be located in new markets where Griffin faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

▪

Griffin may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties and operating entities, into its existing operations, and as a result, Griffin’s results of operations and financial condition could be adversely affected.

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

Griffin’s office/flex portfolio, which comprises 10% of its total square footage and was 70% occupied as of November 30, 2019, is concentrated in the north submarket of Hartford. The demand for office/flex space in this market is weak and competitive, with market vacancy in excess of 30% as of December 31, 2019, according to the Q4 2019 CBRE|New England Report. There is no certainty that Griffin will retain existing tenants or attract new tenants to its office/flex buildings. Re-leasing Griffin’s office/flex properties typically requires greater investment per square foot than for Griffin’s industrial/warehouse properties and could negatively impact Griffin’s results of operations and cash flow.

Griffin may experience increased operating costs, which could adversely affect Griffin’s results of operations.

Griffin’s properties are subject to increases in operating expenses such as real estate taxes, fuel, utilities, labor, repairs and maintenance, building materials and insurance. While many of Griffin’s current tenants generally are obligated to pay a significant portion of these costs, there are no assurances that existing or new tenants will agree to or make such payments. If operating expenses increase, Griffin may not be able to pass these costs on to its tenants and, therefore, any such increases could have an adverse effect on Griffin’s results of operations and cash flow. Additionally, for space that has remained or remains unleased, Griffin has incurred, and will continue to incur, all of the building’s operating costs for such space without reimbursements from tenants.

Griffin relies on third-party managers for day-to-day property management of certain of its properties.

Griffin relies on local third-party managers for the day-to-day management of its Lehigh Valley,  greater Charlotte, North Carolina and Orlando, Florida properties. To the extent that Griffin uses a third-party manager, the cash flows from its Lehigh Valley, greater Charlotte and Orlando properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage Griffin’s properties effectively or in accordance with their agreements with Griffin, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, Griffin could incur losses or face liabilities from the loss or injury to its property or to persons at its properties. In addition, disputes may arise between Griffin and these third-party managers, and Griffin may incur significant expenses to resolve those disputes, or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with Griffin’s properties, which may result in conflicts of interest and decisions regarding the operation of Griffin’s properties that are not in Griffin’s best interests. Griffin has and likely would continue to rely on third-party managers in any new markets it enters through its acquisition activities.

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

Griffin reviews the carrying value of its properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. Griffin bases its review on an estimate of the future cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition on an undiscounted basis. Griffin considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. With respect to undeveloped land, Griffin evaluates the cash flow to be generated from the potential use or sale of such land as compared to the costs, including entitlement and infrastructure costs for the intended use or costs required to prepare the land for sale. If Griffin’s evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

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

As of November 30, 2019, Griffin had indebtedness under nonrecourse mortgage loans of approximately $144.5 million, collateralized by approximately 88% of the total square footage of its industrial/warehouse and office/flex buildings. If a significant number of Griffin’s tenants were unable to meet their obligations to Griffin or if Griffin were unable to lease a significant amount of space in its properties on economically favorable lease terms, there would be a risk that Griffin would not have sufficient cash flow from operations for payments of required principal and interest on these loans. If Griffin was unable to make such payments and was to default, the property collateralizing the mortgage loan could be foreclosed upon, and Griffin’s financial condition and results of operations would be adversely affected. In addition, two of Griffin’s nonrecourse mortgage loans contain cross default provisions. A default under a mortgage loan that has cross default provisions may cause Griffin to automatically default on another loan.

Griffin’s use of financing arrangements that include balloon payment obligations could have a material adverse effect on its financial condition.

Approximately 93% of Griffin’s nonrecourse mortgage loans as of November 30, 2019 require a lump-sum or “balloon” payment at maturity. Griffin’s ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, Griffin may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms. If Griffin were to be unable to refinance the balloon payment, then it may be forced to sell the property or pay the balloon payment using its existing cash on hand or other liquidity sources, or the property could be foreclosed. Any balloon payments that Griffin makes out of its existing cash or liquidity may have a material adverse effect on its financial condition and leave it with insufficient cash to invest in other properties, pay dividends to stockholders or meet its other obligations.

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

Griffin may suffer adverse effects as a result of the terms of and covenants relating to its credit facilities.

Griffin’s continued ability to borrow under its credit facilities with Webster Bank, including its $19.5 million revolving credit facility and its $15 million acquisition credit facility, is subject to compliance with certain financial and other covenants. Griffin’s failure to comply with such covenants under any of its credit facilities could cause a default under such credit facility, and Griffin may then be required to repay amounts outstanding, if any, under such facility with capital from other sources. Under those circumstances, other sources of capital may not be available to Griffin, or may be available only on unattractive terms.

Griffin’s risk related to the discontinuation of LIBOR

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next two years. As of November 30, 2019, Griffin’s had approximately $5.9 million of floating rate debt outstanding under the Acquisition Credit Line, the interest on which is based on LIBOR. Griffin also had approximately $92.4 million of floating rate debt under nonrecourse mortgage loans, the interest on which is based on LIBOR, however, Griffin entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans.

In the event that LIBOR is no longer available, the revolving credit line provides for a transition to a comparable rate of interest determined by Webster Bank and the Acquisition Credit Line contemplates that Webster Bank will transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Such an event would not affect Griffin’s ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is unclear, but these changes could adversely affect Griffin’s cash flow, financial condition and results of operations.

Griffin relies on key personnel.

Griffin’s success depends to a significant degree upon the contribution of certain key personnel, including but not limited to Griffin’s President and Chief Executive Officer, Griffin Industrial, LLC’s Senior Vice President and Griffin Industrial, LLC’s Vice President of Construction and Development. If any of Griffin’s key personnel were to cease employment, Griffin’s operating results could suffer. Griffin’s ability to retain its senior management group or attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation on their availability could adversely affect Griffin’s results of operations and cash flows. Griffin has not obtained and does not expect to obtain key man life insurance on any of its key personnel.

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

The market for leasing industrial/warehouse space and office/flex space is highly competitive. Griffin competes for tenants with owners of numerous properties in the areas where Griffin’s buildings are located. Some of Griffin’s competitors for tenants have greater financial resources than Griffin and may be able to offer prospective tenants more attractive financial or other terms than Griffin is able to offer and may be able to accept more risk related to the creditworthiness of tenants. Griffin’s competes for tenants on the bases of location, price, availability of space, convenience and amenities.

There is a great amount of competition for the acquisition of industrial/warehouse buildings and for the acquisition of undeveloped land for construction of such buildings. Griffin competes for the acquisition of industrial/warehouse properties with real estate investment trusts (“REITs”), institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts, public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than Griffin, and may be able to accept more risk, including risk related to the degree of leverage they may be willing to take on and risk related to acquiring properties that are not substantially leased. Competitors for acquisitions may also have advantages from a lower cost of capital or greater operating efficiencies associated with being a larger entity.

Griffin may experience increased costs of raw materials, labor and energy, which could adversely affect its operations.

Griffin’s construction activities and maintenance of its current portfolio could be adversely affected by increases in raw materials, labor or energy costs. An increase in the cost of building new facilities could negatively impact Griffin’s future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in Griffin’s real estate assets, which may lower the return on investment in new facilities. The lack of availability of labor could also result in higher construction costs as a result of increases in wage rates or delay construction of new facilities. Furthermore, as petroleum and other energy costs increase, products used in the construction of Griffin’s facilities, such as steel, masonry, asphalt, cement and building products may increase. Additionally, government international trade policies, including implementation of or changes in tariffs, could impact the cost of products used in Griffin’s facilities. An increase in energy costs could increase Griffin’s building operating expenses and thereby lower Griffin’s operating results.

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

Griffin has properties in Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte area in North Carolina and Orlando, Florida in addition to extensive land holdings in Connecticut, Massachusetts and northern Florida. Under federal, state and local environmental laws, ordinances and regulations, Griffin may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, Griffin may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, Griffin may have to pay for investigation and clean‑up costs incurred in connection with a contamination. The law typically imposes cleanup responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of Griffin’s undeveloped land or could increase operating costs due to the cost of complying with new regulations.

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

Griffin’s operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances, wetlands restrictions, storm water regulations and open space preservation initiatives. Any changes in regulations regarding these matters may impact the ability of Griffin to develop its properties or increase Griffin’s costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of Griffin’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

Uninsured losses or a loss in excess of insured limits could adversely affect Griffin’s business, results of operations and financial condition.

Griffin carries comprehensive insurance coverage, including property, liability, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of Griffin’s properties, Griffin could experience a significant loss of capital invested in and potential revenue from the properties affected.

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

Griffin is exposed to potential physical risks from possible future changes in climate. Griffin’s properties may be exposed to rare catastrophic weather events, such as severe storms, hurricanes and/or floods. If the frequency of extreme weather events increases due to climate change, Griffin’s exposure to these events could increase.

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

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Frederick M. Danziger, Griffin’s Chairman, Michael S. Gamzon, a director and Griffin’s President and Chief Executive Officer and Edgar M. Cullman, Jr., a director of Griffin, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 44.9% of the outstanding common stock of Griffin as of November 30, 2019. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of Griffin’s corporate and management policies and may limit other Griffin stockholders’ ability to influence Griffin’s corporate and management policies.

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

Some of the factors that could negatively affect Griffin’s share price or result in fluctuations in the price or trading volume of its common stock include:

•	actual or anticipated variations in Griffin’s quarterly operating results or dividends;
•	changes in Griffin’s results of operations or cash flows;
•	publication of research reports about Griffin or the real estate industry;
•	prevailing interest rates;
•	the market for similar securities;
•	lack of liquidity or low trading volume of Griffin common stock;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional or future issuance of debt or equity Griffin incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this annual report;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Land Holdings

As of November 30, 2019, Griffin’s land holdings were as follows:

	Land Area (in acres)
Location	Developed		Undeveloped

Connecticut
Bloomfield	34		151	(a)
East Granby	15		525	(b)
Granby	—		333	(b)
Simsbury	—		484	(c)
Suffield	—		28	(d)
Windsor	274	(e)	532	(f)
Florida
Orlando	5		—
Quincy	—		1,066	(g)
Massachusetts
Southwick	—		297
North Carolina
Charlotte	—		44
Concord	40		—
Pennsylvania
Allentown	—		14
Breinigsville	17		—
Hanover Township	49		—
Lower Nazareth Township	51		—
Upper Macungie Township	14		—

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

(a)	Includes 75 acres of undeveloped land in Griffin Center South, 56 acres of undeveloped land in Griffin Center and 15 acres of undeveloped land in Phoenix Crossing.
(b)

Includes 347 acres in East Granby and 323 acres in Granby that comprise the Connecticut Farm that is leased to Monrovia under the Imperial Lease. East Granby also includes 82 acres under the East Granby/Windsor Option Agreement (see Part I, “Item 1. Business-Other Land”).

(c)

Includes 277 acres for the site of the approved Meadowood residential development. On February 3, 2020, Griffin entered into the Meadowood Option Agreement for the sale of the Meadowood Land (see Part I, “Item 1. Business-Residential Developments, Simsbury, Connecticut”).

(d)	Includes 17 acres for the Stratton Farms residential development.
(e)	Includes land entitled to expand two existing industrial/warehouse buildings by a total of 200,000 square feet.
(f)

Includes 198 acres under the East Granby/Windsor Option Agreement, 100 acres of undeveloped land in Griffin Center, 94 acres of undeveloped land in NE Tradeport and 61 acres of undeveloped land in Phoenix Crossing. Approximately 27 acres of the Phoenix Crossing undeveloped land is under agreement to be sold (see Part I, “Item 1. Business-Industrial/Warehouse Properties, Hartford, Connecticut”).

(g)	Reflects the Florida Farm.

Developed Properties

As of November 30, 2019, Griffin owned forty buildings, comprised of twenty-eight industrial/warehouse buildings, eleven office/flex buildings and a small restaurant building. A listing of those facilities is as follows:

Connecticut Industrial/Warehouse Properties
100 International Drive, Windsor, CT*	304,200 sq. ft.
220 Tradeport Drive, Windsor, CT*	234,000 sq. ft.
1985 Blue Hills Avenue, Windsor, CT*	165,000 sq. ft.
755 Rainbow Road, Windsor, CT*	148,500 sq. ft.
758 Rainbow Road, Windsor, CT*	138,400 sq. ft.
754 Rainbow Road, Windsor, CT*	136,900 sq. ft.
330 Stone Road, Windsor, CT*	136,900 sq. ft.
759 Rainbow Road, Windsor, CT*	126,900 sq. ft.
75 International Drive, Windsor, CT*	117,000 sq. ft.
20 International Drive, Windsor, CT*	99,800 sq. ft.
40 International Drive, Windsor, CT*	99,800 sq. ft.
35 International Drive, Windsor, CT*	97,600 sq. ft.
16 International Drive, East Granby, CT*	58,400 sq. ft.
25 International Drive, Windsor, CT*	57,200 sq. ft.
15 International Drive, East Granby, CT*	41,600 sq. ft.
14 International Drive, East Granby, CT*	40,100 sq. ft.
131 Phoenix Crossing, Bloomfield, CT**	31,200 sq. ft.
210 West Newberry Road, Bloomfield, CT**	18,400 sq. ft.

Pennsylvania Industrial/Warehouse Properties
4270 Fritch Drive, Lower Nazareth, PA*	302,600 sq. ft.
5220 Jaindl Blvd., Hanover Township, PA*	280,000 sq. ft.
5210 Jaindl Blvd., Hanover Township, PA*	252,000 sq. ft.
4275 Fritch Drive, Lower Nazareth, PA*	228,000 sq. ft.
6975 Ambassador Drive, Allentown, PA*	134,000 sq. ft.
871 Nestle Way, Breinigsville, PA*	119,900 sq. ft.

North Carolina Industrial/Warehouse Properties
215 International Drive, Concord, NC*	277,300 sq. ft.
160 International Drive, Concord, NC	146,800 sq. ft.
180 International Drive, Concord, NC	136,000 sq. ft.

Florida Industrial/Warehouse Property
7466 Chancellor Drive, Orlando, FL*	100,000 sq. ft.

Connecticut Office/Flex Properties
5 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
7 Waterside Crossing, Windsor, CT*	80,500 sq. ft.
29 - 35 Griffin Road South, Bloomfield, CT**	57,500 sq. ft.
21 Griffin Road North, Windsor, CT**	48,300 sq. ft.
55 Griffin Road South, Bloomfield, CT**	40,300 sq. ft.
340 West Newberry Road, Bloomfield, CT**	39,000 sq. ft.
206 West Newberry Road, Bloomfield, CT**	22,800 sq. ft.
204 West Newberry Road, Bloomfield, CT**	22,300 sq. ft.
330 West Newberry Road, Bloomfield, CT**	11,900 sq. ft.
310 West Newberry Road, Bloomfield, CT**	11,400 sq. ft.
320 West Newberry Road, Bloomfield, CT**	11,100 sq. ft.
1936 Blue Hills Avenue, Windsor, CT	7,200 sq. ft.

*     Included as collateral under one of Griffin’s nonrecourse mortgage loans as of January 31, 2020.

**   Included as collateral under Griffin’s revolving line of credit with Webster Bank as of January 31, 2020.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Griffin’s common stock is traded on The Nasdaq Stock Market LLC under the symbol GRIF. As of January 31, 2020, there were 141 holders of record of Griffin common stock, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees. The closing market price as quoted on The Nasdaq Stock Market LLC on such date was $40.50 per share.

Dividend Policy

Griffin’s dividend policy is to consider the payment of an annual dividend at the end of its fiscal year, which enables the Board of Directors to evaluate both Griffin’s prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend and the amount thereof, if any.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected statement of operations data for fiscal years 2015 through 2019 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2017, fiscal 2018 and fiscal 2019 and the selected balance sheet data for fiscal 2018 and fiscal 2019 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report. The selected statement of operations data for fiscal 2015 and fiscal 2016 and the balance sheet data for fiscal 2015, fiscal 2016 and fiscal 2017 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total revenue	$44,045	$33,800	$43,884	$30,851	$28,088
Depreciation and amortization expense	11,801	11,404	10,064	8,797	7,668
Impairment loss	3,100	—	—	—	—
Operating income	9,599	4,971	12,622	5,627	4,314
Net income (loss) income	3,668	(1,653)	4,627	576	425
Basic net income (loss) per share	0.72	(0.33)	0.92	0.11	0.08
Diluted net income (loss) per share	0.72	(0.33)	0.92	0.11	0.08
Balance Sheet Data:
Total assets	268,495	263,469	249,037	223,623	208,050
Mortgage and construction loans, net of debt issuance costs	142,575	145,052	129,203	109,697	89,185
Stockholders’ equity	90,762	94,828	93,053	90,803	94,809
Cash dividends declared per common share	0.50	0.45	0.40	0.30	0.30

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time period and the use of which is not consistent with Griffin’s core focus on industrial/warehouse properties.

The notes to Griffin’s consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report contain a summary of the significant accounting policies and methods used in the preparation of Griffin’s consolidated financial statements. In the opinion of management, because of the relative magnitude of Griffin’s real estate assets, accounting methods and estimates related to those assets are critical to the preparation of Griffin’s consolidated financial statements. Griffin uses accounting policies and methods under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following are the critical accounting estimates and methods used by Griffin:

Revenue and gain recognition: Revenue includes rental revenue from Griffin’s industrial and commercial properties and proceeds from property sales. Rental revenue is accounted for on a straight‑line basis over the applicable lease terms in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, “Leases.” Gains on property sales are recognized in accordance with FASB ASC 606, “Revenue from Contracts with Customers,” based on the specific terms of each sale.  When the percentage of completion method is used to account for a sale of real estate, gains on sales are recognized over time as performance obligations are satisfied.

Impairment of long‑lived assets: Griffin reviews annually, as well as when conditions may indicate, its long‑lived assets to determine if there are any indicators of impairment, such as a prolonged vacancy in one of Griffin’s rental properties. If indicators of impairment are present, Griffin evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. Development costs that have been capitalized are reviewed periodically for future recoverability.

Stock based compensation: Griffin determines stock-based compensation based on the estimated fair values of stock options as determined on their grant dates using the Black‑Scholes option‑pricing model. In determining the estimated fair values of stock options issued, Griffin makes assumptions on expected volatility, risk-free interest rates, expected option terms and dividend yields.

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

Income taxes: In accounting for income taxes under FASB ASC 740, “Income Taxes,” management estimates future taxable income from operations, the sale of appreciated assets, the remaining years before the expiration of net operating loss carryforwards, future reversals of existing temporary differences and tax planning strategies in determining if it is more likely than not that Griffin will realize the benefits of its deferred tax assets. Deferred tax assets and deferred tax liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates on income is recognized in the period that the tax rate change is enacted.

Summary

In the fiscal year ended November 30, 2019 (“fiscal 2019”), Griffin had net income of approximately $3.7 million as compared to a  net loss of approximately $1.7 million in the fiscal year ended November 30, 2018 (“fiscal 2018”). Net  income in fiscal 2019, as compared to the net loss in fiscal 2018, principally reflected: (a) an increase of approximately $4.6 million in operating income in fiscal 2019 as compared to fiscal 2018;  and (b) an increase of approximately $0.1 million in investment income in fiscal 2019 as compared to fiscal 2018; partially offset by (c)  an increase of approximately $0.7 million in the income tax provision in fiscal 2019 as compared to fiscal 2018; and (d) an increase of approximately $0.1 million in interest expense in fiscal 2019 as compared to fiscal 2018.

The higher operating income in fiscal 2019, as compared to fiscal 2018, reflected: (a) an approximately $7.0 million increase in gain from property sales; (b) an approximately $1.0 million increase in operating income from leasing (“Leasing NOI”)2, which Griffin defines as rental revenue less operating expenses of rental properties; (c) an approximately $0.1 million decrease in general and administrative expense in fiscal 2019 as compared to fiscal 2018; and (d) a gain on insurance recovery of approximately $0.1 million for storm damage to the approximately 1,066 acre parcel of undeveloped land in Quincy, Florida (the “Florida Farm”); partially offset by (e) an impairment loss on real estate assets of $3.1 million; and (f) an approximately $0.4 million increase in depreciation and amortization expense in fiscal 2019 as compared to fiscal 2018. The higher gain from property sales in fiscal 2019, as compared to fiscal 2018, principally reflected a gain of approximately $7.3 million in fiscal 2019 from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”).

The increase in Leasing NOI to approximately $24.2 million in fiscal 2019, from approximately $23.2 million in fiscal 2018, principally reflected an approximately $1.4 million increase in rental revenue in fiscal 2019, as compared to fiscal 2018, partially offset by an increase of approximately $0.5 million in operating expenses of rental properties in fiscal 2019, as compared to fiscal 2018. The increase in rental revenue principally reflects more space under lease in fiscal 2019 as compared to fiscal 2018. The increase in operating expenses of rental properties principally reflects a full year of expenses in fiscal 2019 for both 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania and 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot industrial/warehouse building in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, as compared to expenses for those buildings only being incurred during the fourth quarter of fiscal 2018 (the “2018 fourth quarter”). 6975 Ambassador and 220 Tradeport were both placed in service in the 2018 fourth quarter. The impairment loss reflects the write down of the real estate assets of Griffin’s approved but unbuilt residential development (“Meadowood”) in Simsbury, Connecticut. The higher depreciation and amortization expense in fiscal 2019, as compared to fiscal 2018, principally reflected higher depreciation and amortization related to 220 Tradeport and 6975 Ambassador, partially offset by a reduction of depreciation and amortization expense on tenant improvements related to leases that terminated in fiscal 2019. The higher interest expense in fiscal 2019, as compared to fiscal 2018, principally reflected the higher amount of debt outstanding in fiscal 2019 as compared to fiscal 2018.

Griffin had an income tax benefit of approximately $0.2 million in fiscal 2019 as compared to an income tax provision of approximately $0.5 million in fiscal 2018. The income tax benefit in fiscal 2019 principally reflected a credit of approximately $0.9 million included in the fiscal 2019 income tax provision from a change in Connecticut tax law that more than offset approximately $0.7 million of income taxes provided on fiscal 2019 pretax income of approximately $3.5 million. The income tax provision in fiscal 2018 principally reflected a charge of approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities due to the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% under the Tax Cuts and Jobs Act (“TCJA”), partially offset by a tax benefit of approximately $0.5 million on Griffin’s pretax loss of approximately $1.1 million in fiscal 2018.

___________________

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

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

Total revenue increased to approximately $44.0 million in fiscal 2019 from approximately $33.8 million in fiscal 2018, reflecting increases of approximately $8.8 million in revenue from property sales and approximately $1.4 million in rental revenue. Rental revenue increased to approximately $34.2 million in fiscal 2019 from approximately $32.8 million in fiscal 2018. The approximately $1.4 million increase in rental revenue in fiscal 2019 over fiscal 2018 was principally due to: (a) an increase of approximately $1.3 million from 220 Tradeport, which was completed and fully leased in the 2018 fourth quarter; and (b) an increase of approximately $0.6 million from leasing previously vacant space; partially offset by (c) a decrease of approximately $0.5 million in rental revenue from leases that expired.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of November 30, 2019	4,462,000	4,034,000	90%
As of November 30, 2018	4,078,000	3,777,000	93%

The approximately 384,000 square foot increase in total square footage as of November 30, 2019, as compared to November 30, 2018, was due to: (a) placing into service in the fiscal 2019 fourth quarter (the “2019 fourth quarter”) upon the completion of construction, on speculation, two industrial/warehouse buildings (“160 International” and “180 International”), aggregating approximately 283,000 square feet in Concord, North Carolina in the greater Charlotte area; and (b) the acquisition in the 2019 fourth quarter of 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/warehouse building in Orlando, Florida, and Griffin’s first property in that market.

The approximately 257,000 square foot net increase in leased square footage as of November 30, 2019, as compared to November 30, 2018, was principally due to: (a) approximately 105,000 square feet in 160 International being leased; (b) the acquisition of 7466 Chancellor, which is fully leased: (c) approximately 64,000 square feet in 6975 Ambassador being leased; (d) leasing approximately 30,000 square feet of previously vacant primarily industrial/warehouse space in connection with the expansion and extension of two leases; partially offset by (e) a reduction of approximately 23,000 square feet due to the expiration of a lease of industrial/warehouse space in NE Tradeport; and (f) a reduction of approximately 17,000 square feet as the result of several lease extensions and relocations of office/flex space whereby the tenants reduced their space leased. Such relocations included a tenant in Griffin’s two multi-story office buildings in Griffin Center in Windsor, Connecticut, that downsized from an aggregate of approximately 34,000 square feet under leases that were scheduled to expire on July 31, 2019, to approximately 25,000 square feet under a new six-year lease. In fiscal 2019, Griffin extended leases aggregating approximately 141,000 square feet, that included two leases for industrial/warehouse space in NE Tradeport aggregating approximately 80,000 square feet and several leases for office/flex space aggregating approximately 60,000 square feet.

As of November 30, 2019, Griffin’s approximately 4,029,000 square feet of industrial/warehouse space, which comprised approximately 90% of Griffin’s total square footage, was 93% leased (97% leased excluding 160 International and 180 International). The only significant vacancies, excluding the vacancies in 160 International and 180 International, were approximately 70,000 square feet in 6975 Ambassador and approximately 48,000 square feet in NE Tradeport. Both of those spaces were leased in the fiscal 2020 first quarter. Griffin’s office/flex buildings aggregating approximately 433,000 square feet (10% of Griffin’s total square footage) in the Hartford, Connecticut area, were approximately 70% leased as of November 30, 2019.

Revenue from property sales increased to approximately $9.8 million in fiscal 2019 from approximately $1.0 million in fiscal 2018. Property sales revenue in fiscal 2019 included: (a) approximately $7.7 million from the Simsbury Land Sale which closed after the buyer procured the required entitlements and approvals for its planned development of a facility to generate solar electricity on the land acquired; (b) a total of approximately $1.6 million from the sales of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions; and (c) approximately $0.5 million from several smaller land sales, including approximately $0.1 million from the sale of a residential lot at Stratton Farms (“Stratton Farms”), Griffin’s residential subdivision in Suffield, Connecticut.  The aggregated cost related to the property sales in fiscal 2019 was approximately $2.0 million, resulting in a total pretax gain of approximately $7.8 million from property sales in fiscal 2019.

Revenue from property sales of approximately $1.0 million in fiscal 2018 reflected approximately $0.8 million from the sale of approximately 49 acres of undeveloped land in Southwick, Massachusetts (the “2018 Southwick Land Sale”), approximately $0.1 million from the sale of a Stratton Farms residential lot and approximately $0.1 million from the buyer’s forfeiture of a deposit on a potential land sale that was not completed. The aggregated costs related to such property sales and the deposit forfeiture in fiscal 2018 was approximately $0.1 million, resulting in a total pretax gain of approximately $0.9 million from property sales in fiscal 2018. Property sales occur periodically and changes in revenue from year to year from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $10.0 million in fiscal 2019 from approximately $9.5 million in fiscal 2018. The increase of approximately $0.5 million in operating expenses of rental properties in fiscal 2019, as compared to fiscal 2018, principally reflected: (a) an increase of approximately $0.2 million in operating expenses for 6975 Ambassador being in service for the entire year in fiscal 2019; (b) an increase of approximately $0.2 million in operating expenses for 220 Tradeport being in service for the entire year in fiscal 2019; and (c) increases aggregating approximately $0.1 million in operating expenses across all other properties.

Depreciation and amortization expense increased to approximately $11.8 million in fiscal 2019 from approximately $11.4 million in fiscal 2018. The increase of approximately $0.4 million in depreciation and amortization expense in fiscal 2019, as compared to fiscal 2018, principally reflected: (a) an increase of approximately $0.5 million related to 220 Tradeport; (b) an increase of approximately $0.2 million related to 6975 Ambassador;  and (c) increases aggregating approximately $0.1 million across all other properties; partially offset by  (d) a decrease of approximately $0.3 million related to tenant improvements becoming fully depreciated in fiscal 2018 as a result of leases that terminated in that year.

General and administrative expenses decreased by less than $0.1 million in fiscal 2019 to remain essentially unchanged at approximately $7.7 million. The less than $0.1 million decrease in fiscal 2019, as compared to fiscal 2018, principally reflected: (a) an approximately $0.4 million decrease in compensation expenses in fiscal 2019; and (b) an expense of approximately $0.1 million in fiscal 2018 for removal of structures on Griffin’s land that remained from the tobacco growing operations of former affiliates of Griffin; partially offset by (c) an increase of approximately $0.3 million related to Griffin’s non-qualified deferred compensation plan; and (d) a net increase of approximately $0.1 million in all other general and administrative expenses. The decrease in compensation expenses principally reflects the effect of the retirement of Frederick M. Danziger as Griffin’s Executive Chairman and the resignation of the Director of Acquisitions in fiscal 2019. Mr. Danziger remained as Non-executive Chairman of Griffin’s Board of Directors. The higher expense related to Griffin’s non-qualified deferred compensation plan reflected the effect of higher stock market performance on participant balances in fiscal 2019, as compared to fiscal 2018, which resulted in a greater increase in the non-qualified deferred compensation plan liability in fiscal 2019 as compared to fiscal 2018.

In the 2019 fourth quarter, management decided to pursue alternatives to a large scale long-term residential development for Meadowood that would enable Griffin to realize proceeds in a more timely manner that could be redeployed by Griffin towards its key strategy of increasing its industrial/warehouse portfolio. As a result of these actions, in the fiscal 2019 fourth quarter, Griffin recorded an impairment loss of $3.1 million to lower the carrying value of the real estate assets of Meadowood to their estimated fair value of approximately $5.4 million. On February 3, 2020, Griffin entered into an option agreement that contemplates a sale of the Meadowood land that, if exercised, would generate net cash proceeds to Griffin of approximately $5.4 million (see “Liquidity and Capital Resources” below).

Interest expense increased to approximately $6.4 million in fiscal 2019 from approximately $6.3 million in fiscal 2018. The increase of approximately $0.1 million in interest expense in fiscal 2019, as compared to fiscal 2018, principally reflected: (a) an approximately $0.4  million increase in interest expense on the 2018 State Farm Loan (as defined below) as a result of the higher amount outstanding thereunder in fiscal 2019 as compared to fiscal 2018;  offset by (b) a decrease of approximately $0.2 million across all other mortgage loans in fiscal 2019 as compared to fiscal 2018; and (c) a decrease of $0.1 million in fiscal 2019, as compared to fiscal 2018, due to an interest rate swap agreement that expired in the first quarter of fiscal 2019.

Investment income increased to approximately $0.3 million in fiscal 2019 from approximately $0.2 million in fiscal 2018. The increase of approximately $0.1 million in investment income in fiscal 2019, as compared to fiscal 2018,  principally reflected the earnings on Griffin’s short-term investments, which are repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies.

Griffin had an income tax benefit of approximately $0.2 million in fiscal 2019 as compared to an income tax provision of approximately $0.5 million in fiscal 2018. The income tax benefit in fiscal 2019 principally reflected a credit of approximately $0.9 million included in the fiscal 2019 income tax provision from a change in Connecticut tax law that more than offset approximately $0.7 million of income taxes provided on fiscal 2019 pretax income of approximately $3.5 million. The credit of approximately $0.9 million included in the fiscal 2019 income tax benefit was due to a partial reduction to the valuation allowance on Connecticut state deferred tax assets as a result of the change in Connecticut’s tax law whereby the capital based tax is being phased out over four consecutive years beginning January 1, 2021. The income tax provision in fiscal 2018 principally reflected a charge of approximately $1.0 million for the re-measurement of Griffin’s deferred tax assets and liabilities due to the reduction of the U.S. federal corporate statutory tax rate from 35% to 21% as the TCJA became effective for Griffin in the fiscal 2018 first quarter, partially offset by a tax benefit of approximately $0.5 million on Griffin’s pretax loss of approximately $1.1 million in fiscal 2018.

For a discussion of Griffin’s results of operations for fiscal 2017, including a year-to-year comparison between fiscal 2018 and fiscal 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Griffin’s Annual Report Form 10-K/A for the year ended November 30, 2018.

Off Balance Sheet Arrangements

Griffin does not have any off balance sheet arrangements.

Liquidity and Capital Resources

In fiscal 2019, net cash provided by operating activities increased to approximately $11.3 million from approximately $8.4 million in fiscal 2018. The approximately $2.8 million increase in net cash provided by operating activities in fiscal 2019, as compared to fiscal 2018, principally reflected the approximately $1.0 million increase in Leasing NOI in fiscal 2019, as compared to fiscal 2018, and an increase in cash from changes in assets and liabilities in fiscal 2019, as compared to fiscal 2018. The increase in cash from changes in assets and liabilities principally reflected the increase in deferred revenue of approximately $1.8 million in fiscal 2019, as compared to an increase of approximately $0.3 million in fiscal 2018. The favorable change in deferred revenue in fiscal 2019, as compared to fiscal 2018, principally reflected cash received from tenants for tenant and building improvements that will be recognized as rental revenue over the tenants’ respective lease terms.

Net cash used in investing activities was approximately $15.0 million in fiscal 2019, as compared to approximately $45.3 million in fiscal 2018. The net cash used in investing activities in fiscal 2019 reflected: (a) cash payments of approximately $29.4 million for additions to real estate assets; (b) cash payments of approximately $10.2 million for the acquisition of 7466 Chancellor; and (c) cash payments of approximately $1.0 million for deferred leasing costs and other uses; partially offset by (d) $16.0 million of cash received as a result of a decrease in short-term investments; and (e) net cash proceeds of approximately $9.5 million from property sales.

The approximately $29.4 million of cash payments for additions to real estate assets in fiscal 2019 reflected the following:

New building construction (including site work)	$15.4 million
Purchases of undeveloped land	$7.9 million
Tenant and building improvements related to leasing	$5.0 million
Development costs and infrastructure improvements	$1.1 million

Cash payments for new building construction (including site work) in fiscal 2019 included approximately $15.0 million for the construction, on speculation, of 160 International and 180 International which were started in the 2018 fourth quarter and completed in fiscal 2019. Including cash paid in fiscal 2018 and remaining cash to be paid subsequent to November 30, 2019, the total cost of construction (including site work) for 160 International and 180 International is expected to be approximately $16.3 million. Cash payments for new building construction (including site work) in fiscal 2019 also included the approximately $0.4 million of final payments for the construction of 220 Tradeport and 6975 Ambassador, which were both completed in the 2018 fourth quarter. The total cost of site work and construction (excluding tenant improvement costs) of 220 Tradeport and 6975 Ambassador was approximately $13.2 million and approximately $8.1 million, respectively.

Cash payments of $7.9 million for purchases of undeveloped land in fiscal 2019 were comprised of (a) approximately $5.7 million for the purchase of approximately 44 acres in two adjoining land parcels in Charlotte, North Carolina (the “Charlotte Land”); and (b) approximately $2.2 million for the purchase of approximately 14 acres of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”). These acquired land parcels were replacement properties in a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended for income tax purposes, for the Simsbury Land Sale. Griffin has obtained governmental approvals required for its planned construction of three industrial/warehouse buildings aggregating approximately 520,000 square feet on the Charlotte Land and an approximately 100,000 square foot industrial/warehouse building on the Lehigh Valley Land.

Cash payments of approximately $5.0 million in fiscal 2019 for tenant and building improvements related to leasing principally reflected tenant improvement work for leases signed in the latter part of fiscal 2018 and fiscal 2019. The cash spent on development costs and infrastructure improvements in fiscal 2019 principally reflected approximately $0.5 million for initial planning and development of the Lehigh Valley Land and approximately $0.4 million for the initial planning and development of the Charlotte Land.

On October 25, 2019, Griffin paid cash of approximately $10.2 million for the acquisition of 7466 Chancellor, using approximately $5.9 million borrowed under the Acquisition Credit Line (as defined below), with the balance paid from cash on hand. Subsequent to November 30, 2019, Griffin closed on a nonrecourse mortgage loan of $6.5 million collateralized by 7466 Chancellor (see below). 7466 Chancellor was a replacement property under a  reverse like-kind exchange (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, to defer taxable gains on subsequent sales of real property. On February 3, 2020, Griffin sold a parcel of undeveloped land to complete the Reverse 1031 Like-Kind Exchange (see below).

Cash payments of approximately $1.0 million for deferred leasing costs and other in fiscal 2019 principally reflected lease commissions paid to real estate brokers for new leases.

The approximately $16.0 million of cash from short-term investments in fiscal 2019 reflected the net reduction of Griffin’s investment in repurchase agreements with Webster Bank from $17.0 million as of November 30, 2018 to approximately $1.0 million as of November 30, 2019. As of November 30, 2019, Griffin held one repurchase agreement that is scheduled to mature on February 14, 2020.

The approximately $9.5 million of net cash proceeds from property sales, after transaction costs, in fiscal 2019 principally reflected approximately $7.6 million from the Simsbury Land Sale, approximately $1.6 million from the sales of the East Windsor Land and the East Windsor Land development rights and approximately $0.3 million from several smaller property sales (see “Results of Operations – Fiscal 2019 Compared to Fiscal 2018” above). The net cash proceeds from the Simsbury Land Sale were deposited into escrow at closing for the purchase of replacement properties under a 1031 Like-Kind Exchange.

In fiscal 2018, net cash used in investing activities of approximately $45.3 million reflected: (a) cash payments of approximately $28.6 million for additions to real estate assets; (b) net cash of $17.0 million used for short-term investments; and (c) cash payments of approximately $0.8 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from property sales; and (e) approximately $0.1 million of cash proceeds from a fiscal 2017 property sale returned from escrow.

The approximately $28.6 million of cash payments for additions to real estate assets in fiscal 2018 reflected the following:

New building construction (including site work)	$20.7 million
Tenant and building improvements related to leasing	$4.6 million
Purchase of undeveloped land	$2.7 million
Development costs and infrastructure improvements	$0.6 million

Cash payments for new building construction (including site work) in fiscal 2018 included approximately $12.8 million for the construction of 220 Tradeport and approximately $7.7 million for the construction, on speculation, of 6975 Ambassador. Griffin completed construction of both 220 Tradeport and 6975 Ambassador in the 2018 fourth quarter. Cash payments for new building construction (including site work) in fiscal 2018 also included the approximately $0.1 million of final payments for the construction of 330 Stone, which was completed in the fiscal 2017 fourth quarter, and approximately $0.1 million for the start of construction, on speculation, of 160 International and 180 International.

Cash payments for tenant and building improvements related to leasing in fiscal 2018 principally related to the full building lease at 220 Tradeport (approximately $2.0 million), the approximately 74,000 square foot lease at 330 Stone that commenced just prior to the end of fiscal 2017 (approximately $1.5 million) and approximately $1.1 million related to other new leases and lease renewals signed in the latter part of fiscal 2017 and fiscal 2018.

The cash payment of approximately $2.7 million, including acquisition costs, for the purchase of undeveloped land in fiscal 2018 was for the purchase of undeveloped land in Concord, North Carolina (the “Concord Land”), an approximately 22 acre parcel in the greater Charlotte area on which 160 International and 180 International were built. Approximately $0.8 million of the purchase price of the Concord Land was paid using proceeds from the 2018 Southwick Land Sale to complete a 1031 Like-Kind Exchange (see below).

Net cash payments of $17.0 million used for short-term investments in fiscal 2018 reflected the investment in repurchase agreements with Webster Bank that are collateralized with securities issued by the United States Government or its sponsored agencies. As of November 30, 2018, these repurchase agreements had maturities of up to six months, and a weighted average maturity of less than 90 days. Cash payments of approximately $0.8 million for deferred leasing costs and other uses in fiscal 2018 reflected approximately $0.7 million for lease commissions and other costs related to new and renewed leases and approximately $0.1 million for purchases of equipment.

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

Net cash provided by financing activities was approximately $1.0 million in fiscal 2019, as compared to approximately $15.4 million in fiscal 2018. The net cash provided by financing activities in fiscal 2019 reflected: (a) proceeds of approximately $5.9 million from borrowing under Griffin’s Acquisition Credit Line (defined below) for the acquisition of 7466 Chancellor; (b) proceeds of approximately $1.3 million received from the 2018 State Farm Loan (defined below) at the time it was converted from a construction loan to a nonrecourse permanent mortgage loan (see below); and (c) approximately $0.1 million of cash received from the exercise of stock options; partially offset by (d) approximately $4.0 million of recurring principal payments on mortgage loans; and (e) a payment of approximately $2.3 million for a dividend on Griffin’s common stock (“Common Stock”) that was declared in the 2018 fourth quarter and paid in the first quarter of fiscal 2019.

On March 29, 2018, a subsidiary of Griffin closed on a construction to permanent mortgage loan (the “2018 State Farm Loan”) with State Farm Life Insurance Company to provide a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. As a build-to-suit transaction, prior to the start of construction, Griffin entered into a twelve and a half-year lease for 220 Tradeport. In fiscal 2019, Griffin received cash proceeds of approximately $1.3 million from the 2018 State Farm Loan, increasing the amount outstanding under the 2018 State Farm Loan to approximately $14.1 million.  On August 1, 2019, Griffin converted the 2018 State Farm Loan to a $14.1 million nonrecourse permanent mortgage loan that matures on April 1, 2034, with monthly payments of principal and interest that began on September 1, 2019. Monthly principal payments under the 2018 State Farm Loan are based on a twenty-five-year amortization schedule. Under the terms of the 2018 State Farm Loan, the interest rate on the loan remains at 4.51% for the term of the permanent mortgage loan.

On September 19, 2019, Griffin executed an amendment (the “Revolving Credit Line Amendment”) to its $15 million revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that had been extended to September 30, 2019. The Revolving Credit Line Amendment (i) provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022; (ii) reduced the interest rate from the one month London Interbank Offered Rate (“LIBOR”) plus 2.75% to the one month LIBOR rate plus 2.50%; and (iii) increased the amount of the Amended Webster Credit Line from $15.0 million to $19.5 million, while adding an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which is comprised of Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank will transition to a comparable rate of interest to the LIBOR rate.  Under the terms of the Revolving Credit Line Amendment, Griffin must maintain: (a) a maximum loan to value ratio of 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5.0 million; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid, divided by debt service (“Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0. As of November 30, 2019, the Amended Webster Credit Line secured certain standby letters of credit aggregating approximately $0.5 million that are related to Griffin's development activities.

On September 19, 2019, Griffin and Webster Bank also entered into an additional credit line of $15.0 million to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. In the event that LIBOR is no longer readily determinable or widely available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid from proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) total stockholders’ equity and minimum net worth of not less than $80.0 million; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5.0 million; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. As of November 30, 2019, approximately $5.9 million was outstanding under the Acquisition Credit Line for the purchase of 7466 Chancellor that was subsequently repaid with the proceeds from a nonrecourse mortgage secured by 7466 Chancellor (see below).

In fiscal 2018, the net cash provided by financing activities reflected proceeds from mortgage and construction loans of approximately $31.6 million and approximately $1.8 million from the exercise of stock options; partially offset by: (a) approximately $15.4 million of principal payments on mortgage loans; (b) a payment of approximately $2.0 million for a dividend on Common Stock that was declared in the fiscal 2017 fourth quarter and paid in fiscal 2018; and (c) approximately $0.6 million for payments of debt issuance costs.

The proceeds of $31.6 million from mortgage and construction loans in fiscal 2018 reflected approximately $18.8 million from the 2018 People’s Mortgage (defined below) and approximately $12.8 million from the 2018 State Farm Loan. The principal payments on mortgage loans of approximately $15.4 million reflected a payment of approximately $11.8 million in connection with a mortgage loan refinancing and approximately $3.6 million of recurring principal payments.

On March 15, 2017, a subsidiary of Griffin closed on a $12.0 million nonrecourse mortgage (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new approximately $18.8 million nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of approximately $11.8 million at the time of refinancing. The 2018 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings (aggregating approximately 275,000 square feet) that collateralized the 2017 People’s Mortgage, in addition to 330 Stone. Upon closing the 2018 People’s Mortgage, Griffin received cash proceeds of $7.0 million (before transaction costs), net of the approximately $11.8 million used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2018 People’s Mortgage is a floating rate of the one-month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank that was entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten-year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would become effective only if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022 and would stay in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

On December 20, 2019, two wholly owned subsidiaries of Griffin entered into a $6.5 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank. The 2020 Webster Mortgage is collateralized by 7466 Chancellor and has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2020 Webster Mortgage at 3.6% for the entire loan term. Approximately $5.9 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under the Acquisition Credit Line that was used to finance a portion of the purchase price of 7466 Chancellor (see above).

On January 23, 2020, two wholly owned subsidiaries of Griffin entered into a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company. The 2020 State Farm Mortgage is collateralized by two industrial/warehouse buildings, 6975 Ambassador and 871 Nestle Way, that aggregate approximately 254,000 square feet in the Lehigh Valley of Pennsylvania. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On February 3, 2020, Griffin closed on the sale of approximately seven acres of undeveloped land in Windsor, Connecticut for a purchase price of approximately $0.8 million in cash to complete a Reverse 1031 Like-Kind Exchange.

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

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one-year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut. The purchase price has a range of a minimum of $6.0 million to a maximum of $7.95 million based upon the final approved use of the land. The buyer may extend the option period for an additional two years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the land sale contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

On January 2, 2020, Griffin entered into an Agreement of Sale and Purchase to acquire an approximately 108,000 square foot fully leased industrial/warehouse building in Orlando, Florida for a purchase price of approximately $7.9 million, before transaction costs. On January 13, 2020, Griffin entered into another Agreement of Sale and Purchase to acquire a mostly vacant approximately 68,000 square foot industrial/warehouse building in Orlando, Florida for a purchase price of approximately $5.7 million, before transaction costs. There is no guarantee that either of these building acquisitions will be completed under their current terms, or at all.

On January 7, 2020, Griffin entered into an agreement to sell approximately 27 acres of undeveloped land in Windsor, Connecticut for a purchase price is approximately $3.8 million, before transaction costs. Completion of this transaction is contingent on a number of factors, including the buyer entering into a  lease agreement with a third-party for a  development on the land to be acquired and obtaining all necessary final permits from governmental authorities for such development plans for the site it would acquire. There is no guarantee that this transaction will be completed under its current terms, or at all.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres of Meadowood (the “Meadowood Land”). For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5.4 million, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land contemplated under the Meadowood Option Agreement will be completed under its current terms, or at all.

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

In the near-term, Griffin plans to continue to invest in its real estate business, including acquisition of the industrial/warehouse buildings under agreement, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct additional build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of November 30, 2019, Griffin had cash, cash equivalents and short-term investments totaling approximately $6.9 million. Management believes that its cash, cash equivalents and short-term investments as of November 30, 2019, cash generated from leasing operations and property sales, proceeds from mortgage loans closed subsequent to November 30, 2019 and borrowing capacity under the Amended Webster Credit Line and Acquisition Credit Line will be sufficient to meet its working capital requirements, to purchase industrial/warehouse buildings currently under agreement, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward‑Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the completion of building purchases currently under agreement or the possibility of sales pursuant to certain option agreements;  completion of property sales under agreement, near-term expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf, and anticipated use of any future proceeds from the ATM program; anticipated closing dates of such purchases and Griffin’s plans with regard to the foregoing properties; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; Griffin’s anticipated future liquidity and capital expenditures; and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward‑looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward‑looking statements as a result of various important factors, including those set forth under the heading Item 1A “Risk Factors” and elsewhere in this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2019	Nov. 30, 2018
ASSETS
Real estate assets at cost, net	$238,614	$213,621
Cash and cash equivalents	5,874	8,592
Short-term investments	1,011	17,000
Deferred income taxes	3,281	1,556
Real estate assets held for sale, net	2,137	2,652
Other assets	17,578	20,048
Total assets	$268,495	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage and construction loans, net of debt issuance costs	$142,575	$145,052
Deferred revenue	10,918	10,599
Revolving lines of credit	5,875	—
Accounts payable and accrued liabilities	4,318	3,333
Dividend payable	2,538	2,279
Other liabilities	11,509	7,378
Total liabilities	177,733	168,641
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,668,043 and 5,635,706 shares issued, respectively, and 5,075,120 and 5,065,173 shares outstanding, respectively	57	56
Additional paid-in capital	113,256	112,071
Retained earnings (deficit)	919	(211)
Accumulated other comprehensive (loss) income, net of tax	(3,141)	2,395
Treasury stock, at cost, 592,923 and 570,533 shares, respectively	(20,329)	(19,483)
Total stockholders' equity	90,762	94,828
Total liabilities and stockholders' equity	$268,495	$263,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Rental revenue	$34,217	$32,777	$29,939
Revenue from property sales	9,828	1,023	13,945
Total revenue	44,045	33,800	43,884

Operating expenses of rental properties	9,995	9,532	8,866
Depreciation and amortization expense	11,801	11,404	10,064
General and administrative expenses	7,677	7,749	8,552
Costs related to property sales	1,999	144	3,780
Total expenses	31,472	28,829	31,262

Impairment loss	(3,100)	—	—
Gain on insurance recovery	126	—	—
Operating income	9,599	4,971	12,622

Interest expense	(6,408)	(6,270)	(5,690)
Investment income	264	151	93
Gain on sales of common stock of Centaur Media plc	—	—	275
Income (loss) before income tax benefit (provision)	3,455	(1,148)	7,300
Income tax benefit (provision)	213	(505)	(2,673)
Net income (loss)	$3,668	$(1,653)	$4,627

Basic net income (loss) per common share	$0.72	$(0.33)	$0.92

Diluted net income (loss) per common share	$0.72	$(0.33)	$0.92

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Net income (loss)	$3,668	$(1,653)	$4,627

Other comprehensive (loss) income, net of tax:
Reclassifications included in net income (loss)	24	473	651
Unrealized (loss) gain on cash flow hedges	(5,560)	2,242	(45)
Increase in fair value of Centaur Media plc	—	—	159
Total other comprehensive (loss) income, net of tax	(5,536)	2,715	765
Total comprehensive (loss) income	$(1,868)	$1,062	$5,392

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended November 30, 2019, 2018 and 2017

(dollars in thousands)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at November 30, 2016	5,541,029	$55	$108,438	$179	$(1,049)	$(16,820)	$90,803
Repurchase of common stock	—	—	—	—	—	(1,474)	(1,474)
Reversal of tax benefit on forfeited stock options	—	—	(17)	—	—	—	(17)
Stock-based compensation expense	—	—	349	—	—	—	349
Dividend declared, $0.40 per share	—	—	—	(2,000)	—	—	(2,000)
Total other comprehensive income, net of tax	—	—	—	—	765	—	765
Net income	—	—	—	4,627	—	—	4,627
Balance at November 30, 2017	5,541,029	55	108,770	2,806	(284)	(18,294)	93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	94,677	1	2,951	—	—	(1,189)	1,763
Stock-based compensation expense	—	—	350	—	—	—	350
Dividend declared, $0.45 per share	—	—	—	(2,279)	—	—	(2,279)
Total other comprehensive income, net of tax	—	—	—	—	2,715	—	2,715
Net loss	—	—	—	(1,653)	—	—	(1,653)
Balance at November 30, 2018	5,635,706	56	112,071	(211)	2,395	(19,483)	94,828
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	32,337	1	924	—	—	(846)	79
Stock-based compensation expense	—	—	261	—	—	—	261
Dividend declared, $0.50 per share	—	—	—	(2,538)	—	—	(2,538)
Total other comprehensive loss, net of tax	—	—	—	—	(5,536)	—	(5,536)
Net income	—	—	—	3,668	—	—	3,668
Balance at November 30, 2019	5,668,043	$57	$113,256	$919	$(3,141)	$(20,329)	$90,762

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Operating activities:
Net income (loss)	$3,668	$(1,653)	$4,627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,801	11,404	10,064
Gain on sales of properties	(7,829)	(879)	(10,165)
Impairment loss	3,100	—	—
Noncash rental revenue including straight-line rents	(1,567)	(1,669)	(2,097)
Deferred income taxes	(301)	428	2,623
Amortization of debt issuance costs	313	297	333
Stock-based compensation expense	261	350	349
Gain on insurance recovery	(126)	—	—
Payment of employee withholding taxes on options exercised	(87)	(39)	—
Amortization of terminated swap agreement	31	211	98
Gain on sales of common stock of Centaur Media plc	—	—	(275)
Changes in assets and liabilities:
Other assets	207	(123)	(1,238)
Accounts payable and accrued liabilities	(119)	(339)	303
Deferred revenue	1,782	253	3,681
Other liabilities	135	200	1,076
Net cash provided by operating activities	11,269	8,441	9,379

Investing activities:
Additions to real estate assets	(29,365)	(28,621)	(17,605)
Changes in short-term investments, net	15,989	(17,000)	—
Acquisition of land and building	(10,168)	—	(18,440)
Proceeds from sales of properties, net of expenses	9,475	998	13,027
Deferred leasing costs and other	(959)	(802)	(1,556)
Proceeds from sales of properties returned from escrow, net	—	91	3,444
Proceeds from sales of common stock of Centaur Media plc	—	—	1,216
Net cash used in investing activities	(15,028)	(45,334)	(19,914)

Financing activities:
Proceeds from revolving lines of credit	5,875	—	—
Principal payments on mortgage loans	(3,953)	(15,439)	(19,287)
Dividends paid to stockholders	(2,279)	(2,000)	(1,514)
Proceeds from mortgage and construction loans	1,265	31,623	39,125
Proceeds from exercise of stock options	166	1,802	—
Payment of debt issuance costs	(33)	(569)	(595)
Repurchase of common stock	—	—	(1,474)
Payment for termination of interest rate swap agreement	—	—	(341)
Net cash provided by financing activities	1,041	15,417	15,914
Net (decrease) increase in cash and cash equivalents	(2,718)	(21,476)	5,379
Cash and cash equivalents at beginning of period	8,592	30,068	24,689
Cash and cash equivalents at end of period	$5,874	$8,592	$30,068

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time period and the use of which is not consistent with Griffin’s core focus on industrial/warehouse properties.

Griffin’s audited consolidated financial statements reflect its accounts and its consolidated subsidiaries. Griffin consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if Griffin is the primary beneficiary of a variable interest entity (“VIE”). There are no VIEs in which Griffin is not a primary beneficiary.

Exchange Accommodation Titleholder

Griffin may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange. As such, a Parked Property is included in Griffin’s consolidated financial statements as a consolidated VIE until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchange.

Fiscal Year

Griffin reports on a twelve month fiscal year that ends on November 30.

Real Estate Assets

Real estate assets are recorded at cost. Interest, property taxes, insurance and other incremental costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's estimated useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and for tax purposes. Repair and maintenance costs are expensed as incurred.

Real estate assets and any related intangible assets that are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” are recorded at fair value. Real estate assets and any related intangible assets that are treated as a single identifiable asset are also recorded at fair value. Griffin's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Purchase accounting is applied to the assets associated with the real estate acquired. Acquisition costs incurred in a business combination are expensed and included in general and administrative expenses and acquisition costs in an asset acquisition are capitalized. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods.

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

Cash and Cash Equivalents

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At November 30, 2019 and 2018, $4,299 and $4,980, respectively, of the cash and cash equivalents included on Griffin's consolidated balance sheet was held in cash equivalents.

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

Revenue and Gain Recognition

Revenue includes rental revenue from Griffin's industrial and commercial properties and proceeds from property sales.  Rental revenue is accounted for on a straight-line basis over the applicable lease term in accordance with FASB ASC 840, “Leases.” Rental revenue also includes payments received from tenants for certain building improvements owned by Griffin that are recognized over the lease term.  Gains on property sales are recognized in accordance with FASB ASC 606, “Revenue from Contracts with Customers,” based on the specific terms of each sale.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

When the percentage of completion method is used to account for a sale of real estate, gains on property sales are recognized over time as performance obligations are satisfied.

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

Griffin evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. Griffin has analyzed its federal and significant state filing positions with respect to FASB ASC 740, “Income Taxes” (“ASC 740”). Griffin believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740.

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

Interest Rate Swap Agreements

As of November 30, 2019, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

Conditional Asset Retirement Obligations

Griffin accounts for its conditional asset retirement obligations in accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on Griffin’s land holdings that contain asbestos, primarily in roofing materials. These structures

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

remain from the tobacco growing operations of former affiliates of Griffin, are not material to Griffin’s operations and do not have any book value.

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

Griffin's real estate holdings are concentrated in the Hartford, Connecticut area, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area and Orlando, Florida. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which Griffin holds properties may affect Griffin’s real estate business. Griffin’s results of operations, financial condition or ability to expand may be adversely affected as a result of: (i) poor economic conditions or unfavorable financial changes to Griffin’s tenants, which may result in tenant defaults under leases or may lead to a curtailment of expansion plans; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of Griffin to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of Griffin’s properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

Griffin conducts business based on evaluations of its prospective tenants’ financial condition and may require some collateral in the form of security deposits or standby letters of credit. These evaluations require significant judgment and are based on multiple sources of information.

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

Griffin’s cash equivalents consisted of overnight investments that are not significantly exposed to interest rate risk. Griffin's short-term investments consist of repurchase agreements that are not significantly exposed to interest rate risk.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Griffin’s significant estimates include the impairment evaluation of its long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

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

Griffin concluded that it has two material revenue streams: (i) rental revenue; and (ii) revenue from property sales. As noted above, rental revenue is not subject to ASU No. 2014-09 because it is subject to the guidance of FASB ASC Topic 840, Leases. Revenue from property sales was evaluated based on the criteria established under ASU No. 2014-09, which served as the basis for the accounting analysis and documentation as it relates to the impact of ASU No. 2014-09. Griffin determined that there was no change in the recognition of revenue from property sales upon adoption of ASU No. 2014-09. In cases where there are no further performance obligations, Griffin recognizes revenue from property sales at the time of closing. Griffin adopted the modified retrospective method for ASU No. 2014-09 when it became effective for Griffin in the three months ended February 28, 2019 (the “2019 first quarter”). As there was no change to its recognition of revenue, Griffin did not record a cumulative effect adjustment to its consolidated balance sheet at the time of adoption.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which provides a more robust framework to use in determining when a set of assets and activities is a business. ASU No. 2017-01 also provides greater consistency in applying the guidance by making the definition of a business more operable. ASU No. 2017-01 became effective for Griffin in the 2018 first quarter. The adoption of ASU No. 2017-01 did not have a significant impact on Griffin’s consolidated financial statements upon adoption in fiscal 2018.

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

Griffin will use the modified retrospective method upon adoption of ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 when they become effective for Griffin on December 1, 2019 and, therefore, Griffin will not restate comparative periods. Upon adoption, Griffin expects to elect the package of practical expedients permitted under the transition guidance, which permits Griffin to not reassess its prior conclusions about lease identification, lease classification and the initial direct costs. Griffin does not expect to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. Griffin does expect to elect the practical expedient pertaining to land easements that allows an entity to choose to not apply ASC 842 to certain existing land easements at transition. Griffin will make an accounting policy election to keep leases with an initial term of twelve months or less off of the balance sheet. Griffin’s leases with its tenants are classified as operating leases under current guidance and will remain operating leases upon the adoption of ASC 842, therefore, as a lessor there is no significant impact upon adoption. As a lessee, Griffin has two operating leases that will result in the recognition of right-of-use assets and corresponding lease liabilities of approximately $860 related to Griffin’s executive office in New

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

York City. Griffin does not expect the adoption of ASC 842 will have a material impact on its consolidated statements of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-02 will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provides clarification on implementation issues associated with adopting ASU No. 2017-12. ASU No. 2017-12 and ASU No. 2019-04 will become effective for Griffin in fiscal 2020. Griffin does not expect the application of either ASU No. 2017-12 or ASU No. 2019-04 to have an impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in fiscal 2021. Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap Rate (“OIS Rate”) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2018-16 permits the use of the OIS Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12 (see above), the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. Griffin intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective. Griffin does not expect the application of ASU No. 2018-16 to have an impact on its consolidated financial statements.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. On October 25, 2019, Griffin closed on the acquisition of 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/warehouse building in Orlando, Florida (see Note 3). The purchase was treated as an asset acquisition in accordance with ASC 805 and all assets acquired were recorded at their fair values. The fair values of the real estate assets acquired were based on both publicly available data and unobservable inputs. The fair values of the intangible assets acquired, comprised of the value of the in-place lease and the associated tenant relationship, were based on unobservable inputs. Griffin derived the fair values of the intangible assets based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the subsequent leasing of the vacant space and the likelihood that the tenant will renew its lease.

During fiscal 2019, Griffin did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

November 30, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$—	$—
Interest rate swap liabilities	$—	$4,052	$—

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

	November 30, 2018
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$3,157	$—
Interest rate swap liabilities	$—	$56	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	November 30, 2019		November 30, 2018
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$5,874	$5,874	$8,592	$8,592
Short-term investments	2	$1,011	$1,011	$17,000	$17,000
Interest rate swap assets	2	$—	$—	$3,157	$3,157
Financial liabilities:
Mortgage and construction loans, net of debt issuance costs	2	$142,575	$145,235	$145,052	$144,712
Revolving lines of credit	2	$5,875	$5,875	$—	$—
Interest rate swap liabilities	2	$4,052	$4,052	$56	$56

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The amount included in the consolidated financial statements for the revolving lines of credit approximate their fair values because of their variable interest rates. The fair values of the mortgage and construction loans, net of debt issuance costs, are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage and construction loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

The fair value of Griffin’s nonfinancial assets for the acquisition of 7466 Chancellor in fiscal 2019 of $10,168 are considered Level 3 in the fair value hierarchy. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value and will not be re-measured at fair value on a recurring basis.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

3. Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Nov. 30, 2019	Nov. 30, 2018
Land		$30,750	$21,961
Land improvements	10 to 30 years	40,992	38,280
Buildings and improvements	10 to 40 years	220,086	204,258
Tenant improvements	Shorter of useful life or terms of related lease	30,318	29,163
Machinery and equipment	3 to 20 years	7,557	10,958
Construction in progress		3,542	562
Development costs		10,404	13,443
		343,649	318,625
Accumulated depreciation		(105,035)	(105,004)
		$238,614	$213,621

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Depreciation expense	$10,416	$9,853	$8,831

Capitalized interest	$351	$352	$103

In fiscal 2019, Griffin recorded an impairment loss of $3,100 to reduce the carrying value of the real estate assets of the approved but unbuilt residential development (“Meadowood’) in Simsbury, Connecticut to their estimated fair value of approximately $5,400. Subsequent to the end of fiscal 2019, Griffin entered into an option agreement for the potential sale of Meadowood (see Note 11). There were no impairment losses recognized in fiscal 2018 or fiscal 2017.

On October 25, 2019, Griffin, through two consolidated VIEs, purchased 7466 Chancellor for $10,168, including acquisition costs.  Griffin provided all of the funding to the two VIEs to purchase 7466 Chancellor. Griffin determined that the fair value of the assets acquired approximated the purchase price. Of the $10,168 purchase price, $9,353 represented the fair value of real estate assets and $815 represented the fair value of the acquired intangible assets, comprised of the values of the in-place lease at the time of acquisition and the associated tenant relationship (see Notes 2 and 9). The intangible assets are included in other assets on Griffin’s consolidated balance sheet. The fair value of the real estate assets primarily reflects the building and land improvements that are being depreciated principally over forty years and building and tenant improvements that are being depreciated over a period of five to twenty years. The intangible assets are being amortized over a period of five to ten years.

The acquisition of 7466 Chancellor was made utilizing a Reverse 1031 Like-Kind Exchange that was entered into at closing. As such, as of November 30, 2019, 7466 Chancellor is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to 7466 Chancellor prior to the completion of the Reverse 1031 Like-Kind Exchange. Accordingly, 7466 Chancellor is included in Griffin’s consolidated financial statements as a consolidated VIE until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchange.

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

On July 16, 2019, Griffin closed on the purchase of approximately 36 acres of undeveloped land in Charlotte, North Carolina for $4,725, before transaction costs, and on July 18, 2019, Griffin closed on the purchase of an adjacent approximately 8 acres of undeveloped land for $855, before transaction costs, resulting in a combined land parcel of approximately 44 acres (the “Charlotte Land”). Both land purchases were replacement properties under the 1031 Like-Kind Exchange for the Simsbury Land Sale. Griffin plans to construct three industrial/warehouse buildings aggregating approximately 520,000 square feet on the Charlotte Land.

On October 24, 2019, Griffin closed on the purchase of approximately 14 acres (the “Lehigh Valley Land”) of undeveloped land in the Lehigh Valley of Pennsylvania for $1,850, before transaction costs. The Lehigh Valley Land purchase was also a replacement property under a 1031 Like-Kind Exchange for the Simsbury Land Sale. Griffin plans to construct an approximately 100,000 square foot industrial/warehouse building on the Lehigh Valley Land.

On December 26, 2018, Griffin closed on the sale of development rights for approximately 116 acres (the “East Windsor Land”) of undeveloped land in East Windsor, Connecticut. Griffin received cash proceeds of $866, before transaction costs, and recorded a pretax gain of $52 on the sale of the development rights. On April 1, 2019, Griffin closed on the sale of the East Windsor Land for $700, before transaction costs, and recorded a pretax gain of $42 on the sale of the land. The gain on the development rights and the gain on the subsequent sale of the land were not significant as the cost basis of the East Windsor Land was relatively high. In fiscal 2019, there was also $562 of revenue from several smaller property sales that resulted in a pretax gain of $386.

Real estate assets held for sale consist of:

	Nov. 30, 2019	Nov. 30, 2018
Land	$323	$1,645
Land improvements	388	—
Buildings and improvements	417	—
Development costs	1,009	1,007
	$2,137	$2,652

In fiscal 2019, real estate assets held for sale, net, was reduced by $515 reflecting; (a) a reduction of $1,741 for property sales that closed; partially offset by (b) an increase of $1,226 from real estate assets, net, being transferred into real estate assets held for sale, net, as a result of entering into agreements to sell such real estate. Included in real estate assets transferred into real estate assets held for sale, net, in fiscal 2019 was approximately seven acres of undeveloped land in Windsor (see Note 10).

Also included in real estate assets held for sale, net, on November 30, 2019 were the assets of Griffin’s nursery farm in Quincy, Florida (the “Florida Farm”) and an approximately 7,200 square foot restaurant building (the “Restaurant Building”) in Griffin Center in Windsor, Connecticut as Griffin had entered into agreements to sell these properties in fiscal 2019. Subsequent to November 30, 2019, Griffin was notified by the buyers of both the Florida Farm and the Restaurant Building that they would not go forward with the respective purchase agreements. The potential buyer of the Restaurant Building did, however, enter into a lease of that building subsequent to November 30, 2019 with an option to purchase the building at a later date. Griffin expects to reclassify these properties from real estate assets held for sale, net, to real estate assets, net, in the first quarter of fiscal 2020.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Income Taxes

The income tax provision for fiscal 2019, fiscal 2018 and fiscal 2017 is summarized as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2019	2018	2017
Current federal	$—	$25	$(43)
Current state and local	(88)	(102)	(7)
Deferred federal	(511)	(678)	(2,610)
Deferred state and local	812	250	(13)
Total income tax benefit (provision)	$213	$(505)	$(2,673)

The income tax provision for fiscal 2019 included a credit of $873 for the partial reduction of the valuation allowance on deferred tax assets related primarily to net operating loss carryforwards in Connecticut as a result of the change in Connecticut’s tax law whereby the capital based tax is being phased out over four consecutive years beginning January 1, 2021.

The income tax provision for fiscal 2018 included a charge of $1,001 for the re-measurement of Griffin’s deferred tax assets and deferred tax liabilities as a result of the reduction in the U.S. federal corporate statutory rate from 35% to 21%, under the TCJA, which was enacted on December 22, 2017 and became effective for Griffin in the 2018 first quarter. As Griffin had net deferred tax assets when the TCJA became effective for Griffin, the re-measurement of its deferred tax assets and deferred tax liabilities resulted in the charge that is included in fiscal 2018. Griffin’s statutory income tax rate in fiscal 2018 as a result of the TCJA was a blended rate of approximately 22%.

In fiscal 2018, prior to the effective date of the U.S. federal corporate statutory income tax rate reduction, Griffin recorded a deferred tax asset of $879 related to the cumulative effect of stock option exercises upon adoption of ASU No. 2016-09 (see Note 1). Griffin had not previously recognized a current tax benefit in fiscal 2017 from the exercise of employee stock options as it utilized net operating loss carryforwards to offset taxable income. In fiscal 2017, the deferred tax asset related to non‑qualified stock options was reduced by $17 as a result of exercises and forfeitures of those options.

The income tax provisions in fiscal 2019 and fiscal 2017 are net of the effect of recording a benefit related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $921 and $238, respectively, less federal income tax expense of $193 and $87. The income tax provision in fiscal 2018 is net of the effect of recording a charge related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $681 less a federal income tax benefit of $146. The establishment of the valuation allowances reflects management’s determination that it is more likely than not that Griffin will not generate sufficient taxable income in the future to fully utilize certain state net operating loss carryforwards.

Other comprehensive income (loss) includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2019	2018	2017
Fair value adjustment of Griffin's cash flow hedges	$1,586	$(797)	$(463)
Mark to market adjustment on Centaur Media plc	—	—	23
Total income tax benefit (expense) included in other comprehensive (loss) income	$1,586	$(797)	$(440)

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The differences between the income tax provision at the U.S. statutory income tax rate and the actual income tax provision for fiscal 2019, fiscal 2018 and fiscal 2017  are as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2019	2018	2017
Tax benefit (provision) at statutory rate	$(726)	$255	$(2,555)
State and local taxes, including valuation allowance, net of federal tax effect	737	78	(18)
Permanent items	44	(24)	(41)
Federal rate change under TCJA	—	(1,001)	—
Other	158	187	(59)
Total income tax benefit (provision)	$213	$(505)	$(2,673)

The significant components of Griffin’s deferred tax assets and deferred tax liabilities are as follows:

	Nov. 30,	Nov. 30,
	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$2,759	$3,657
Deferred revenue	2,372	2,402
State net operating loss carryforwards	2,087	2,236
Retirement benefit plans	1,521	1,416
Cash flow hedges	938	—
Non-qualified stock options	424	480
Other	181	220
Total deferred tax assets	10,282	10,411
Valuation allowances	(1,462)	(2,190)
Net deferred tax assets	8,820	8,221
Deferred tax liabilities:
Real estate assets	(4,274)	(4,331)
Deferred rent	(956)	(1,018)
Cash flow hedges	—	(674)
Other	(309)	(642)
Total deferred tax liabilities	(5,539)	(6,665)
Net total deferred tax assets	$3,281	$1,556

At November 30, 2019, Griffin had federal net operating loss carryforwards of approximately $12,363 with expirations ranging from fifteen to nineteen years and state net operating loss carryforwards (net of valuation allowances) of approximately $11,217 with expirations ranging from eleven to nineteen years. Management has determined that a valuation allowance is required for net operating loss carryforwards in Connecticut related to Griffin and Imperial Nurseries, Inc. (“Imperial”) and for certain other states related to Imperial. Griffin has evaluated the likelihood that it will realize the benefits of its deferred tax assets. Based on a significant amount of appreciated assets, primarily real estate, held by Griffin and the significant length of time expected before Griffin’s net operating loss carryforwards would expire, Griffin believes that it is more likely than not that it will utilize the benefit of its remaining deferred tax assets.

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

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Federal income tax returns for fiscal 2016, fiscal 2017 and fiscal 2018 are open to examination by the Internal Revenue Service (“IRS”).

5. Mortgage and Construction Loans

Griffin's mortgage loans, which are nonrecourse, and its construction loan, are as follows:

	Nov. 30, 2019	Nov. 30, 2018
3.91%, due January 27, 2020 *	$3,206	$3,345
4.72%, due October 3, 2022 *	4,174	4,273
4.39%, due January 2, 2025 *	19,101	19,674
4.17%, due May 1, 2026 *	13,115	13,487
3.79%, due November 17, 2026 *	24,701	25,402
4.39%, due August 1, 2027 *	10,034	10,284
3.97%, due September 1, 2027	11,673	11,898
4.57%, due February 1, 2028 *	18,069	18,482
5.09%, due July 1, 2029	5,725	6,172
5.09%, due July 1, 2029	4,011	4,324
4.33%, due August 1, 2030	16,634	16,978
4.51%, due April 1, 2034	14,030	—
Nonrecourse mortgage loans	144,473	134,319
Debt issuance costs	(1,898)	(1,723)
Nonrecourse mortgage loans, net of debt issuance costs	142,575	132,596

4.51% construction loan	—	12,842
Debt issuance costs	—	(386)
Construction loan, net of debt issuance costs	—	12,456

Mortgage and construction loans, net of debt issuance costs	$142,575	$145,052

*	Griffin entered into interest rate swap agreements to effectively fix the interest rates on these loans (see below).

The aggregate annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2020 through 2024 are $7,423,  $4,415,  $8,463,  $4,707 and $4,917, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was $165,829 at November 30, 2019.

On March 29, 2018, a subsidiary of Griffin closed on a $13,800 construction to permanent mortgage loan (the “2018 State Farm Loan”) with State Farm Life Insurance Company (“State Farm”), that provided a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/warehouse building (“220 Tradeport Drive”) in New England Tradeport (“NE Tradeport”), Griffin’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, Griffin entered into a long-term lease (the “220 Tradeport Lease”) with one tenant for the entire building. In the 2018 fourth quarter, 220 Tradeport was completed and the lease commenced. In the 2019 second quarter, rental payments from the tenant began. On August 1, 2019, Griffin converted the 2018 State Farm Loan to a nonrecourse permanent mortgage loan of $14,107 that matures on April 1, 2034. Monthly payments of principal and interest started on September 1, 2019. Principal payments on the 2018 State Farm Loan are based on a twenty-five-year amortization schedule. Under the terms of the 2018 State Farm Loan, the interest rate on the loan remains at 4.51% throughout the term of the permanent mortgage.

On September 22, 2017, two wholly owned subsidiaries of Griffin entered into the Fourth Modification Agreement (the “Modification Agreement”) to the mortgage loan previously due on October 2, 2017 with Webster Bank (the “2012 Webster Mortgage”). At the time Griffin entered into the Fourth Modification, the 2012 Webster Mortgage had a principal balance of $5,876 and a variable interest rate of the one-month LIBOR rate plus 2.75%. Griffin had

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

previously entered into an interest rate swap agreement to effectively fix the interest rate of the 2012 Webster Mortgage at 3.86%. The Modification Agreement reduced the principal amount of the loan to $4,375 and extended the maturity of the 2012 Webster Mortgage to October 3, 2022 with monthly principal payments based on a twenty-five-year amortization schedule. Griffin made a payment of $1,501 against the principal balance utilizing $501 that had been held in escrow with Webster Bank and $1,000 from its cash on hand. The Fourth Modification maintained the interest rate on the 2012 Webster Mortgage at the one-month LIBOR rate plus 2.75%. At the time Griffin completed the Fourth Modification, Griffin entered into an interest rate swap agreement to effectively fix the 2012 Webster Mortgage, as amended, at a new rate of 4.72%. The 2012 Webster Mortgage is collateralized by Griffin’s two multi-story office buildings in Windsor, Connecticut. The Modification Agreement did not alter the collateral for the 2012 Webster Mortgage.

On August 30, 2017, a subsidiary of Griffin closed on a $12,150 nonrecourse mortgage loan (the “2017 40|86 Mortgage”) with 40|86 Mortgage Capital, Inc. The 2017 40|86 Mortgage is collateralized by 215 International Drive (“215 International”), an approximately 277,000 square foot industrial/warehouse building in Concord, North Carolina, which Griffin acquired on June 9, 2017, and has a ten year term with monthly principal payments based on a thirty year amortization schedule. The interest rate for the 2017 40|86 Mortgage is a fixed rate of 3.97%.

On July 14, 2017, a subsidiary of Griffin closed on a $10,600 nonrecourse mortgage loan (the “2017 Berkshire Mortgage”) with Berkshire Bank (“Berkshire”). The 2017 Berkshire Mortgage refinanced an existing mortgage loan (the “2009 Berkshire Mortgage”) with Berkshire that was due on February 1, 2019 and was collateralized by 100 International Drive (“100 International”), an approximately 304,000 square foot industrial/warehouse building in NE Tradeport. The 2009 Berkshire Mortgage had a balance of $10,120 at the time of refinancing and a variable interest rate of the one-month LIBOR rate plus 2.75%. At the time Griffin completed the 2009 Berkshire Mortgage, Griffin entered into an interest rate swap agreement with Berkshire (the “2009 Berkshire Swap”) to effectively fix the interest rate on the 2009 Berkshire Mortgage at 6.35% for the term of that loan. The 2017 Berkshire Mortgage is collateralized by the same property that collateralized the 2009 Berkshire Mortgage. Just prior to the closing on the 2017 Berkshire Mortgage, Griffin completed a lease amendment with the full building tenant in 100 International to extend the lease from its scheduled expiration date of July 31, 2019 to July 31, 2025. Under the terms of the 2017 Berkshire Mortgage, Griffin entered into a master lease of 100 International that would become effective if the tenant in 100 International does not renew its lease when it is schedule to expire in 2025. The 2017 Berkshire Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2017 Berkshire Mortgage is a variable rate consisting of the one-month LIBOR rate plus 2.05%. At the time the 2017 Berkshire Mortgage closed, Griffin terminated the 2009 Berkshire Swap and entered into a new interest rate swap agreement with Berkshire Bank that effectively fixes the interest rate of the 2017 Berkshire Mortgage at 4.39% over the loan term.

Griffin paid $341 in connection with the termination of the 2009 Berkshire Swap. Amounts remaining in AOCI and deferred tax assets of $218 and $123, respectively, at the time of the termination were amortized over the original term of that interest rate swap agreement, which ended in the 2019 first quarter. Accordingly, Griffin recorded interest expense of $31,  $211 and $98 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to the termination of the 2009 Berkshire Swap.

On March 15, 2017, a subsidiary of Griffin closed on a $12,000 nonrecourse mortgage loan (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of $11,781 at the time of the refinancing. The 2017 People’s Mortgage is collateralized by the same two NE Tradeport industrial/warehouse buildings, aggregating approximately 275,000 square feet that collateralized the 2017 People’s Mortgage. In addition, 330 Stone Road, an approximately 137,000 square foot industrial/warehouse building in NE Tradeport that was completed and placed in service near the end of fiscal 2017, was added to the collateral for the 2018 People’s Mortgage. At the closing of the 2018 People’s Mortgage, Griffin received additional mortgage proceeds of $7,000, (before transaction costs), net of the $11,781 used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2018 People’s Mortgage is a variable rate consisting of

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

the one-month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, Griffin also entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten-year term. Under the terms of the 2018 People’s Mortgage, Griffin entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

As of November 30, 2019, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgages on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of November 30, 2019 and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2019, Griffin recognized a net loss before taxes, included in other comprehensive loss, of $7,153. In fiscal 2018 and fiscal 2017, Griffin recognized net gains before taxes, included in other comprehensive income, of $3,302 and $949, respectively, on its interest rate swap agreements.

As of November 30, 2019,  $617 is expected to be reclassified over the next twelve months to AOCI from interest expense. As of November 30, 2019, the net fair value of Griffin’s interest rate swap agreements was a liability of $4,052, which is included in other liabilities on Griffin’s consolidated balance sheet. As of November 30, 2018, the net fair value of Griffin’s interest rate swap agreements was $3,101, with $3,157 included in other assets and $56 included in other liabilities on Griffin’s consolidated balance sheet.

See Note 11 for disclosure of nonrecourse mortgage loans entered into by Griffin subsequent to November 30, 2019.

6. Revolving Credit Agreements

On September 19, 2019, Griffin executed an amendment (the “Revolving Credit Line Amendment”) to its $15,000 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was originally scheduled to expire on July 31, 2019 (which was extended to September 30, 2019 on July 26, 2019). The Revolving Credit Line Amendment provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022, and reduced the interest rate from the one-month LIBOR rate plus 2.75% to the one-month LIBOR rate plus 2.50%.  In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank shall transition to a comparable rate of interest to the LIBOR rate. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $15,000 to $19,500, while adding an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which are Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. The aggregate book value of land and buildings that are collateral for the Amended Webster Credit Line was $12,076 at November 30, 2019. Under the terms of the Revolving Credit Line Amendment, Griffin must maintain: (a) a maximum loan to value ratio of 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5,000; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid divided by debt service (the “Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0. As of November 30, 2019, the Amended Webster Credit Line secured certain standby letters of credit aggregating $484 that are related to Griffin's development activities. There were no  borrowings under the Amended Credit Line in fiscal 2019.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

On September 19, 2019, Griffin and Webster Bank also entered into an additional credit line of $15,000 to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%.  In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a total stockholders’ equity minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. At November 30, 2019, $5,875 was outstanding under the Acquisition Credit Line for the purchase in October 2019 of 7466 Chancellor (see Note 3) at a weighted-average interest rate of 4.57%.  Subsequent to November 30, 2019, the outstanding amount as of November 30, 2019 under the Acquisition Credit Line was repaid with proceeds from the 2020 Webster Mortgage (see Note 11).

7. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Net income (loss)	$3,668	$(1,653)	$4,627

Weighted average shares outstanding for computation of basic per share results	5,070,000	5,023,000	5,010,000
Incremental shares from assumed exercise of Griffin stock options (a)	36,000	—	28,000
Adjusted weighted average shares for computation of diluted per share results	5,106,000	5,023,000	5,038,000

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non‑employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non‑employee directors upon their reelection to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2019 may be exercised as stock appreciation rights.

The following options were granted by Griffin under the 2009 Stock Option Plan to non-employee directors and employees:

	For the Fiscal Years Ended
	Nov. 30, 2019		Nov. 30, 2018		Nov. 30, 2017
		Fair Value per		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
Non-employee directors	5,946	$12.87	5,195	$14.41	6,570	$13.49
Employees	-	$-	-		5,000	$11.13
	5,946		5,195		11,570

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Expected volatility	30.9%	30.5%	32.7 to 39.6%
Risk free interest rates	2.3%	3.0%	2.1 to 2.2%
Expected option term (in years)	8.5	8.5	7.5 to 8.5
Annual dividend yield	1.2%	1.1%	0.8 to 0.9%

Number of option holders at November 30, 2019	26

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Compensation expense	$261	$350	$349

Related tax benefit	$43	$53	$86

For all years presented, the forfeiture rate used for directors ranged from 0% to 2%,  the forfeiture rate used for executives was 17.9% and the forfeiture rate used for employees was 38.3%.  The rates utilized were based on the historical activity of the grantees.

As of November 30, 2019, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2020	$149
Fiscal 2021	$39

The total grant date fair value of options vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $472,  $69 and $55, respectively. The intrinsic value of options exercised in fiscal 2019 and fiscal 2018 was $299 and $765, respectively. There were no options exercised in fiscal 2017.

A summary of the activity under the 2009 Griffin Stock Option Plan is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at November 30, 2016	324,546	$29.23
Granted	11,570	$30.59
Forfeited	(2,354)	$36.82
Outstanding at November 30, 2017	333,762	$29.22
Granted	5,195	$38.48
Exercised	(94,677)	$31.18
Forfeited	(20,279)	$33.78
Outstanding at November 30, 2018	224,001	$28.20
Granted	5,946	$36.99
Exercised	(32,337)	$28.57
Forfeited	(7,788)	$32.62
Outstanding at November 30, 2019	189,822	$28.23

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	November 30, 2019	Exercise Price	(in years)	Value
$23.00 - $28.00	112,638	$26.76	6.2	$1,340
$28.00 - $32.00	65,212	$29.21	2.5	615
$32.00 - $39.00	11,972	$36.74	8.1	23
	189,822	$28.23	5.1	$1,978

Accumulated Other Comprehensive Income (Loss)

In fiscal 2017, Griffin sold all of its remaining shares of Centaur Media (see Note 9). Upon the sale, the change, net of tax, in the value of the shares of Centaur Media that were sold during the time Griffin held those shares was

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

reclassified from AOCI and included in Griffin’s consolidated statement of operations. In fiscal 2017,  $172 was reclassified from AOCI as a result of the sale of its remaining shares of Centaur Media common stock.

Accumulated other comprehensive income (loss) for fiscal 2019, fiscal 2018 and fiscal 2017, is comprised of the following:

	Unrealized Gain	Unrealized Gain
	(Loss) on Cash	(Loss) on Investment
	Flow Hedges	in Centaur Media	Total
Balance at November 30, 2016	$(1,062)	$13	$(1,049)
Other comprehensive (loss) income before reclassifications	(45)	159	114
Amounts reclassified	823	(172)	651
Net activity for other comprehensive loss	778	(13)	765
Balance at November 30, 2017	(284)	—	(284)
Other comprehensive income before reclassifications	2,242	—	2,242
Amounts reclassified	473	—	473
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	(36)	—	(36)
Net activity for other comprehensive income	2,679	—	2,679
Balance at November 30, 2018	2,395	—	2,395
Other comprehensive income before reclassifications	(5,560)	—	(5,560)
Amounts reclassified	24	—	24
Net activity for other comprehensive loss	(5,536)	—	(5,536)
Balance at November 30, 2019	$(3,141)	$—	$(3,141)

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Fiscal Years Ended
	November 30, 2019			November 30, 2018			November 30, 2017
		Tax			Tax			Tax
		(Expense)			(Expense)			(Expense)
	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax
Reclassifications included in net income (loss):
Loss on cash flow hedges (interest expense)	$32	$(8)	$24	$636	$(163)	$473	$1,299	$(476)	$823
Realized gain on sale of Centaur Media (gain on sale)	—	—	—	—	—	—	(281)	109	(172)
Total reclassifications included in net income (loss)	32	(8)	24	636	(163)	473	1,018	(367)	651
(Decrease) increase in fair value adjustment on Griffin's cash flow hedges	(7,154)	1,594	(5,560)	2,876	(634)	2,242	(58)	13	(45)
Mark to market adjustment on Centaur Media for an increase in fair value	—	—	—	—	—	—	220	(77)	143
Mark to market adjustment on Centaur Media for an increase in the foreign currency exchange rate	—	—	—	—	—	—	25	(9)	16
Total change in other comprehensive income (loss)	(7,154)	1,594	(5,560)	2,876	(634)	2,242	187	(73)	114
Total other comprehensive (loss) income	$(7,122)	$1,586	$(5,536)	$3,512	$(797)	$2,715	$1,205	$(440)	$765

Cash Dividends

In fiscal 2019,  fiscal 2018 and fiscal 2017, Griffin declared annual cash dividends of $0.50,  $0.45 and $0.40 per common share, respectively, which were paid in the first quarters of fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

8. Operating Leases

Griffin's rental revenue reflects the leasing of industrial/warehouse and, to a lesser extent, office/flex space and certain land parcels. Future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable leases as of November 30, 2019 were:

2020	$33,022
2021	30,369
2022	22,999
2023	17,728
2024	14,694
Later years	31,610
$150,422

All future minimum rental payments, principally for Griffin’s corporate headquarters, under noncancelable leases, as lessee, as of November 30, 2019 were:

2020	$126
2021	126
2022	133
2023	131
2024	131
Later years	250
$897

Total rental expense for all operating leases, as lessee, in fiscal 2019, fiscal 2018 and fiscal 2017 was $146,  $149 and $156, respectively.

Effective October 1, 2016, Griffin entered into a ten-year sublease for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin. The sublease with Bloomingdale Properties was approved by Griffin’s Audit Committee and the lease rates under the sublease were at market rate at the time the sublease was signed. Rental expense for this lease in fiscal 2019, fiscal 2018 and fiscal 2017 was $126,  $124 and $124,  respectively, which is included in general and administrative expenses.

9. Supplemental Financial Statement Information

Investments - Held-to-Maturity Securities

As of November 30, 2019 and 2018, Griffin held $1,011 and $17,000, respectively, of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

balance sheets. The repurchase agreements are with Webster Bank and are collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. As of November 30, 2019, Griffin’s held one repurchase agreement that is scheduled to mature on February 14, 2020.

Investments - Available-for-Sale Securities

In fiscal 2017, Griffin sold its remaining common stock of Centaur Media for cash proceeds of $1,216, after transaction costs, which resulted in a pretax gain of $275.  Griffin’s investment in the common stock of Centaur Media was accounted for as an available-for-sale security under ASC 320. Accordingly, changes in the fair value of Centaur Media, reflecting both changes in the stock price and changes in the foreign currency exchange rate, were included, net of income taxes, in AOCI (see Note 7). Griffin's investment income included dividend income from Centaur Media of $38 in fiscal 2017.

Other Assets

Griffin's other assets are comprised of the following:

	Nov. 30, 2019	Nov. 30, 2018
Deferred rent receivable	$5,740	$5,602
Deferred leasing costs, net	4,468	4,355
Prepaid expenses	2,926	2,780
Intangible assets, net	1,907	1,399
Accounts receivable (primarily leases)	904	407
Mortgage escrows	515	452
Registration statement costs	281	281
Deferred financing costs related to revolving lines of credit	256	33
Deposits	234	1,072
Furniture, fixtures and equipment, net	193	245
Interest rate swap assets	—	3,157
Other	154	265
Total other assets	$17,578	$20,048

Griffin’s intangible assets relate to the acquisition of a several industrial/warehouse buildings and consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. Intangible assets are shown net of amortization of $1,578 and $1,271 as of November 30, 2019 and November 30, 2018, respectively.

Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended
	Nov. 30, 2019	Nov. 30, 2018	Nov. 30, 2017
Amortization expense	$307	$296	$203

Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2020	$424
2021	424
2022	265
2023	220
2024	220

Deferred leasing costs, net, reflected accumulated amortization of $6,699 and $5,719 as of November 30, 2019 and November 30, 2018, respectively. Amortization expense related to deferred leasing costs in fiscal 2019, fiscal 2018

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

and fiscal 2017 was $998,  $1,159 and $946, respectively. Furniture, fixtures and equipment, net, reflected accumulated depreciation of $992 and $920 as of November 30, 2019 and November 30, 2018, respectively. Total depreciation expense related to furniture, fixtures and equipment in fiscal 2019, fiscal 2018 and fiscal 2017 was $80,  $96 and $84, respectively.

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Nov. 30, 2019	Nov. 30, 2018
Accrued construction costs and retainage	$1,849	$832
Accrued salaries, wages and other compensation	863	931
Accrued interest payable	568	555
Trade payables	295	380
Accrued lease commissions	223	136
Other	520	499
Total accounts payable and accrued liabilities	$4,318	$3,333

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Nov. 30, 2019	Nov. 30, 2018
Deferred compensation plan	$5,593	$5,145
Interest rate swap liabilities	4,052	56
Prepaid rent from tenants	1,013	1,134
Security deposits of tenants	538	533
Conditional asset retirement obligations	171	171
Land sale deposits	—	260
Other	142	79
Total other liabilities	$11,509	$7,378

Supplemental Cash Flow Information

In fiscal 2019, Griffin received 22,390 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $846 and did not affect Griffin’s cash.

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

An increase of $245 in fiscal 2017 (prior to the sale of the remaining shares) in the fair value of Griffin’s Investment in Centaur Media reflects the mark to market adjustment of this investment and did not affect Griffin’s cash.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,017 in fiscal 2019 and decreased by $1,062 in fiscal 2018.

Griffin did not receive any income tax refunds in fiscal 2019, fiscal 2018 or fiscal 2017. Interest payments in fiscal 2019, fiscal 2018 and fiscal 2017 were $6,402,  $6,041 and $5,368, respectively, including capitalized interest of $351,  $352 and $103 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Savings Plan

Griffin maintains the Griffin Industrial Realty, Inc. 401(k) Savings Plan (the “Griffin Savings Plan”) for its employees, a defined contribution plan whereby Griffin matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. Griffin’s contributions to the Griffin Savings Plan in fiscal 2019, fiscal 2018 and fiscal 2017 were $68,  $65 and $65, respectively.

Deferred Compensation Plan

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to IRC regulations, cannot take full advantage of the Griffin Savings Plan. Griffin’s liability under its Deferred Compensation Plan at November 30, 2019 and 2018 was $5,593 and $5,145, respectively. These amounts are included in other liabilities on Griffin’s consolidated balance sheets. The expense for Griffin’s matching benefit to the Deferred Compensation Plan in fiscal 2019, fiscal 2018 and fiscal 2017 was $3,  $12 and $11, respectively. Subsequent to November 30, 2019, the liability for the Deferred Compensation Plan was reduced by approximately $1,900 for payment made to Frederick M. Danziger, Griffin’s former Executive Chairman, upon his retirement in fiscal 2019.

The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, Griffin’s matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants’ accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants and included in general and administrative expenses on Griffin’s consolidated statements of operations.

10. Commitments and Contingencies

As of November 30, 2019, Griffin had committed purchase obligations of approximately $1,378, principally related to the development of its real estate assets.

On September 11, 2019, Griffin entered into an agreement to sell approximately seven acres of undeveloped land in Windsor, Connecticut for a purchase price of $750 in cash. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence and is scheduled to close in the fiscal 2020 first quarter. There is no guarantee that this transaction will be completed under its current terms, or at all.

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

11. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after November 30, 2019, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2019, other than the disclosures herein.

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one year option, in exchange for a nominal fee, to purchase

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut. The purchase price has a range of a minimum of $6,000 to a maximum of $7,950 based upon the final approved use of the land. The buyer may extend the option period for another two years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

On December 20, 2019, two wholly owned subsidiaries of Griffin entered into a $6,500 nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank. The 2020 Webster Mortgage is collateralized by 7466 Chancellor which Griffin acquired on October 25, 2019 (see Note 3) and has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2020 Webster Mortgage at 3.6% for the entire loan term. $5,875 of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line that was used to finance a portion of the property’s purchase price (see Note 6).

On January 2, 2020, Griffin entered into an Agreement of Sale and Purchase to acquire an approximately 108,000 square foot fully leased industrial/warehouse building in Orlando, Florida for a purchase price of approximately $7,900, before transaction costs. On January 13, 2020, Griffin entered into an Agreement of Sale and Purchase to acquire a mostly vacant approximately 68,000 square foot industrial/warehouse building in Orlando, Florida for a purchase price of approximately $5,700, before transaction costs. There is no guarantee that these building acquisitions will be completed under their current terms, or at all.

On January 7, 2020, Griffin entered into an agreement to sell approximately 27 acres of undeveloped land in Windsor, Connecticut for approximately $3,800, before transaction costs. Completion of this transaction is contingent on a number of factors, including the buyer entering into a lease agreement with a third-party for a development on the land to be acquired and obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire. There is no guarantee that this transaction will be completed under the current terms, or at all.

On January 23, 2020, two wholly owned subsidiaries of Griffin entered into a $15,000 nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company. The 2020 State Farm Mortgage is collateralized by two industrial/warehouse buildings in the Lehigh Valley of Pennsylvania, 6975 Ambassador and 871 Nestle Way, that aggregate approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. Approximately $3,200 of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres of Meadowood (the “Meadowood Land”). For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5,400, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources. There is no guarantee that a sale of the Meadowood Land will be completed under the current terms of the Meadowood Option Agreement, or at all.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Griffin Industrial Realty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Griffin Industrial Realty, Inc. and its subsidiaries (the Company) as of November 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended November 30, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

New Haven, Connecticut

February 13, 2020

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting:  There have been no changes in Griffin Industrial Realty, Inc.’s (“Griffin” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2019, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2019, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019, as stated in their attestation report appearing below.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Griffin Industrial Realty, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Griffin Industrial Realty, Inc. and subsidiaries' (the Company) internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 13, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

New Haven, Connecticut

February 13, 2020

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Frederick M. Danziger	79	Chairman of the Board of Directors
Michael S. Gamzon	50	Director, President and Chief Executive Officer
David R. Bechtel	52	Director
Edgar M. Cullman, Jr.	73	Director
Jonathan P. May	53	Director
Amy Rose Silverman	53	Director
Albert H. Small, Jr.	63	Director
Scott Bosco	53	Vice President of Construction and Development, Griffin Industrial, LLC
Anthony J. Galici	62	Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	57	Senior Vice President, Griffin Industrial, LLC

Griffin’s directors are each elected for a term of one year.

Frederick M. Danziger has been the Chairman of the Board of Directors of Griffin since May 2012 and served in the Executive Chairman capacity from January 2016 to June 2019 when Mr. Danziger retired as an employee of Griffin. Mr. Danziger was the Chief Executive Officer of Griffin from April 1997 to January 2016; was a Director and the President of Griffin from April 1997 to May 2012; and was a Director of Culbro Corporation (“Culbro’) from 1975 until 1997. He was previously involved in the real estate operations of Griffin in the early 1980s. Mr. Danziger was Of Counsel to the law firm of Latham & Watkins LLP from 1995 until 1997. From 1974 until 1995, Mr. Danziger was a Member of the law firm of Mudge Rose Guthrie Alexander & Ferdon. Mr. Danziger also is a Director of Monro, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father‑in‑law of Michael S. Gamzon and the brother-in-law of Mr. Cullman, Jr. We believe that Mr. Danziger’s background as a lawyer, his knowledge and experience as the former President and Chief Executive Officer of Griffin and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

Michael S. Gamzon is a Director and the President and Chief Executive Officer of Griffin. Mr. Gamzon was appointed as a Director in January 2016. Mr. Gamzon succeeded Mr. Danziger as Griffin’s Chief Executive Officer in January 2016 and has been President of Griffin since May 2012. Mr. Gamzon was the Chief Operating Officer of Griffin from September 2010 to January 2016; was Executive Vice President from September 2010 to May 2012; and was a Vice President of Griffin from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son‑in‑law of Mr. Danziger. We believe that Mr. Gamzon’s experience and knowledge with respect to real estate activities in his capacity as an executive of Griffin provides a unique perspective to the Board.

David R. Bechtel has been a Director of Griffin since May 2016. Mr. Bechtel has been a principal of Barrow Street Holdings LLC since 2012; founder and managing member of Outpost Capital Management LLC since 2001; and founder and manager of GP Management LLC since 2011. Mr. Bechtel has many years of general business experience and expertise as a managing member, principal, and head of finance of financial service and natural resource companies.

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

Amy Rose Silverman has been a Director of Griffin since May 2019. Ms. Rose is the President and Chief Executive Officer of Rose Associates, a real estate and property management firm, since December 2017, prior to which she was Co-President of Rose Associates since 2008. Ms. Rose is a recognized expert on residential real estate in New York City, is a frequent speaker at premier professional conferences and participates as a guest lecturer at The NYU Schack Institute of Real Estate and Columbia Business School. Ms. Rose has significant experience in design, construction, leasing and management of premier high-rise and mixed-use residential buildings that gives her unique insights into Griffin’s challenges, opportunities and operations.

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

Scott Bosco has been the Vice President of Construction and Development of Griffin Industrial, LLC, a subsidiary of Griffin, since July 2005.

Anthony J. Galici has been the Vice President, Chief Financial Officer and Secretary of Griffin since April 1997.

Thomas M. Lescalleet has been the Senior Vice President of Griffin Industrial, LLC, a subsidiary of Griffin, since March 2002.

Code of Business Conduct and Ethics

Griffin’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, which is available on its website at www.griffinindustrial.com in the “Investors” section under “Corporate Governance.” Griffin intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on its website at the address and location specified above.

Audit Committee

Griffin’s Audit Committee consists of David R. Bechtel, Jonathan P. May and Amy Rose Silverman with Mr. Bechtel serving as Chairman. Ms. Rose was appointed to the Audit Committee on May 14, 2019. The Audit Committee meets the Nasdaq composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of Nasdaq and the rules of the SEC regarding audit committee membership. In addition, Mr. Bechtel qualifies as a financially sophisticated Audit Committee member under the Nasdaq rules based on his employment experience in finance. None of the members of the Audit Committee is considered a financial expert as defined by Item 407(d)(5) of Regulation S‑K of the Securities and Exchange Act of 1934 (an “audit committee financial expert”). Griffin does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of Griffin’s accounting and financial reporting processes and the audits of Griffin’s financial statements in accordance with generally accepted accounting principles and Nasdaq rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner in a public accounting firm who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies as a consultant to assist the Audit Committee to fulfill its responsibilities. The Audit Committee believes that this type of engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert.

The Audit Committee approves all auditing and non‑auditing services, reviews audit reports and the scope of audit by Griffin’s independent registered public accountants and related matters pertaining to the preparation and examination of Griffin’s financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held four meetings in fiscal 2019.

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

Nominating Committee

Griffin’s Nominating Committee consists of David R. Bechtel, Jonathan P. May, Amy Rose Silverman and Albert H. Small, Jr. with Mr. May serving as Chairman. Ms. Rose was appointed to the Nominating Committee on May 14, 2019. All four members of the Nominating Committee are independent directors under the applicable Nasdaq rules. The Nominating Committee reviews candidates for appointment to the Griffin Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from stockholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of Griffin in accordance with the procedures in Griffin’s Amended and Restated By‑Laws for stockholder nominations of directors to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee operates under a written charter, which is publicly available in the “Corporate Governance” section of the “Investors” section of Griffin’s website located at www.griffinindustrial.com. The Nominating Committee held one meeting in fiscal 2019.

Board Diversity; Selection and Evaluation of Director Candidates

The Board seeks to ensure that a majority of its members are independent within the Nasdaq listing standards. In evaluating the desired skills and characteristics of prospective Board members, the Nominating Committee values diversity, including profession, geography, gender, ethnicity, skills and experience.   When the Nominating Committee evaluates prospective Board members, it will include diversity, in its broadest sense, within the context of the composition of the Board as a whole, and it will assess the effectiveness of this policy as part of its annual self-evaluation. The Nominating Committee shall select prospective Board members with personal and professional integrity, who have demonstrated appropriate ability and judgment and who the Nominating Committee believes will be effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of Griffin and its stockholders. In addition, directors must be committed to devoting the time and effort necessary to be responsible and productive members of the Board.

Board Leadership Structure

The Board believes that there is no single, generally accepted approach to providing Board leadership, and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company at any given time. Accordingly, the optimal board leadership structure for Griffin may vary as circumstances change. Griffin’s Board was led by a Non‑Executive Chairman through 2011, as separate individuals held the positions of Chairman of the Board and Chief Executive Officer, and the Chairman of the Board was not an employee. In May 2012, the Board appointed Frederick M. Danziger as Chairman of the Board. Mr. Danziger had been Chief Executive Officer since 1997. In making that appointment, the Board concluded that Griffin and its stockholders were best served by having Mr. Danziger serve as Chairman of the Board and Chief Executive Officer. The Board believed that Mr. Danziger’s combined role as Chairman of the Board and Chief Executive Officer promoted unified leadership and a single, clear focus and direction for management to execute Griffin’s strategy and business plans. Since January 2016, the positions of Chairman of the Board and Chief Executive Officer have been held by separate individuals, Mr. Danziger and Mr. Gamzon, respectively. The Board determined that Mr. Danziger should continue to serve as Executive Chairman to continue to provide Board leadership continuity. In June 2019, Mr. Danziger retired as an employee of Griffin but continues to serve as Chairman of the Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires Griffin’s officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by regulation to furnish Griffin with copies of all Section 16(a) forms they file. Based on its review of such forms filed with the Securities and Exchange Commission, and any written representations from such persons, Griffin believes that with respect to fiscal 2019, all such Section 16(a) filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for Griffin’s executive officers who are named in the “Summary Compensation Table” below.  As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Griffin is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Griffin’s named executive officers (the “Named Executive Officers”) for the fiscal year ended November 30, 2019 were as follows:

Michael S. Gamzon	Director, President and Chief Executive Officer (“CEO”) of Griffin
Anthony J. Galici	Vice President, Chief Financial Officer ("CFO") and Secretary of Griffin
Thomas M. Lescalleet	Senior Vice President, Griffin Industrial, LLC

Summary Compensation Table

The following table presents information regarding compensation of each of Griffin’s Named Executive Officers for services rendered during fiscal years 2019, 2018 and 2017:

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Michael S. Gamzon	2019	$531,700	$—	$—	$140,510	$16,209	(1)	$688,419
President and Chief	2018	$519,038	$—	$—	$118,580	$15,785		$653,403
Executive Officer of Griffin	2017	$509,039	$—	$—	$174,863	$15,437		$699,339

Anthony J. Galici	2019	$314,930	$—	$—	$70,828	$17,877	(2)	$403,635
Vice President, Chief Financial	2018	$307,423	$—	$—	$59,852	$17,648		$384,923
Officer and Secretary of Griffin	2017	$301,423	$—	$—	$84,502	$17,399		$403,324

Thomas M. Lescalleet	2019	$275,545	$—	$—	$158,851	$11,822	(3)	$446,218
Senior Vice President,	2018	$268,974	$—	$—	$147,225	$11,622		$427,821
Griffin Industrial, LLC	2017	$263,700	$—	$—	$217,136	$11,440		$492,276

(1)	Represents life insurance premium of $252, matching contributions related to the Griffin 401(k) Savings Plan of $7,407 and matching contributions related to the Deferred Compensation Plan of $8,550.
(2)

Represents life insurance premium of $425, matching contributions related to the Griffin 401(k) Savings Plan of $8,230, matching contributions related to the Deferred Compensation Plan of $1,222 and an automobile allowance of $8,000.

(3)	Represents life insurance premium of $252, matching contributions related to the Griffin 401(k) Savings Plan of $8,270 and a medical insurance allowance of $3,300.

Outstanding Equity Awards at Fiscal Year‑End

The following table presents information with respect to each unexercised stock option held by Griffin’s Named Executive Officers as of November 30, 2019. There were no other outstanding equity awards as of November 30, 2019.

	Option Awards (1)
					Value of	Value of
	Number of	Number of			Unexercised	Unexercised
	Securities	Securities			In-the-Money	In-the-Money
	Underlying	Underlying			Options at	Options at
	Unexercised	Unexercised	Option		Fiscal Year	Fiscal Year
	Options	Options	Exercise	Option	End (2)	End (2)
	(#)	(#)	Price	Expiration	($)	($)
Name	Exercisable	Unexercisable	($)	Date	Exercisable	Unexercisable
Michael S. Gamzon	25,000	—	$28.77	1/19/2021	$247,000	$—
	18,333	36,667	$26.89	5/13/2026	$215,596	$431,204
	43,333	36,667			$462,596	$431,204

Anthony J. Galici	12,500	—	$28.77	1/19/2021	$123,500	$—
	4,166	8,334	$26.89	5/13/2026	$48,992	$98,008
	16,666	8,334			$172,492	$98,008

Thomas M. Lescalleet	4,166	8,334	$26.89	5/13/2026	$48,992	$98,008

(1)	Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant (which is ten years prior to the applicable option expiration date).
(2)

The amounts presented in these columns have been calculated based upon the difference between the fair market value of $38.65 per share (the closing price of Griffin’s common stock on November 29, 2019) and the exercise price of each stock option.

Narrative to Summary Compensation Table and Additional Narrative Disclosure

As of November 30, 2019, Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers that was expected to obligate Griffin to provide for material compensation or benefits, including any payments at, following, or in connection with a termination of employment, change in control or change in the Named Executive Officer’s responsibilities.  The narrative below describes the material elements of compensation disclosed in the Summary Compensation Table above.

Base Salary

Griffin pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. The annual base salary of the CEO was determined by the Compensation Committee. The annual base salaries of Mr. Galici and Mr. Lescalleet were determined by the CEO and approved by the Compensation Committee.

Annual Incentive Compensation Program

Each of the Named Executive Officers participated in the Griffin Industrial Realty, Inc. Incentive Compensation Plan for fiscal year 2019 (the “Griffin Incentive Plan”), Under the Griffin Incentive Plan, incentive compensation was awarded based on the achievement of certain specific performance measures in one or more of the following six components: (i) Adjusted Funds from Operations; (ii) Property Sales; (iii) Build-to-Suit Projects; (iv) Buildings Built on Speculation; (v) Leasing; and (vi) Acquisitions. Each Named Executive Officer is entitled to a specific percentage of each incentive compensation pool under the Griffin Incentive Plan based upon his responsibilities as determined by senior management and approved by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust incentive compensation awards to Griffin’s employees. The Compensation Committee did not utilize such discretion to adjust any incentive compensation awards (or grant any discretionary bonus amounts) to Griffin’s Named Executive Officers for fiscal 2019.

The maximum compensation amounts and amounts accrued under the Griffin Incentive Plan with respect to each performance measure for fiscal 2019, based on the level of achievement of each incentive plan component, is shown in the following table. The amounts in the table below reflect performance against each incentive plan component.

	Maximum Aggregate	Amount Earned
	Amount of Incentive	Based on Actual Level
Incentive Plan Component	Plan Component	of Achievement
Adjusted Funds from Operations	$562,500	$483,697
Property Sales	250,000	214,930
Build-to-Suit Projects	300,000	—
Buildings Built on Speculation	300,000	84,521
Leasing	180,000	96,996
Acquisitions	200,000	—
	$1,792,500	$880,144

The aggregate amount of $880,144 earned under the Griffin Incentive Plan is not expected to be fully allocated and paid to Griffin employees for fiscal 2019. Incentive compensation for fiscal 2019 of approximately $742,850 is expected to be paid to Griffin employees under such plan, with $370,189 of such amount paid to Named Executive Officers. Such payments to the Named Executive Officers will be based on the specific percentages of each incentive compensation pool as per the Griffin Incentive Plan.

Equity Compensation

No stock options or other equity compensation was awarded to any of the Named Executive Officers or to any employee of Griffin in fiscal 2019. The currently outstanding stock options held by the Named Executive Officers vest in equal installments on the third, fourth and fifth anniversaries from the date of grant, subject to acceleration of vesting as set forth below.

While Griffin was not a party to any employment, change in control or other agreement with any Named Executive Officers, pursuant to the 2009 Stock Option Plan, if option grants are assumed by a successor corporation (or a parent or subsidiary thereof) in connection with a change in control, the vesting of such grants will be accelerated upon termination of a Named Executive Officer’s employment upon or within twelve months following such change in control. As of November 30, 2019, the closing market price of $38.65 per share of Griffin common stock exceeded the exercise price for all of the outstanding options held by Named Executive Officers and the aggregate value of all unvested options held by the Named Executive Officers (based on the excess of the November 30, 2019 closing price of Griffin’s common stock over the exercise price) was $627,220. The individual awards for each Named Executive Officer and the values thereof are set forth in the table in the Outstanding Equity Awards at Fiscal Year-End section above.

Deferred Compensation

Griffin maintains a Deferred Compensation Plan for certain of its employees, including the Named Executive Officers, who, due to Internal Revenue Service regulations, cannot take full advantage of the Griffin 401(k) Savings Plan. A portion of an eligible employee’s salary may be deferred under the Deferred Compensation Plan. The investment options in the Deferred Compensation Plan currently mirror those of the Griffin 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from Griffin’s assets. Performance results of an employee’s balance in the Deferred Compensation Plan are based on the returns of the mutual funds and one common collective trust fund that may be selected by the employee as if the amounts deferred were invested in the selected mutual funds and the common collective trust fund. Distributions from the Deferred Compensation Plan generally may occur at termination of employment, change in control and/or at the time of qualifying hardship events. Participants of Griffin’s Deferred Compensation Plan may elect to have their balances paid out in a lump sum or annual installments upon termination of employment or a change in control of Griffin. Griffin’s contributions to the Deferred Compensation Plan for Messrs. Gamzon and Galici were $8,550 and $1,222, respectively, and are included in the “All Other Compensation” column of the Summary Compensation Table. Mr. Lescalleet did not contribute to the Deferred Compensation Plan in fiscal 2019.

No earnings from the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table.

Director Compensation

The following table represents information regarding the compensation paid during fiscal 2019 to members of Griffin’s Board of Directors who are not also employees (the “Non‑Employee Directors”). The compensation paid to Mr. Gamzon is presented above in the Summary Compensation Table and the related narrative disclosure. Mr. Gamzon did not receive compensation related to his activity as a member of the Board of Directors.

	Fees
	Earned or		Option
	Paid in Cash		Awards		Total
Name	($)		($)		($)
David R. Bechtel	$64,819		$13,912	(1)	$78,731
Edgar M. Cullman, Jr.	$46,000		$13,912	(1)	$59,912
Frederick M. Danziger	$33,843	(2)	$—	(2)	$33,843
Thomas C. Israel	$22,486	(3)	$143,485	(4)	$165,971
Jonathan P. May	$67,000		$13,912	(1)	$80,912
Amy Rose Silverman	$35,695	(5)	$20,875	(1)	$56,570
Albert H. Small, Jr.	$60,500		$13,912	(1)	$74,412

(1)

The amount shown for Option Awards reflects the grant date fair value of options granted in fiscal 2019. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 8 of the Notes to Consolidated Financial Statements.

(2)

Frederick M. Danziger retired as an employee from Griffin in June 2019 but remained Chairman of the Board. As a Non-Employee Director, Mr. Danziger receives fees for his service on the Board of Directors. The fees reported are for the period June 8 through November 30, 2019. Mr. Danziger did not receive an option award in fiscal 2019 because he was an employee of Griffin at the time of his re-election to the Board of Directors.

(3)	Thomas C. Israel did not seek re-election to the Board of Directors at the May 14, 2019 Annual Meeting. The fees reported are for the period December 1, 2018 through May 13, 2019.
(4)

Thomas C. Israel did not receive a stock option award in fiscal 2019. However, the exercise period for each of Mr. Israel’s vested options outstanding as of his retirement on May 13, 2019 was extended through the ten-year anniversary of the applicable date of grant. The amount shown for Option Awards reflects the incremental fair value of options so modified in fiscal 2019. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K in Note 7 of the Notes to Consolidated Financial Statements.

(5)	Amy Rose Silverman was elected to the Board of Directors on May 14, 2019. The fees reported are for the period May 14 through November 30, 2019.

The following table represents the number of outstanding and unexercised stock option awards held by each of the Non‑Employee Directors as of November 30, 2019:

Number of
Shares
Subject to
Outstanding
Options
Director	as of 11/30/19
David R. Bechtel	5,727
Edgar M. Cullman, Jr.	6,875
Frederick M. Danziger	—
Thomas C. Israel	11,397
Jonathan P. May	10,881
Amy Rose Silverman	1,622
Albert H. Small, Jr.	9,011

Effective July 1, 2019, Non-Employee Directors receive a cash retainer fee of $35,000 per year (an increase of $5,000 from the previous annual retainer fee). The amount shown for Fees Earned or Paid in Cash for Messrs. Bechtel, Cullman, Jr., Danziger, May and Small, Jr. include prorated amounts for the period from July 1 through November 30, 2019 related to the increase in the annual fee. In addition, Non-Employee Directors receive meeting fees equal to $1,500 for each board meeting they attend and $1,000 for each committee meeting they attend. Further, certain members of the Board receive additional fees for service as Chairman of the Board of Directors or the chair or member of certain committees. Chairman of the Board of Directors (to the extent not an employee) receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen of such committees, each receive $5,000 per year for their service on those committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on that committee. Annual fees are paid in quarterly installments. Upon the initial election of a Non‑Employee Director to the Board of Directors, the Non‑Employee Director is granted options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to Non‑Employee Directors at the time of initial election to the Board of Directors is equal to $60,000 divided by the fair market value per share of Griffin common stock at the time of grant. Griffin granted Ms. Rose options exercisable for 1,622 shares of common stock at the time of her initial election to the Board of Directors. Stock options granted to Non-Employee Directors upon their initial election to the Board vest immediately upon issuance. The 2009 Stock Option Plan also provides that Non‑Employee Directors annually receive options exercisable for shares of common stock at an exercise price that is the fair market value of a share of common stock at the time of grant. Under the 2009 Stock Option Plan, the number of shares, subject to options, granted to Non‑Employee Directors upon their reelection to the Board of Directors, is equal to $40,000 divided by the fair market value per share of Griffin common stock at the time of grant. Stock options granted to Non-Employee Directors upon their re-election to the Board of Directors vest on the second anniversary of the date of grant. In 2019, Griffin granted Messrs. Bechtel, Cullman, Jr., May and Small, Jr. each options exercisable for 1,081 shares of common stock upon their reelection to the Board of Directors. Mr. Israel did not stand for reelection to the Board of Directors, therefore, he did not receive any additional option grants in 2019. In connection with Mr. Israel’s retirement, however, Griffin elected to extend the exercisability of his outstanding vested options through the ten-year anniversary of the applicable grant date thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists the number of shares and options to purchase shares of common stock of Griffin beneficially owned or held by: (i) each person known by Griffin to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director; (iii) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (iv) all directors and executive officers of Griffin, collectively. Unless otherwise indicated, information is provided as of January 31, 2020.

	Shares
	Beneficially	Percent
Name and Address (1)	Owned (2)	of Total
Cullman and Ernst Group (3)	2,333,919	45.5
Edgar M. Cullman, Jr. (3)	879,562	17.3
Frederick M. Danziger (3)	273,643	5.4
Michael S. Gamzon (3)	131,989	2.6
David R. Bechtel	4,701	*
4 Brookside Park
Greenwich, CT 06831
Jonathan P. May	8,761	*
110 Riverside Drive
New York, NY 10024
Amy Rose Silverman	1,622	*
777 Third Avenue, 6th Floor
New York, NY 10017
Albert H. Small, Jr.	12,816	*
7311 Arrowood Road
Bethesda, MD 20817
Anthony J. Galici	39,026	*
Griffin Industrial Realty, Inc.
204 West Newberry Road
Bloomfield, CT 06002
Thomas M. Lescalleet	4,166	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Scott Bosco	5,333	*
Griffin Industrial, LLC
204 West Newberry Road
Bloomfield, CT 06002
Gabelli Funds, LLC et al. (4)	1,511,856	29.8
Gabelli Funds, LLC
One Corporate Center
Rye, NY 10580
All directors and executive officers collectively, consisting of 10 persons (5)	1,361,619	26.3

*     Less than 1%

(1)	Unless otherwise indicated, the address of each person named in the table is 641 Lexington Avenue, New York, NY 10022.
(2)

This information reflects the definition of beneficial ownership adopted by the Securities and Exchange Commission (the “Commission” or “SEC”). Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. Includes stock options granted pursuant to the 2009 Stock Option Plan, as amended, that are exercisable within 60 days of January 31, 2020, as follows:

Options Exercisable
Within 60 Days of
Name	January 31, 2020
Edgar M. Cullman, Jr.	4,755
Frederick M. Danziger	—
Michael S. Gamzon	43,333
David R. Bechtel	3,607
Jonathan P. May	8,761
Amy Rose Silverman	1,622
Albert H. Small, Jr.	6,891
Anthony J. Galici	16,666
Thomas M. Lescalleet	4,166
Scott Bosco	5,333

(3)

Based on Schedule 13D/A filed with the Commission on April 27, 2017, on behalf of the Cullman and Ernst Group and Griffin’s records. Included in the shares held by the Cullman and Ernst Group are the following:

		Shares with	Shares with
	Shares	Sole Voting and	Shared Voting
	Beneficially	Dispositive	and Dispositive
Name	Owned	Power	Power
Cullman Jr., Edgar M.	879,562	54,363	825,199
Cullman, Susan R.	789,851	47,490	742,361
Danziger, Lucy C.	584,103	85,286	498,817
Danziger, David M.	467,223	58,253	408,970
Gamzon, Rebecca D.	386,996	10,550	376,446
Ernst, John L.	380,955	7,349	373,606
Sicher, Carolyn B.	344,029	21,422	322,607
Cullman, Georgina D.	340,149	9,550	330,599
Cullman, Elissa F.	325,449	14,850	310,599
Cullman, Samuel B.	324,193	13,594	310,599
Cullman III, Edgar M.	321,858	11,259	310,599
Danziger, Frederick M.	273,643	68,888	204,755
B Bros. Realty LLC (a)	233,792	233,792	—
Gamzon, Michael S.	131,989	81,989	50,000
Fabrici, Carolyn S.	116,037	—	116,037
Ernst, Alexandra	94,428	1,748	92,680
Danziger, Sheena S.	50,000	—	50,000
Kerns, Jessica P.	45,134	1,250	43,884
Estate of Louise B. Cullman (b)	39,548	39,548	—
Ernst, Margot P.	21,777	—	21,777
Ernst, Matthew L.	5,176	1,650	3,526

(a)	Susan R. Cullman and John Ernst are managing members.
(b)	Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

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

(4)

Griffin has received a copy of Schedule 13D/A and Schedule 13G/A as filed with the Commission by Gabelli Funds, LLC et al., reporting ownership of these shares as of August 12, 2019 and December 31, 2019. As reported in said Schedule 13D, Gabelli Funds, LLC reports sole dispositive power with respect to 557,801 shares, GAMCO Asset Management Inc. (“GAMCO”) reports sole voting power with respect to 622,144 of these shares and sole dispositive power with respect to 672,605 of these shares and Teton Advisors, Inc. (“Teton Advisors”) reports sole voting and dispositive power with respect to 281,450 of these shares. The securities have been acquired by GGCP, Inc. (“GGCP”), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. (“GBL”), on behalf of their investment advisory clients. Mario J. Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. For the shares held by Gabelli Funds, LLC, with respect to the 41,100 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 104,000 shares held by the Gabelli Asset Fund, the 61,200 shares held by the Gabelli Value 25 Fund, Inc., the 260,000 shares held by the Gabelli Small Cap Growth Fund, the 9,000 shares held by the Gabelli Equity Income Fund, the 15,500 shares held by the Gabelli Go Anywhere Fund, and the 11,001 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

(5)	Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of Griffin.

Equity Compensation Plan Information

	Number of	Weighted Average	Number of securities
	securities to be	exercise	remaining available for future
	issued upon exercise	price of	issuance under the equity
	of outstanding	outstanding	compensation plan (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)
Equity compensation plan approved by security holders	189,822	$28.23	176,244

Note: There are no equity compensation plans that were not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 24, 2015, the Audit Committee approved a ten year sublease whereby Griffin leased approximately 1,920 square feet of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity controlled by certain members of the Cullman and Ernst Group (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). The sublease with Bloomingdale Properties was at market rates for such space at the time the sublease was entered into and enables either Griffin or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined therein) of either Griffin or Bloomingdale Properties. The sublease of office space from Bloomingdale Properties reduced the occupancy costs for Griffin’s corporate headquarters.

Board Independence

Under Nasdaq rules, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company’s board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Bechtel, May, and Small, Jr. and Ms. Rose qualified as independent directors under Nasdaq rules. Furthermore, the Board determined that, during his service as a director, Mr. Israel qualified as an independent director under Nasdaq rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors under the applicable Nasdaq and SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees incurred by Griffin for professional services rendered by RSM US LLP (“RSM US”) for fiscal 2019 and fiscal 2018:

	Fiscal	Fiscal
	2019 Fees	2018 Fees
Audit fees	$459,581	$452,947
Audit-related fees	20,415	70,400
Tax fees	47,500	49,375
All other fees	—	—
	$527,496	$572,722

Audit fees consist of fees incurred for professional services rendered for the audit of Griffin’s consolidated financial statements and for the review of Griffin’s interim consolidated financial statements. Audit‑related fees in fiscal 2019 reflect fees for the audit of the Griffin 401(k) Savings Plan by RSM US. Audit‑related fees in fiscal 2018 reflect fees for professional services rendered by RSM US in connection with Griffin’s filing of a universal shelf registration statement and a prospectus supplement for an “at-the-market” equity offering program and fees for the audit of the Griffin 401(k) Savings Plan by RSM US. Tax fees consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting fees paid to RSM US in fiscal 2019 or fiscal 2018.

The Audit Committee’s policy is to pre‑approve all audit, audit‑related and tax services to be provided by the independent registered public accountants. During fiscal 2019, Griffin’s Audit Committee pre‑approved all audit, audit‑related and tax services. The Audit Committee has considered the non‑audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8‑K	001‑12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8‑K	001‑12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10‑Q	001‑12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8‑K	001‑12879	3.1	5/13/15
3.3	Amended and Restated By‑laws of Griffin Industrial Realty, Inc. (as amended and restated effective March 4, 2019)	8‑K	001‑12879	3.1	3/4/19
4.1	Description of Capital Stock					*
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10‑K	001‑12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10‑K	001‑12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10‑Q	001‑12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑Q	001‑12879	10.29	11/3/05
10.8	Promissory Note dated July 6, 2005	10‑Q	001‑12879	10.30	11/3/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑Q	001‑12879	10.31	11/3/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10‑K	001‑12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 16, 2006	10‑K	001‑12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 16, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of Sunamerica Life Insurance Company	10‑K	001‑12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10‑Q	001‑12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10‑Q	001‑12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank	10‑Q	001‑12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10‑Q	001‑12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10‑Q	001‑12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10‑Q	001‑12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10‑K	001‑12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A dated April 1, 2013	10‑Q	001‑12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10‑Q	001‑12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10‑Q	001‑12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10‑Q	001‑12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10‑Q	001‑12879	10.54	10/10/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8‑K	001‑12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10‑K	001‑12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10‑K	001‑12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10‑K	001‑12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10‑Q	001‑12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10‑Q	001‑12879	10.39	10/9/15
10.40	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10‑Q	001‑12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10‑Q	001‑12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10‑K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10‑K	001-12879	10.50	2/10/17
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10‑K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties I, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10‑K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC and Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
21	Subsidiaries of Griffin Industrial Realty, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

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

GRIFFIN INDUSTRIAL REALTY, INC.

Date: February 13, 2020	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: February 13, 2020	BY:	/s/ Anthony J. Galici Anthony J. Galici Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

February 13, 2020	/s/ david R. Bechtel David R. Bechtel	Director

February 13, 2020	/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director

February 13, 2020	/s/ Frederick M. Danziger Frederick M. Danziger	Chairman of the Board of Directors

February 13, 2020	/s/ Anthony J. Galici Anthony J. Galici	Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

February 13, 2020	/s/ Michael S. Gamzon Michael S. Gamzon	Director, President and Chief Executive Officer

February 13, 2020	/s/ Jonathan P. May Jonathan P. May	Director

February 13, 2020	/s/ Amy Rose Silverman Amy Rose Silverman	Director

February 13, 2020	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
For the fiscal year ended November 30, 2019
Reserves:
Uncollectible accounts—trade	$84	—	—	84	$—
Valuation allowance on deferred tax asset	$2,190	(728)	—	—	$1,462

For the fiscal year ended November 30, 2018
Reserves:
Uncollectible accounts—trade	$—	84	—	—	$84
Valuation allowance on deferred tax asset	$1,363	827	—	—	$2,190

For the fiscal year ended November 30, 2017
Reserves:
Uncollectible accounts—trade	$—	—	—	—	$—
Valuation allowance on deferred tax asset	$1,514	(151)	—	—	$1,363

Schedule III – Real Estate and Accumulated Depreciation

November 30, 2019

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2019
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total	Depreciation	Construction	Acquisition	Life

CT Industrial/Warehouse Properties
Industrial/Warehouse Building - Bloomfield	$-	(b)	$1	$-	$866	$1	$92	$774	$-	$-	$-	$867	$(651)	1988		40	yrs.
Industrial/Warehouse Building - Bloomfield	-	(b)	251	1,198	1,599	251	327	1,752	718	-	-	3,048	(867)	1997	2007	40	yrs.
Industrial/Warehouse Building - East Granby	13,115		4	1,722	922	4	774	1,843	27	-	-	2,648	(1,992)	1982	1989	40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	2,161	4	225	1,654	282	-	-	2,165	(1,518)	1978		40	yrs.
Industrial/Warehouse Building - East Granby	-	(a)	4	-	3,215	4	313	2,354	548	-	-	3,219	(2,413)	1980		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	259	-	5,352	259	1,281	3,677	394	-	-	5,611	(2,646)	1998		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	13	-	7,536	13	530	5,642	1,364	-	-	7,549	(3,015)	2008		40	yrs.
Industrial/Warehouse Building - Windsor	4,011		12	-	8,329	12	363	5,254	2,712	-	-	8,341	(6,384)	1999		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	7	-	3,386	7	20	3,180	186	-	-	3,393	(1,756)	2001		40	yrs.
Industrial/Warehouse Building - Windsor	16,634		13	-	6,098	13	62	5,250	786	-	-	6,111	(2,937)	2003		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	7,835	16	91	6,941	622	181	-	7,851	(3,666)	2006		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	15	-	17,244	15	159	13,912	3,173	-	-	17,259	(6,350)	2005		40	yrs.
Industrial/Warehouse Building - Windsor	10,034		57	-	16,071	57	1,042	13,932	1,097	-	-	16,128	(5,183)	2009		40	yrs.
Industrial/Warehouse Building - Windsor	18,069		20	-	10,274	20	804	8,187	1,283	-	-	10,294	(3,471)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	12	-	6,975	12	470	6,288	217	-	-	6,987	(2,720)	2007		40	yrs.
Industrial/Warehouse Building - Windsor	-	(a)	16	-	10,017	16	2,364	6,917	736	-	-	10,033	(894)	2017		40	yrs.
Industrial/Warehouse Building - Windsor	14,030		26	-	15,547	26	3,357	11,078	1,112	-	-	15,573	(739)	2018		40	yrs.
Industrial/Warehouse Building - Windsor	5,725		19	-	8,236	19	171	8,065	-	-	-	8,255	(3,902)	2001		40	yrs.

PA Industrial/Warehouse Properties
Industrial/Warehouse Building - Breinigsville	3,206		832	4,599	-	832	349	4,029	221	-	-	5,431	(1,715)	2006	2010	40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	19,101		1,351	-	15,496	1,351	1,372	12,874	1,250	-	-	16,847	(3,483)	2014		40	yrs.
Industrial/Warehouse Building - Lower Nazareth Township	-	(a)	721	-	11,276	721	1,374	9,057	845	-	-	11,997	(3,260)	2012		40	yrs.
Industrial/Warehouse Building - Hanover Township	24,701		3,620	-	16,922	3,620	4,502	9,139	1,940	1,341	-	20,542	(2,414)	2016		40	yrs.
Industrial/Warehouse Building - Hanover Township	-	(a)	4,022	-	16,301	4,022	4,011	11,076	1,214	-	-	20,323	(3,197)	2015		40	yrs.
Industrial/Warehouse Building - Allentown	-		2,344	-	8,150	2,344	2,996	5,073	-	81	-	10,494	(340)	2018		40	yrs.

NC Industrial/Warehouse Property
Industrial/Warehouse Building - Concord	11,673		1,600	15,189	322	1,600	1,595	13,042	874	-	-	17,111	(1,580)	2015	2017	40	yrs.
Industrial/Warehouse Building - Concord	-		1,412	-	8,578	1,412	2,636	5,263	-	679	-	9,990	(45)	2019		40	yrs.
Industrial/Warehouse Building - Concord	-		1,304	-	7,746	1,304	2,451	5,295	-	-	-	9,050	(44)	2019		40	yrs.

FL Industrial/Warehouse Property
Industrial/Warehouse Building - Orlando	-		1,150	8,203	-	1,150	832	6,517	854	-	-	9,353	(32)	1973	2019	40	yrs.

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2019
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,425	5	594	3,081	750	-	-	4,430		(3,772)	1977		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	4	-	2,777	4	269	1,962	546	-	-	2,781		(2,435)	1985		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	2,335	2	384	1,726	225	-	-	2,337		(1,782)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	3,212	2	214	2,301	697	-	-	3,214		(1,446)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,810	3	140	1,357	249	64	-	1,813		(1,239)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,825	3	85	1,525	215	-	-	1,828		(1,074)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	871	3	89	667	115	-	-	874		(674)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	9	-	4,564	9	28	3,690	846	-	-	4,573		(2,266)	2001		40	yrs.
Office/Flex Building - Windsor	-	(b)	17	-	6,117	17	434	4,535	1,148	-	-	6,134		(3,617)	2002		40	yrs.
Office/Flex Building - Windsor	4,174		616	3,954	2,853	616	384	4,863	1,538	22	-	7,423		(3,865)	1982	2003	40	yrs.
Office/Flex Building - Windsor	-	(a)	577	4,004	2,670	577	397	4,447	1,534	296	-	7,251		(3,409)	1987	2003	40	yrs.

Other
Nursery Farm - Granby, CT	-		376	-	10,989	376	1,565	9,424	-	-	-	11,365		(10,688)		1959	20	yrs.
Undeveloped land - New England Tradeport	-		712	-	2,230	712	90	-	-	-	2,140	2,942		(69)
Undeveloped land - Griffin Center/Griffin Center South	-		435	-	1,572	435	451	-	-	-	1,121	2,007		(446)
Undeveloped land - Phoenix Crossing	-		60	-	1,451	60	-	-	-	-	1,451	1,511		-
Undeveloped land - Other	-		680	-	1,760	680	1,305	-	-	-	455	2,440		(1,039)
Undeveloped land - Mecklenburg, NC	-		5,714	-	393	5,714	-	-	-	393	-	6,107		-
Undeveloped land - Lehigh County, PA	-		2,226	-	485	2,226	-	-	-	485	-	2,711		-
Residential Development - Simsbury, CT	-		201	-	5,237	201	-	-	-	-	5,237	5,438		-
	$144,473		$30,750	$38,869	$274,030	$30,750	$40,992	$227,643	$30,318	$3,542	$10,404	$343,649	(c)	$(105,035)

(a)	Building included in mortgage listed in the above line.
(b)	Buildings included as collateral for a $19,500 revolving line of credit.
(c)	As of November 30, 2019, the aggregate cost for Federal income tax purposes is $321,020.

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Fiscal year ended November 30, 2019

	Cost	Reserve
Balance at beginning of year	$318,625	$(105,004)
Changes during the year:
Additions to real estate assets	39,735	—
Additions to reserve charged to costs and expense	—	(10,416)
Reclassification to real estate held for sale	(11,307)	10,081
Impairment loss	(3,100)	—
Writeoff of fully depreciated assets	(304)	304
Balance at end of year	$343,649	$(105,035)

Fiscal year ended November 30, 2018

	Cost	Reserve
Balance at beginning of year	$291,852	$(95,112)
Changes during the year:
Additions to real estate assets	27,559	—
Additions to reserve charged to costs and expense	—	(9,853)
Reclassification to real estate held for sale	(500)	(325)
Writeoff of fully depreciated assets	(286)	286
Balance at end of year	$318,625	$(105,004)

Fiscal year ended November 30, 2017

	Cost	Reserve
Balance at beginning of year	$259,061	$(86,801)
Changes during the year:
Additions to real estate assets	35,036	—
Additions to reserve charged to costs and expense	—	(8,831)
Reclassification to real estate held for sale	(2,047)	322
Writeoff of fully depreciated assets	(198)	198
Balance at end of year	$291,852	$(95,112)

S-4