Form 10-Q
period 2020-02-29
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2020-04-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at April 3, 2020:  5,128,413

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Feb. 29, 2020	Nov. 30, 2019
ASSETS
Real estate assets at cost, net	$240,495	$238,614
Cash and cash equivalents	8,695	5,874
Short-term investments	—	1,011
Deferred income taxes	4,224	3,281
Real estate assets held for sale	7,496	2,137
Other assets	19,550	17,578
Total assets	$280,460	$268,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$159,495	$142,575
Deferred revenue	9,984	10,918
Revolving lines of credit	4,100	5,875
Accounts payable and accrued liabilities	4,754	4,318
Dividend payable	—	2,538
Other liabilities	14,057	11,509
Total liabilities	192,390	177,733
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,668,043 shares issued and 5,075,120 shares outstanding	57	57
Additional paid-in capital	113,313	113,256
Retained earnings	599	919
Accumulated other comprehensive loss, net of tax	(5,570)	(3,141)
Treasury stock, at cost, 592,923 shares	(20,329)	(20,329)
Total stockholders' equity	88,070	90,762
Total liabilities and stockholders' equity	$280,460	$268,495

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Rental revenue	$8,914	$8,437
Revenue from property sales	750	866
Total revenue	9,664	9,303

Operating expenses of rental properties	2,856	2,665
Depreciation and amortization expense	3,235	2,942
General and administrative expenses	2,057	2,090
Costs related to property sales	166	814
Total expenses	8,314	8,511

Operating income	1,350	792

Interest expense	(1,792)	(1,650)
Investment income	26	92
Loss before income tax benefit	(416)	(766)
Income tax benefit	96	180
Net loss	$(320)	$(586)

Basic net loss per common share	$(0.06)	$(0.12)

Diluted net loss per common share	$(0.06)	$(0.12)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Net loss	$(320)	$(586)

Other comprehensive loss, net of tax:
Reclassifications included in net loss	95	42
Unrealized loss on cash flow hedges	(2,524)	(1,500)
Total other comprehensive loss, net of tax	(2,429)	(1,458)
Total comprehensive loss	$(2,749)	$(2,044)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 29, 2020 and February 28, 2019

(dollars in thousands)

(unaudited)

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	90	—	—	—	90
Net loss	—	—	—	(586)	—	—	(586)
Total other comprehensive loss, net of tax	—	—	—	—	(1,458)	—	(1,458)
Balance at February 28, 2019	5,635,706	$56	$112,161	$(797)	$937	$(19,483)	$92,874

Balance at November 30, 2019	5,668,043	$57	$113,256	$919	$(3,141)	$(20,329)	$90,762
Stock-based compensation expense	—	—	57	—	—	—	57
Net loss	—	—	—	(320)	—	—	(320)
Total other comprehensive loss, net of tax	—	—	—	—	(2,429)	—	(2,429)
Balance at February 29, 2020	5,668,043	$57	$113,313	$599	$(5,570)	$(20,329)	$88,070

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Operating activities:
Net loss	$(320)	$(586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,235	2,942
Gain on sales of properties	(584)	(52)
Noncash rental revenue including straight-line rents	(512)	(630)
Amortization of debt issuance costs	103	74
Deferred income taxes	(96)	(180)
Stock-based compensation expense	57	90
Amortization of terminated swap agreement	—	31
Changes in assets and liabilities:
Other assets	(258)	192
Accounts payable and accrued liabilities	936	122
Deferred revenue	(570)	(538)
Other liabilities	(1,586)	22
Net cash provided by operating activities	405	1,487

Investing activities:
Acquisition of land and building	(7,921)	—
Additions to real estate assets	(3,796)	(1,923)
Changes in short-term investments, net	1,011	2,000
Proceeds from sales of properties, net of expenses	740	866
Deferred leasing costs and other	(158)	(190)
Net cash (used in) provided by investing activities	(10,124)	753

Financing activities:
Proceeds from mortgage and construction loans	21,500	141
Principal payments on mortgage loans	(4,254)	(949)
Dividends paid to stockholders	(2,538)	(2,279)
Net repayments on revolving lines of credit	(1,775)	—
Payment of debt issuance costs	(393)	—
Net cash provided by (used in) financing activities	12,540	(3,087)
Net increase (decrease) in cash and cash equivalents	2,821	(847)
Cash and cash equivalents at beginning of period	5,874	8,592
Cash and cash equivalents at end of period	$8,695	$7,745

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time period and the use of which is not consistent with Griffin's core development and leasing strategy.

Griffin’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. Griffin consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if Griffin is the primary beneficiary of a variable interest entity (“VIE”). There are no VIEs in which Griffin is not a primary beneficiary.

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

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in Griffin’s audited consolidated financial statements for the fiscal year ended November 30, 2019 (“fiscal 2019”) included in Griffin’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2020. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated. The consolidated balance sheet data as of November 30, 2019 was derived from Griffin’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At February 29, 2020 and November 30, 2019,  $7,138 and $4,299, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheets were held in cash equivalents. Griffin’s short-term investments are comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that are collateralized with securities issued by the United States government or its sponsored agencies and are accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements are carried at their resell amounts, which approximates fair value due to their short-term nature. Interest on repurchase agreements is reflected as interest receivable that is included in other assets.

As of February 29, 2020, Griffin was a party to several interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

Griffin applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows from floating rate liabilities based on benchmark interest rates. The changes in the fair values of Griffin’s interest rate swap agreements are recorded as components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) in stockholders’ equity to the extent they are effective. Any ineffective portions of the changes in the fair values of these instruments would be recorded as interest expense or interest income.

The results of operations for the three months ended February 29, 2020 (the “2020 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended February 28, 2019 are referred to herein as the “2019 first quarter.” Certain amounts from the 2019 first quarter have been reclassified to conform to the current fiscal quarter’s presentation.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under current U.S. GAAP. Leases are either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under FASB ASC Topic 840, “Leases.” In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors,” which provides clarification on implementation issues associated with adopting ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements,” which clarifies the determination of fair value of an underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases and transition issues related to Topic 250, Accounting Changes and Error Corrections.

Griffin used the modified retrospective method upon adoption of ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 when they became effective for Griffin on December 1, 2019, and, therefore, Griffin did not restate any comparative periods. Upon adoption, Griffin elected the package of practical expedients permitted under the transition guidance, which permits Griffin to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. Griffin did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. Griffin did elect the practical expedient pertaining to land easements that allows an entity to choose to not apply ASC 842 to certain existing land easements at transition. Griffin made an accounting policy election to keep leases with an initial term of twelve months or less off of the balance sheet. Griffin’s leases with its tenants were classified as operating leases under previous guidance and remained operating leases upon the adoption of ASC 842, therefore, as a lessor there was no significant impact upon adoption. As a lessee, Griffin has two operating leases that resulted in the recognition of ROU assets of $858 and lease liabilities of $858 related to Griffin’s executive office in New York City. The adoption of ASC 842 did not have a material impact on Griffin’s consolidated statements of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements and changes how entities assess effectiveness. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provides clarification on implementation issues associated with adopting ASU No. 2017-12. ASU No. 2017-12 and ASU No. 2019-04 each became effective for Griffin on December 1, 2019.  The application of ASU No. 2017-12 and ASU No. 2019-04 did not have an impact on Griffin’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 simplifies the accounting for nonemployee share-based payments by aligning it more closely with the accounting for employee awards. ASU No. 2018-07 became effective for Griffin on December 1, 2019.  The application of ASU No. 2018-07 did not have an impact on Griffin’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU No. 2018-16 permits the use of the Swap OIS Rate (“OIS Rate”) based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. The amendments in ASU No. 2018-16 were required to be adopted concurrently with the amendments in ASU No. 2017-12, therefore, ASU No. 2018-16 became effective for Griffin on December 1, 2019.  The application of ASU No. 2018-16 did not have an impact on Griffin’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in the fiscal year ending November 30, 2021 (“fiscal 2021”). Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. On February 18, 2020, Griffin closed on the acquisition of 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/warehouse building in Orlando, Florida (see Note 3). The purchase was treated as an asset acquisition in accordance with ASC 805 and all assets acquired were recorded at their fair values. The fair values of the real estate assets acquired were based on both publicly available data and unobservable inputs. The fair values of the intangible assets acquired, comprised of the value of the in-place lease and the associated tenant relationship, were based on unobservable inputs. Griffin derived the fair values of the intangible assets based on a discounted cash flow analysis using assumptions that included the rental rate of the in-place lease, the commission percentage expected to be paid on the subsequent leasing of the vacant space and the likelihood that the tenant will renew its lease.

During the 2020 first quarter, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

February 29, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$—	$—
Interest rate swap liabilities	$—	$7,328	$—

November 30, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$—	$—
Interest rate swap liabilities	$—	$4,052	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	February 29, 2020		November 30, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$8,695	$8,695	$5,874	$5,874
Short-term investments	2	$—	$—	$1,011	$1,011
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$159,495	$163,054	$142,575	$145,235
Revolving lines of credit	2	$4,100	$4,100	$5,875	$5,875
Interest rate swap liabilities	2	$7,328	$7,328	$4,052	$4,052

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

The fair value of Griffin’s nonfinancial assets for the acquisition of 3320 Maggie in the 2020 first quarter of $7,921 are considered Level 3 in the fair value hierarchy. There were no liabilities assumed in connection with this acquisition. These assets were initially recorded at fair value and will not be re-measured at fair value on a recurring basis.

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Feb. 29, 2020	Nov. 30, 2019
Land		$31,886	$30,750
Land improvements	10 to 30 years	44,913	40,992
Buildings and improvements	10 to 40 years	228,520	220,086
Tenant improvements	Shorter of useful life or terms of related lease	30,974	30,318
Machinery and equipment	3 to 20 years	10,958	7,557
Construction in progress		6,181	3,542
Development costs		4,632	10,404
		358,064	343,649
Accumulated depreciation		(117,569)	(105,035)
		$240,495	$238,614

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Depreciation expense	$2,863	$2,591

Capitalized interest	$—	$42

Real estate assets held for sale consist of:

	Feb. 29, 2020	Nov. 30, 2019
Land	$529	$323
Land improvements	269	388
Buildings and improvements	—	417
Development costs	6,698	1,009
	$7,496	$2,137

On February 18, 2020, Griffin, through a consolidated VIE, purchased 3320 Maggie for $7,921, including acquisition costs. Griffin provided all of the funding to the VIE to purchase 3320 Maggie and determined that the fair value of the assets acquired approximated the purchase price. Of the $7,921 purchase price, $7,078 represented the fair value of real estate assets and $843 represented the fair value of the acquired intangible assets, comprised of the values of the in-place lease at the time of acquisition and the associated tenant relationship (see Notes 2 and 8).  These fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available. The intangible assets are included in other assets on Griffin’s consolidated balance sheet. The fair value of the real estate assets primarily reflects the building and land improvements that are being depreciated principally over forty years and building and tenant improvements that are being depreciated over a period of five to twenty years. The intangible assets are being amortized over a period of five to ten years.

The acquisition of 3320 Maggie was made utilizing a Reverse 1031 Like-Kind Exchange that was entered into at closing. As such, as of February 29, 2020,  3320 Maggie is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to 3320 Maggie prior to the completion of the Reverse 1031 Like-Kind Exchange. Accordingly, 3320 Maggie is included in Griffin’s consolidated financial statements as a consolidated VIE until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchange.

In the 2020 first quarter,  real estate assets held for sale increased by $5,359, reflecting: (a) an increase of $6,543 from real estate assets, net, transferred into real estate assets held for sale as a result of entering into agreements to sell such real estate; partially offset by (b) a  decrease of $1,084 from real estate assets held for sale being transferred back into real estate assets, net, as a result of the termination of agreements to sell such real estate assets; and (c) a reduction of $100 for a  property sale that closed. The real estate assets held for sale that were returned to real estate assets, net, in the 2020 first quarter were Griffin’s farm in Quincy, Florida and the approximately 7,200 square foot restaurant building in Griffin Center in Windsor, Connecticut.  Expenses of $30 related to the terminated sale agreements are included in costs related to property sales in the 2020 first quarter.

4.    Mortgage Loans

Griffin’s mortgage and construction loans consist of:

	Feb. 29, 2020	Nov. 30, 2019
4.72%, due October 3, 2022 *	$4,148	$4,174
4.39%, due January 2, 2025 *	18,954	19,101
4.17%, due May 1, 2026 *	13,021	13,115
3.79%, due November 17, 2026 *	24,522	24,701
4.39%, due August 1, 2027 *	9,969	10,034
3.97%, due September 1, 2027	11,615	11,673
4.57%, due February 1, 2028 *	17,965	18,069
5.09%, due July 1, 2029	5,609	5,725
5.09%, due July 1, 2029	3,930	4,011
3.60%, due January 2, 2030 *	6,487	—
3.48%, due February 1, 2030	15,000	—
4.33%, due August 1, 2030	16,546	16,634
4.51%, due April 1, 2034	13,953	14,030
3.91%, due January 27, 2020 *	—	3,206
Nonrecourse mortgage loans	161,719	144,473
Debt issuance costs	(2,224)	(1,898)
Nonrecourse mortgage loans, net of debt issuance costs	159,495	142,575

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.21% and 4.31% as of February 29, 2020 and November 30, 2019, respectively. As of February 29, 2020, Griffin was a party to several interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of February 29, 2020, and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2020 and 2019 first quarters, Griffin recognized losses, included in other comprehensive income, before taxes of $3,276 and $1,868, respectively, on its interest rate swap agreements. As of February 29, 2020,  $1,162 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of February 29, 2020, the net fair value of Griffin’s interest rate swap agreements was a liability of $7,328,  which is included in other liabilities on Griffin’s consolidated balance sheet.

On December 20, 2019, two wholly-owned subsidiaries of Griffin entered into a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank for $6,500.  The 2020 Webster Mortgage is collateralized by 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/warehouse buildings in Orlando, Florida, that was acquired on October 25, 2019. The 2020 Webster Mortgage has a  ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.75%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.60% for the entire loan term. $5,875 of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line (as defined below) that was used to finance a portion of the purchase price of 7466 Chancellor (see Note 5).

On January 23, 2020, two wholly-owned subsidiaries of Griffin closed on a nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company for $15,000. The 2020 State Farm Mortgage is collateralized by two industrial/warehouse buildings in the Lehigh Valley of Pennsylvania, 6975 Ambassador Drive and 871 Nestle Way, that aggregate approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%.  $3,191 of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

5.     Revolving Credit Agreements

Griffin has a $19,500 revolving credit line (the “Webster Credit Line”) with Webster Bank that is scheduled to expire on September 30, 2021, with an option to extend for an additional year through September 30, 2022. Interest on borrowings under the Webster Credit Line are at the one-month LIBOR rate plus 2.50%.  In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the Revolving Credit Line Amendment, Griffin must maintain: (a) a maximum loan to value ratio of 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5,000; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid divided by debt service (the “Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0.

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut and an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut. As of February 29, 2020, there were no borrowings against the Webster Credit Line, however, the Webster Credit Line secured certain unused standby letters of credit aggregating $484 that are related to Griffin's development activities.

Griffin also has an additional credit line of $15,000 to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%.  In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0.

At November 30, 2019, $5,875 was outstanding under the Acquisition Credit Line for the purchase in October 2019 of 7466 Chancellor, which was repaid on December 20, 2019 using the proceeds from the 2020 Webster Mortgage (see Note 4). As of February 29, 2020, $4,100 was outstanding under the Acquisition Credit Line for the purchase of 3320 Maggie (see Note 3) at a weighted-average interest rate of 4.41%.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Net loss	$(320)	$(586)

Weighted average shares outstanding for computation of basic per share results	5,075,000	5,065,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	—
Adjusted weighted average shares for computation of diluted per share results	5,075,000	5,065,000

(a)

Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2020 first quarter and 2019 first quarter would have been 54,000 and 21,000, respectively.

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

Griffin Stock Option Plans

Through February 29, 2020, stock options were granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (as amended, the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan may be either incentive stock options or non-qualified stock options issued at an exercise price not less than fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at February 29, 2020 may be exercised as stock appreciation rights.

There were no options granted in the 2020 and 2019 first quarters.

In March 2020, Griffin’s Board of Directors adopted and approved the Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan was effective as of the date it was adopted by the Board, subject to stockholder approval at Griffin’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). The 2020 Incentive Award Plan will replace the 2009 Stock Option Plan and authorizes for grant a total of 300,000 shares (plus any shares subject to awards under the 2009 Stock Option Plan, as of the date of stockholder approval of the 2020 Incentive Award Plan, that are forfeited, expire, are converted to shares of another person or are settled for cash), subject to certain adjustments in the 2020 Incentive Award Plan.  In addition to granting stock options, the 2020 Incentive Award Plan also enables Griffin to grant stock appreciation rights, restricted stock awards, restricted stock unit awards, partnership interests, other equity or cash based awards and dividend equivalents. If Griffin’s stockholders approve the 2020 Incentive Award Plan, no new awards will be granted under the 2009 Stock Option Plan; however, all then-outstanding awards under the 2009 Stock Option Plan would remain outstanding in accordance with their terms.  If, however, Griffin stockholders do not approve the 2020 Incentive Award Plan, the 2020 Incentive Award Plan (and any awards thereunder) will not become effective, and the 2009 Stock Option Plan would remain in effect in accordance with its current terms and conditions (see Note 10).

Number of option holders at February 29, 2020	26

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Compensation expense	$57	$90

Related tax benefit	$9	$13

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of February 29, 2020, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2020	$122
Fiscal 2021	$39

A summary of the activity under the 2009 Stock Option Plan is as follows:

	For the Three Months Ended
	February 29, 2020		February 28, 2019
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	189,822	$28.23	224,001	$28.20
Forfeited	—	$—	(1,749)	$34.30
Outstanding at end of period	189,822	$28.23	222,252	$28.15

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	February 29, 2020	Exercise Price	(in years)	Value
$23.00 - $28.00	112,638	$26.76	6.0	$1,519
$28.00 - $32.00	65,212	$29.21	2.3	719
$32.00 - $39.00	11,972	$36.74	7.8	42
	189,822	$28.23	4.8	$2,280

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Three Months Ended
	Feb. 29, 2020	Feb. 28, 2019
Balance at beginning of period	$(3,141)	$2,395
Other comprehensive loss before reclassifications	(2,524)	(1,500)
Amounts reclassified	95	42
Net activity for other comprehensive loss	(2,429)	(1,458)
Balance at end of period	$(5,570)	$937

Changes in accumulated other comprehensive income (loss) are as follows:

	For the Three Months Ended
	February 29, 2020			February 28, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$125	$(30)	$95	$55	$(13)	$42

Change in other comprehensive loss:
Decrease in fair value adjustments on Griffin’s cash flow hedges	(3,401)	877	(2,524)	(1,923)	423	(1,500)

Other comprehensive loss	$(3,276)	$847	$(2,429)	$(1,868)	$410	$(1,458)

Cash Dividend

Griffin did not declare a cash dividend in the 2020 or 2019 first quarters.  During the 2020 first quarter, Griffin paid $2,538 for the cash dividend declared in the fiscal 2019 fourth quarter. During the 2019 first quarter, Griffin paid $2,279 for the cash dividend declared in the fiscal 2018 fourth quarter.

7.     Leases

As lessor, all of Griffin’s leases with its tenants were classified as operating leases under previous guidance and remained operating leases upon the adoption of ASC 842, therefore, as a lessor there was no significant impact upon adoption. Griffin’s rental revenue reflects the leasing of industrial/warehouse and, to a lesser extent, office/flex space and certain land parcels. Griffin does not have any variable payment leases with its tenants.

The future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable operating leases as of February 29, 2020 are as follows:

Balance of fiscal 2020	$25,630
2021	32,113
2022	24,789
2023	19,615
2024	16,618
Later years	39,383
$158,148

Griffin currently leases an entire 165,000 square foot industrial/warehouse building (“1985 Blue Hills”) in Windsor, Connecticut to a single tenant under a lease that expires on March 31, 2024. Such lease contains an option whereby the tenant can purchase 1985 Blue Hills from February 1, 2021 through November 30, 2021 at a purchase price that is the greater of $11,500 or fair market value as determined under the terms of the lease. The tenant must give notice to Griffin on or before May 31, 2020 in order to exercise its purchase option.

Upon adoption of ASC 842 on December 1, 2019, Griffin, as lessee, recognized two ROU assets aggregating $858 and lease liabilities aggregating $858 for operating leases it had previously entered into. One lease is for office space (see below) and the other is for related office equipment. Griffin adopted the practical expedient for not separating lease components from non-lease components. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on Griffin’s consolidated balance sheet. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.

In fiscal 2016, Griffin entered into a ten-year sublease for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin.

These lease agreements do not provide a readily determinable implicit rate nor is it available to Griffin from its lessors, therefore, Griffin utilized its incremental borrowing rate of 3.5% at the time of adoption in order to discount lease payments to present value. These lease agreements do not contain any significant residual value guarantees or restrictive covenants.

The lease costs are allocated over the remaining lease terms on a straight-line basis. Expense related to operating leases was $34 in the 2020 first quarter. The weighted average remaining lease term for Griffin’s operating leases as of February 29, 2020, was 6.6 years.

Maturities of lease liabilities as of February 29, 2020 are as follows:

Balance of Fiscal 2020	$102
Fiscal 2021	137
Fiscal 2022	143
Fiscal 2023	141
Fiscal 2024	140
Thereafter	269
Total undiscounted payments	$932
Less: imputed interest	(103)
Present value of minimum lease payments	$829

8.    Supplemental Financial Statement Information

Investments

As of November 30, 2019, Griffin held $1,011 of repurchase agreements accounted for as held-to-maturity securities under ASC 320 and classified as short-term investments on its consolidated balance sheet. The repurchase agreements were with Webster Bank and were collateralized by securities issued by the U.S. government or its sponsored agencies. The repurchase agreements were carried at their resell amounts, which approximates fair value due to their short-term nature. As of February 29, 2020, Griffin did not hold any repurchase agreements accounted for as held-to-maturity securities under ASC 320.

Other Assets

Griffin's other assets are comprised of the following:

	Feb. 29, 2020	Nov. 30, 2019
Deferred rent receivable	$5,897	$5,740
Deferred leasing costs, net	4,511	4,468
Intangible assets, net	2,645	1,907
Prepaid expenses	2,377	2,926
Accounts receivable (primarily leases)	1,356	904
Right-of-use assets	799	—
Mortgage escrows	606	515
Registration statement costs	281	281
Deposits	272	234
Deferred financing costs related to revolving lines of credit	220	256
Furniture, fixtures and equipment, net	203	193
Other	383	154
Total other assets	$19,550	$17,578

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Feb. 29, 2020	Nov. 30, 2019
Trade payables	$1,498	$295
Accrued construction costs and retainage	1,178	1,849
Accrued interest payable	580	568
Accrued lease commissions	394	223
Accrued salaries, wages and other compensation	212	863
Other	892	520
Total accounts payable and accrued liabilities	$4,754	$4,318

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Feb. 29, 2020	Nov. 30, 2019
Interest rate swap liabilities	$7,328	$4,052
Deferred compensation plan	3,540	5,593
Prepaid rent from tenants	1,331	1,013
Lease liabilities	829	—
Security deposits of tenants	695	538
Conditional asset retirement obligations	171	171
Land sale deposits	50	—
Other	113	142
Total other liabilities	$14,057	$11,509

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $671 in the 2020 first quarter and increased by $998 in the 2019 first quarter.

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. In the 2020 first quarter, the liability for the Deferred Compensation Plan was reduced by approximately $1,900 for a  payment made to Frederick M. Danziger, Griffin’s former Executive Chairman, as a result of his retirement in fiscal 2019.

Interest payments were as follows:

For the Three Months Ended
Feb. 29, 2020	Feb. 28, 2019
$1,677	$1,619

Income Taxes

Griffin’s income tax benefit rate was 23.0% for the 2020 first quarter, as compared to an income tax benefit rate of 23.5% for the 2019 first quarter. The effective tax benefit rate for the 2020 first quarter reflected the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2020 first quarter is based on management’s projections of pretax results for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Griffin’s federal income tax returns for fiscal 2016, fiscal 2017 and fiscal 2018 are open to examination by the Internal Revenue Service.

9.    Commitments and Contingencies

As of February 29, 2020, Griffin had committed purchase obligations of approximately $2,540, principally related to the development of its real estate assets.

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut. The purchase price has a range of a minimum of $6,000 to a maximum of $7,950 based upon the final approved use of the land. The buyer may extend the option period for another two years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

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

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres (the “Meadowood Land”) of Griffin’s approved but unbuilt residential development, Meadowood, in Simsbury, Connecticut. For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5,400, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land contemplated under the Meadowood Option Agreement will be completed under its current terms, or at all.

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

10.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after February 29, 2020, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended February 29, 2020, other than the disclosures herein.

On March 3, 2020, Griffin’s Board of Directors adopted and approved the 2020 Incentive Award Plan.  The 2020 Incentive Award Plan was effective as of the date it was adopted by the Board, subject to stockholder approval at the 2020 Annual Meeting (see Note 6).

On March 3, 2020, Gordon F. DuGan and Molly North were appointed to serve as Directors of Griffin, effectively immediately. Mr. DuGan was also appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into a Chairmanship and Advisory Agreement ( the “Advisory Agreement”),  on March 3, 2020, whereby Mr. DuGan has agreed to also serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the 2009 Stock Option Plan and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the 2020 Incentive Award Plan, contingent upon approval of the 2020 Incentive Award Plan by Griffin’s stockholders at the 2020 Annual Meeting. If such approval is not obtained, the Supplemental Advisor Option would be canceled for no consideration, provided that Griffin has agreed to instead grant Mr. DuGan a non-qualified stock option to purchase 50,000 shares of Griffin Common Stock pursuant to the 2009 Stock Option Plan in the 2021 fiscal year.

On March 9, 2020, Griffin completed the sale of 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, for cash proceeds of $2,500, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and Griffin.

During and subsequent to the 2020 first quarter, the world has been impacted by the spread of the coronavirus (COVID-19). It has created significant economic uncertainty and volatility. The extent to which the coronavirus pandemic impacts Griffin’s business, operations and financial results will depend on numerous evolving factors that Griffin is not be able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on Griffin’s tenants and their businesses; the ability of tenants to make their rental payments and any closures of tenants’ facilities. Any of these events could materially adversely impact Griffin’s business, financial condition, results of operations or stock price.

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

The significant accounting policies and methods used in the preparation of Griffin’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of Griffin’s audited consolidated financial statements for its fiscal year ended November 30, 2019 (“fiscal 2019”) included in Griffin’s Annual Report on Form 10-K (“Form 10-K”) as filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2020.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months ended February 29, 2020 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2019.

Summary

For the three months ended February 29, 2020 (the “2020 first quarter”), Griffin incurred a net loss of approximately $0.3 million, as compared to a net loss of approximately $0.6 million for the three months ended February 28, 2019 (the “2019 first quarter”). The lower net loss in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected an increase of approximately $0.6 million in operating income in the 2020 first quarter, as compared to the 2019 first quarter, partially offset by: (a) an increase of approximately $0.1 million in interest expense; (b) a decrease of approximately $0.1 million in investment income; and (c) a decrease of approximately $0.1 million in income tax benefit in the 2020 first quarter, as compared to the 2019 first quarter.

The approximately $0.6 million increase in operating income in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected an increase of approximately $0.5 million from gain on property sales (defined as revenue from property sales less costs related to property sales) and an increase of approximately $0.3 million in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties, partially offset by an increase of approximately $0.3 million in depreciation and amortization expense. The higher gain on property sales in the 2020 first quarter, as compared to the 2019 first quarter, reflected a gain of approximately $0.6 million in the 2020 first quarter on the sale of approximately seven acres of undeveloped land in Windsor, Connecticut (the “2020 Windsor Land Sale”), as compared to the gain of approximately $0.1 million in the 2019 first quarter on the sale of the development rights for a 116 acre land parcel in East Windsor, Connecticut (the “East Windsor Land”). The increase in Leasing NOI in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected higher rental revenue in the 2020 first quarter as a result of more space under lease in the 2020 first quarter than the 2019 first quarter. The higher depreciation and amortization expense in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected depreciation and amortization expense on the properties that were added to Griffin’s real estate portfolio subsequent to the end of the 2019 first quarter. General and administrative expenses in the 2020 first quarter were essentially unchanged as compared to the 2019 first quarter. The higher interest expense in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected the higher amount of mortgage loans outstanding in the 2020 first quarter, as compared to the 2019 first quarter.

Results of Operations

Factors That May Impact Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part II. Item 1A. "Risk Factors," of this Quarterly Report on Form 10-Q, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, Griffin’s tenants and their operations, and, thus, their ability to pay rent, may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

2020 First Quarter Compared to 2019 First Quarter

Total revenue increased to approximately $9.7 million in the 2020 first quarter from approximately $9.3 million in the 2019 first quarter, reflecting an approximately $0.5 million increase in rental revenue, partially offset by a decrease of approximately $0.1 million in revenue from property sales.

Rental revenue increased to approximately $8.9 million in the 2020 first quarter from approximately $8.4 million in the 2019 first quarter. The approximately $0.5 million increase in rental revenue in the 2020 first quarter over the 2019 first quarter was principally due to: (a) approximately $0.2 million of rental revenue from an approximately 100,000 square foot industrial/warehouse building (“7466 Chancellor”) in Orlando, Florida, that was acquired on October 25, 2019; and (b) approximately $0.3 million of rental revenue from leasing previously vacant space, including approximately $0.1 million from the lease of approximately 60,000 square feet in 6975 Ambassador Drive (“6975 Ambassador”), the approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania that was completed and placed in service in fiscal 2018; partially offset by (c) a decrease of approximately $0.1 million in rental revenue as a result of a lease that expired subsequent to the 2019 first quarter.

1 Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

A summary of the total square footage and leased square footage of the buildings in Griffin’s real estate portfolio is as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of February 28, 2019	4,078,000	3,784,000	93%
As of November 30, 2019	4,462,000	4,034,000	90%
As of February 29, 2020	4,570,000	4,237,000	93%

The approximately 384,000 square foot increase in total square footage from February 28, 2019 to November 30, 2019 was due to: (a) the completion and placing into service in the three months ended November 30, 2019 (the “2019 fourth quarter”) of two industrial/warehouse buildings (“160 International” and “180 International”) aggregating approximately 283,000 square feet in Concord, North Carolina in the greater Charlotte area; and (b) the acquisition in the 2019 fourth quarter of 7466 Chancellor. The approximately 108,000 increase in total square footage from November 30, 2019 to February 29, 2020 reflected the acquisition of 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot single tenant, fully leased industrial/warehouse building in Orlando, Florida.

The approximately 203,000 square foot increase in space leased as of February 29, 2020, as compared to November 30, 2019, reflected the acquisition of 3320 Maggie and entering into three new leases, aggregating approximately 115,000 square feet, partially offset by an approximately 22,000 square foot lease of industrial/warehouse space that expired and was not renewed. The new leases in the 2020 first quarter reflected: (a) approximately 108,000 square feet of industrial/warehouse space, comprised of approximately 60,000 square feet in 6975 Ambassador and approximately 48,000 square feet in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in East Granby and Windsor, Connecticut; and (b) an approximately 7,000 square foot restaurant building in Griffin Center in Windsor, Connecticut. Subsequent to the end of the 2020 first quarter, a tenant that leased approximately 11,000 square feet in one of Griffin’s office/flex buildings entered into a lease agreement whereby that tenant will relocate to the vacated approximately 22,000 square feet of industrial/warehouse space.

As of February 29, 2020, Griffin’s approximately 4,137,000 square feet of industrial/warehouse space (91% of Griffin’s total square footage), comprised of approximately 2,052,000 square feet in the north submarket of Hartford, Connecticut, 1,317,000 square feet in the Lehigh Valley, approximately 560,000 square feet in the Charlotte, North Carolina area and approximately 208,000 square feet in Orlando, Florida was 95% leased. The only significant vacancies of industrial/warehouse space were approximately 178,000 square feet in 160 International and 180 International in the Charlotte market and approximately 22,000 square feet in NE Tradeport, which was leased subsequent to the end of the 2020 first quarter (see above). Excluding the vacancies in 160 International and 180 International, which were placed in service in the 2019 fourth quarter, Griffin’s industrial/warehouse space was 99% leased as of February 29, 2020, although Griffin expects that a tenant that leases approximately 201,000 square feet in one of Griffin’s industrial/warehouse buildings in the Lehigh Valley will not renew its lease when it is scheduled to expire on July 31, 2020. Griffin’s office/flex buildings, aggregating approximately 433,000 square feet (9% of Griffin’s total square footage) in the north submarket of Hartford, were 72% leased as of February 29, 2020.

Revenue from property sales of approximately $0.8 million in the 2020 first quarter reflected the 2020 Windsor Land Sale that generated a gain of approximately $0.6 million. The 2020 Windsor Land Sale completed a reverse like-kind exchange (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended. The Reverse 1031 Like-Kind Exchange was initiated with the acquisition of 7466 Chancellor in the 2019 fourth quarter. As a result of the Reverse 1031 Like-Kind Exchange, income taxes on the 2020 Windsor Land Sale gain are deferred.

Revenue from property sales of approximately $0.9 million in the 2019 first quarter reflected the sale of the development rights (but not the land itself) for the East Windsor Land, which generated a gain of approximately $0.1 million in the 2019 first quarter. The gain on sale of the development rights was not significant as the cost basis of the East Windsor Land was relatively high. Subsequent to the end of the 2019 first quarter, Griffin closed on the sale of the East Windsor Land for $0.7 million. Property sales occur periodically and year-to-year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Operating expenses of rental properties increased to approximately $2.9 million in the 2020 first quarter from approximately $2.7 million in the 2019 first quarter. The increase of approximately $0.2 million in operating expenses of rental properties reflected approximately $0.1 million related to the buildings that were added to Griffin’s portfolio subsequent to the 2019 first quarter, 7466 Chancellor, 160 International and 180 International, and an approximately $0.1 million increase in operating expenses across all of Griffin’s other buildings. Depreciation and amortization expense increased to approximately $3.2 million in the 2020 first quarter from approximately $2.9 million in the 2019 first quarter. The approximately $0.3 million increase in depreciation and amortization expense in the 2020 first quarter, as compared to the 2019 first quarter, reflected depreciation and amortization expense related to the buildings that were added to Griffin’s portfolio subsequent to the 2019 first quarter.

Griffin’s general and administrative expenses of approximately $2.1 million in the 2020 first quarter were essentially unchanged from the 2019 first quarter. Decreases of approximately $0.2 million related to Griffin’s non-qualified deferred compensation plan and approximately $0.1 million due to lower compensation expense were offset by increases of approximately $0.2 million in legal and consulting fees and approximately $0.1 million in all other general and administrative expenses. The decrease in expenses related to the non-qualified deferred compensation plan reflected the effect of lower stock market performance on a lower level of participant balances in the 2020 first quarter, as compared to the 2019 first quarter, which resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2020 first quarter, as compared to the 2019 first quarter. The lower compensation expense principally reflected the retirement of Frederick M. Danziger as Griffin’s Executive Chairman and the resignation of Griffin’s Director of Acquisitions in the fiscal 2019 third quarter. Mr. Danziger remained as Non-executive Chairman through March 3, 2020, when Gordon DuGan was appointed as Chairman. Mr. Danziger remains a director on Griffin’s Board. The increase in legal and consulting fees in the 2020 first quarter, as compared to the 2019 first quarter, is principally related to Griffin’s efforts to pursue conversion to a real estate investment trust (“REIT”).

Griffin’s interest expense increased to approximately $1.8 million in the 2020 first quarter from approximately $1.7 million in the 2019 first quarter. The approximately $0.1 million increase in interest expense in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected interest expense on a $6.5 million nonrecourse mortgage loan on 7466 Chancellor and a $15.0 million nonrecourse mortgage loan on 6975 Ambassador and 871 Nestle Way (“871 Nestle Way”), an approximately 120,000 square foot industrial/warehouse building in the Lehigh Valley. Approximately $3.2 million of the proceeds from the mortgage loan on 6975 Ambassador and 871 Nestle Way were used to repay a maturing mortgage loan on 871 Nestle Way.

Investment income decreased to $26,000 in the 2020 first quarter from approximately $0.1 million in the 2019 first quarter. The approximately $0.1 million decrease in investment income reflects the lower amount of short-term investments in the 2020 first quarter, as compared to the 2019 first quarter.

Griffin’s income tax benefit decreased to approximately $0.1 million in the 2020 first quarter from approximately $0.2 million in the 2019 first quarter. The approximately $0.1 million decrease in Griffin’s income tax benefit in the 2020 first quarter, as compared to the 2019 first quarter, reflects a decrease in the pretax loss to approximately $0.4 million in the 2020 first quarter from approximately $0.8 million in the 2019 first quarter.

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $0.4 million in the 2020 first quarter, as compared to approximately $1.5 million in the 2019 first quarter. The approximately $1.1 million decrease in net cash provided by operating activities in the 2020 first quarter, as compared to the 2019 first quarter, principally reflected a net decrease of approximately $1.3 million in cash from changes in assets and liabilities partially offset by the approximately $0.3 million increase in Leasing NOI2 in the 2020 first quarter, as compared to the 2019 first quarter. The net decrease in cash from changes in assets and liabilities was driven by a payment of approximately $1.9 million under Griffin’s non-qualified deferred compensation plan to Mr. Danziger in the 2020 first quarter as a result of his retirement in fiscal 2019.

2 Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

Net cash used in investing activities was approximately $10.1 million in the 2020 first quarter, as compared to net cash provided by investing activities of approximately $0.8 million in the 2019 first quarter. The net cash used in investing activities in the 2020 first quarter reflected: (a) cash payments of approximately $7.9 million for the acquisition of 3320 Maggie; (b) cash payments of approximately $3.8 million for additions to real estate assets; and (c) cash payments of approximately $0.2 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from a decrease in short-term investments; and (e) cash proceeds of approximately $0.7 million from a property sale.

The acquisition of 3320 Maggie was made utilizing a Reverse 1031 Like-Kind Exchange. As such, as of February 29, 2020, 3320 Maggie is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until a subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to 3320 Maggie prior to the completion of the Reverse 1031 Like-Kind Exchange. Accordingly, 3320 Maggie is included in Griffin’s consolidated financial statements as a consolidated variable interest entity until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchange.

The approximately $3.8 million of cash payments for additions to real estate assets in the 2020 first quarter reflected the following:

Tenant and building improvements related to leasing	$2.2 million
New building construction (including site work)	$0.9 million
Development costs and infrastructure improvements	$0.7 million

Cash payments in the 2020 first quarter for tenant and building improvements related to new leases signed in the latter part of fiscal 2019 and the 2020 first quarter. Cash payments for new building construction (including site work) in the 2020 first quarter reflected final payments of the construction costs for 160 International and 180 International, which were completed and placed in service in the 2019 fourth quarter. Cash payments in the 2020 first quarter for development costs and infrastructure improvements principally reflected planning and design costs related to a planned development of three industrial/warehouse buildings aggregating approximately 520,000 square feet on an approximately 44 acre parcel of undeveloped land in Charlotte, North Carolina that was purchased in fiscal 2019.

Cash payments of approximately $0.2 million in the 2020 first quarter for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

The $1.0 million of cash from short-term investments in the 2020 first quarter reflected the maturity of Griffin’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank, N.A. (“Webster Bank”). The approximately $0.7 million of cash proceeds from property sales in the 2020 first quarter reflected the 2020 Windsor Land Sale.

The net cash provided by investing activities of approximately $0.8 million in the 2019 first quarter reflected: (a) $2.0 million of cash from a decrease in short-term investments; and (b) cash proceeds of approximately $0.9 million from a property sale; partially offset by (c) cash payments of approximately $1.9 million for additions to real estate assets; and (d) cash payments of approximately $0.2 million for deferred leasing costs and other uses.

The $2.0 million of cash from short-term investments in the 2019 first quarter reflected the net reduction, from $17.0 million as of November 30, 2018 to $15.0 million as of February 28, 2019, in Griffin’s investment in repurchase agreements with Webster Bank. The cash proceeds of approximately $0.9 million from a property sale reflected the sale of the development rights for the East Windsor Land (see “Results of Operations – 2020 First Quarter Compared to 2019 First Quarter” above).

The approximately $1.9 million of cash payments for additions to real estate assets in the 2019 first quarter reflected the following:

New building construction (including site work)	$1.6 million
Tenant and building improvements related to leasing	$0.2 million
Development costs and infrastructure improvements	$0.1 million

Cash payments for new building construction (including site work) in the 2019 first quarter included approximately $1.2 million for construction, on speculation, of 160 International and 180 International. Cash payments for new building construction in the 2019 first quarter also included approximately $0.4 million on 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot build-to-suit industrial building in NE Tradeport, and 6975 Ambassador, which were both completed in the fiscal 2018 fourth quarter. Cash payments for tenant and building improvements in the 2019 first quarter were related to leases signed in the latter part of fiscal 2018.

Cash payments of approximately $0.2 million for deferred leasing costs and other uses in the 2019 first quarter reflected lease commissions and other costs related to new and renewed leases.

Net cash provided by financing activities was approximately $12.5 million in the 2020 first quarter, as compared to net cash used in financing activities of approximately $3.1 million in the 2019 first quarter. The net cash provided by financing activities in the 2020 first quarter reflected $21.5 million of proceeds from mortgage loans, partially offset by: (a) approximately $4.3 million of principal payments on mortgage loans; (b) an approximately $2.5 million dividend payment on Griffin’s common stock that was declared in the 2019 fourth quarter and paid in the 2020 first quarter; (c) approximately $1.8 million for a net repayment under Griffin’s line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank; and (d) approximately $0.4 million of payments for debt issuance costs.

Proceeds from mortgage loans in the 2020 first quarter reflected a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”), and a $6.5 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank. On December 20, 2019, two wholly owned subsidiaries of Griffin entered into the 2020 Webster Mortgage, collateralized by 7466 Chancellor, that has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2020 Webster Mortgage at 3.60% for the entire loan term. Approximately $5.9 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under the Acquisition Credit Line that was used to finance a portion of the purchase price of 7466 Chancellor (see below).

On January 23, 2020, two wholly owned subsidiaries of Griffin entered into the 2020 State Farm Mortgage, which is collateralized by two industrial/warehouse buildings in the Lehigh Valley of Pennsylvania, 6975 Ambassador and 871 Nestle Way, that aggregate approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

The approximately $4.3 million of principal payments on mortgage loans in the 2020 first quarter reflected the repayment of the mortgage loan on 871 Nestle Way and a total of approximately $1.1 million of recurring principal payments on Griffin’s nonrecourse mortgage loans. The approximately $1.8 million net repayment on revolving lines of credit in the 2020 first quarter reflected the repayment of the approximately $5.9 million that was outstanding on the Acquisition Credit Line as of November 30, 2019, representing the amount that was drawn to finance a portion of the purchase price of 7466 Chancellor, partially offset by $4.1 million borrowed on the Acquisition Credit Line in the 2020 first quarter that was used to finance a portion of the purchase price of 3320 Maggie.

The net cash used in financing activities in the 2019 first quarter reflected: (a) an approximately $2.3 million dividend payment on Griffin’s common stock that was declared in the 2018 fourth quarter and paid in the 2019 first quarter; and (b) approximately $0.9 million of recurring principal payments on mortgage loans; partially offset by (c) approximately $0.1 million of proceeds from the construction to permanent mortgage loan (the “2019 State Farm Loan”) with State Farm that provided a significant portion of the funds for the construction of 220 Tradeport and tenant improvements related to the full building lease of that building. On August 1, 2019, Griffin converted the 2019 State Farm Loan to a $14.1 million nonrecourse permanent mortgage that matures on April 1, 2034. The interest rate on the 2019 State Farm Loan is 4.51% with monthly principal payments based on a twenty-five-year amortization schedule.

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30 million of its Common Stock under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under the sales agreement with Baird, Griffin sets the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use the net proceeds, if any, from the ATM Program for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations. Griffin cannot give assurance that it could issue Common Stock under the ATM Program or obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact Griffin” and “Risk Factors-Risks Related to Griffin’s Common Stock-Issuances or sales of Griffin’s common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of Griffin’s common stock” included in Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended November 30, 2019.

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

On January 7, 2020, Griffin entered into an agreement to sell approximately 27 acres of undeveloped land in Windsor, Connecticut for a purchase price of approximately $3.8 million, before transaction costs. Completion of this transaction is contingent on a number of factors, including the buyer entering into a lease agreement with a third-party for a development on the land to be acquired and obtaining all necessary final permits from governmental authorities for such development plans for the site it would acquire. There is no guarantee that this transaction will be completed under its current terms, or at all.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres (the “Meadowood Land”) of Griffin’s approved but unbuilt residential development, Meadowood, in Simsbury, Connecticut. For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5.4 million, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land contemplated under the Meadowood Option Agreement will be completed under its current terms, or at all.

Subsequent to February 29, 2020, Griffin’s Board of Directors approved a plan for Griffin to pursue conversion to a real estate investment trust (“REIT”) for federal tax purposes, subject to approval by Griffin’s stockholders at Griffin’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). If successful in the conversion process,

Griffin expects to elect REIT status for federal tax purposes commencing with the taxable year beginning January 1, 2021. In connection with the REIT conversion, Griffin expects to distribute its accumulated earnings and profits (the “E&P Distribution”) to stockholders. Griffin currently estimates the range of its required E&P Distribution to be approximately $14.0 million to $19.0 million. Griffin’s actual E&P Distribution may vary depending on a number of items, including the occurrence and timing of certain transactions and Griffin’s actual results through December 31, 2020. Griffin intends for the E&P Distribution to be paid out in a combination of at least 20% in cash and up to 80% in Griffin Common Stock.

On March 4, 2020, Griffin announced its intention to offer for sale its two multi-story office buildings (“5 and 7 Waterside”) in Griffin Center in the greater Hartford, Connecticut area. However, as a result of the current market conditions caused by the COVID-19 pandemic, Griffin has suspended its efforts to sell 5 and 7 Waterside. Griffin expects to resume its efforts to sell 5 and 7 Waterside when Griffin believes that the market has stabilized.

On March 3, 2020, Gordon F. DuGan was appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into a Chairmanship and Advisory Agreement (the “Advisory Agreement”) on March 3, 2020, whereby Mr. DuGan also agreed to serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) an non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Plan”); and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”), contingent upon approval of the 2020 Incentive Award Plan by Griffin’s stockholders at the 2020 Annual Meeting. If such approval is not obtained, the Supplemental Advisor Option would be canceled for no consideration, provided that Griffin has agreed to instead grant Mr. DuGan a non-qualified stock option to purchase 50,000 shares of Griffin Common Stock pursuant to the 2009 Plan in the 2021 fiscal year.

On March 9, 2020, Griffin completed the sale of 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, for cash proceeds of approximately $2,500,000, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and Griffin.

On March 9, 2020, Griffin closed on the acquisition of 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot mostly vacant industrial/warehouse building in Orlando, Florida. The purchase price of approximately $5.7 million was paid using cash on hand. The acquisition of 170 Sunport was made utilizing a Reverse 1031 Like-Kind Exchange that was entered into at closing to defer taxable gains on potential subsequent sales of real estate property. As such, subsequent to the closing, 170 Sunport is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until a subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed.

In the near-term, Griffin plans to continue to invest in its real estate business, including the construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, infrastructure improvements required for future development of its real estate holdings and the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of February 29, 2020, Griffin had cash and cash equivalents of approximately $8.7 million. Management believes that its cash and cash equivalents as of February 29, 2020, cash received from the sale of its Common Stock on March 9, 2020, cash generated from leasing operations and property sales, and borrowing capacity under the Webster Credit Line and the Acquisition Credit Line will be sufficient to meet its working capital requirements, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

In addition, Griffin is continuing to monitor the outbreak of the coronavirus (COVID-19) and its impact on Griffin’s business, tenants and industry as a whole. The magnitude and duration of the pandemic and its impact on Griffin’s operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that Griffin or its tenants are impacted by the COVID-19 outbreak, this could materially disrupt Griffin’s business operations. See Part II. Item 1A. "Risk Factors," of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on Griffin’s business.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of sales pursuant to certain option agreements; completion of property sales under agreement; anticipated closing dates of such sales and Griffin’s plans with regard to the foregoing properties; the potential sale of 5 and 7 Waterside; potential vacancies in Griffin’s buildings; the renewal of the approximately 201,000 square foot lease scheduled to expire on July 31, 2020; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf and anticipated use of any future proceeds from the ATM program; Griffin’s anticipated future liquidity and capital expenditures; completion of a sale of the Meadowood Land; conversion to a REIT, the estimated range of the E&P Distribution, expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward‑looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” of Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019 filed with the SEC on February 13, 2020.

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

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Griffin’s business, financial condition, results of operations or stock price [has and] may [continue to] be impacted by the outbreak of COVID-19 and such impact could be materially adverse.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. During and subsequent to the 2020 first quarter, the world has been impacted by the spread of this virus, which has caused global business disruptions and significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. Like many other companies, due to government mandates, we have instructed our employees to work from home, where possible, or not report to work, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, operations and systems. The extent to which the coronavirus pandemic ultimately impacts our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the impact on our employees any other operational disruptions or difficulties we may face; the effect on our tenants and their businesses; the ability of tenants to pay their rental income and any closures of our tenants’ facilities, including, without limitation, due to shutdowns that may be requested or mandated by governmental authorities. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 3, 2020, the Board of Directors of Griffin increased its size and appointed Gordon F. DuGan to serve as Chairman of the Board effectively immediately. Upon his appointment as Chairman, Mr. DuGan and Griffin entered into the Advisory Agreement whereby Mr. DuGan agreed to also serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions,  recruitment of key personnel, potential capital raising efforts and general management advice. On March 9, 2020, Mr. DuGan purchased 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, with an aggregate fair market value of approximately $2,500,000, under the terms of the Advisory Agreement and the Stock Purchase Agreement. The purchase of Griffin’s Common Stock was not registered under the Securities Act in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
4.1	Description of Capital Stock	10-K	001-12879	4.1	2/13/20
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.52	Open‑End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.68	Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC and Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.75†	Chairmanship and Advisory Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.76	Stock Purchase Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 5, 2020					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: April 9, 2020	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: April 9, 2020	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Principal Accounting Officer