Form 10-Q
period 2020-05-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2020-07-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2020

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

Number of shares of Common Stock outstanding at July 7, 2020: 5,131,147

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	May 31, 2020	Nov. 30, 2019
ASSETS
Real estate assets at cost, net	$247,157	$238,614
Cash and cash equivalents	4,027	5,874
Short-term investments	—	1,011
Deferred income taxes	4,785	3,281
Real estate assets held for sale	6,940	2,137
Other assets	17,813	17,578
Total assets	$280,722	$268,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$158,375	$142,575
Deferred revenue	8,886	10,918
Revolving lines of credit	4,100	5,875
Accounts payable and accrued liabilities	4,237	4,318
Dividend payable	—	2,538
Other liabilities	17,460	11,509
Total liabilities	193,058	177,733
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 5,724,070 and 5,668,043 shares issued, respectively, and 5,131,147 and 5,075,120 shares outstanding, respectively	57	57
Additional paid-in capital	116,096	113,256
(Deficit) Retained earnings	(94)	919
Accumulated other comprehensive loss, net of tax	(8,066)	(3,141)
Treasury stock, at cost, 592,923 shares	(20,329)	(20,329)
Total stockholders' equity	87,664	90,762
Total liabilities and stockholders' equity	$280,722	$268,495

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Rental revenue	$9,214	$8,421	$18,128	$16,858
Revenue from property sales	101	8,660	851	9,526
Total revenue	9,315	17,081	18,979	26,384

Operating expenses of rental properties	2,470	2,419	5,326	5,084
Depreciation and amortization expense	3,359	2,939	6,594	5,881
General and administrative expenses	2,438	1,809	4,495	3,899
Costs related to property sales	19	1,009	185	1,823
Total expenses	8,286	8,176	16,600	16,687

Gain on insurance recovery	—	126	—	126
Operating income	1,029	9,031	2,379	9,823

Interest expense	(1,899)	(1,618)	(3,691)	(3,268)
Investment income	2	89	28	181
(Loss) income before income tax benefit (provision)	(868)	7,502	(1,284)	6,736
Income tax benefit (provision)	175	(1,683)	271	(1,503)
Net (loss) income	$(693)	$5,819	$(1,013)	$5,233

Basic net (loss) income per common share	$(0.14)	$1.15	$(0.20)	$1.03

Diluted net (loss) income per common share	$(0.14)	$1.14	$(0.20)	$1.03

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net (loss) income	$(693)	$5,819	$(1,013)	$5,233

Other comprehensive loss, net of tax:
Reclassifications included in net loss	244	26	339	68
Unrealized loss on cash flow hedges	(2,740)	(2,754)	(5,264)	(4,254)
Total other comprehensive loss, net of tax	(2,496)	(2,728)	(4,925)	(4,186)
Total comprehensive (loss) income	$(3,189)	$3,091	$(5,938)	$1,047

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2020 and 2019

(dollars in thousands)

(unaudited)

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	184	—	—	—	184
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	29,838	1	856	—	—	(846)	11
Net income	—	—	—	5,233	—	—	5,233
Total other comprehensive loss, net of tax	—	—	—	—	(4,186)	—	(4,186)
Balance at May 31, 2019	5,665,544	$57	$113,111	$5,022	$(1,791)	$(20,329)	$96,070

Balance at November 30, 2019	5,668,043	$57	$113,256	$919	$(3,141)	$(20,329)	$90,762
Stock-based compensation expense	—	—	260	—	—	—	260
Exercise of stock options	2,734	—	80	—	—	—	80
Sale of common stock	53,293	—	2,500	—	—	—	2,500
Net loss	—	—	—	(1,013)	—	—	(1,013)
Total other comprehensive loss, net of tax	—	—	—	—	(4,925)	—	(4,925)
Balance at May 31, 2020	5,724,070	$57	$116,096	$(94)	$(8,066)	$(20,329)	$87,664

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Operating activities:
Net (loss) income	$(1,013)	$5,233
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,594	5,881
Noncash rental revenue including straight-line rents	(1,052)	(1,008)
Gain on sales of properties	(666)	(7,703)
Deferred income taxes	(271)	1,503
Stock-based compensation expense	260	184
Amortization of debt issuance costs	211	146
Gain on insurance recovery	—	(126)
Payment of employee withholding taxes on options exercised	—	(87)
Amortization of terminated swap agreement	—	31
Changes in assets and liabilities:
Other assets	1,904	987
Accounts payable and accrued liabilities	(34)	(683)
Deferred revenue	(1,282)	(946)
Other liabilities	(1,827)	61
Net cash provided by operating activities	2,824	3,473

Investing activities:
Acquisition of land and buildings	(13,670)	—
Additions to real estate assets	(6,330)	(7,549)
Changes in short-term investments, net	1,011	5,000
Proceeds from sales of properties, net of expenses	828	9,188
Deferred leasing costs and other	(439)	(293)
Proceeds from sales of properties deposited in escrow	—	(7,628)
Net cash used in investing activities	(18,600)	(1,282)

Financing activities:
Proceeds from mortgage and construction loans	21,500	288
Principal payments on mortgage loans	(5,445)	(1,924)
Dividends paid to stockholders	(2,538)	(2,279)
Sale of common stock	2,500	—
Net repayments on revolving lines of credit	(1,775)	—
Payment of debt issuance costs	(393)	—
Proceeds from exercise of stock options	80	98
Net cash provided by (used in) financing activities	13,929	(3,817)
Net decrease in cash and cash equivalents	(1,847)	(1,626)
Cash and cash equivalents at beginning of period	5,874	8,592
Cash and cash equivalents at end of period	$4,027	$6,966

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

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At May 31, 2020 and November 30, 2019, $2,637 and $4,299, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheets were held in cash equivalents. Griffin’s short-term investments at November 30, 2019 were comprised of repurchase agreements with Webster Bank, N.A. (“Webster

Bank”) that were collateralized with securities issued by the United States Government or its sponsored agencies and were accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature. Interest on repurchase agreements was reflected as interest receivable that was included in other assets.

As of May 31, 2020, Griffin was a party to twelve interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

The results of operations for the three months ended May 31, 2020 (the “2020 second quarter”) and the six months ended May 31, 2020 (the “2020 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended May 31, 2019 are referred to herein as the “2019 second quarter” and “2019 six month period,” respectively. Certain amounts from the 2019 six month period have been reclassified to conform to the current fiscal period’s presentation.

COVID-19

During and subsequent to the 2020 six month period, the world has been impacted by the spread of the coronavirus (COVID-19), which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic impacts Griffin’s business, operations, liquidity and financial results will depend on numerous evolving factors that Griffin is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on Griffin’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact Griffin’s business, financial condition, results of operations or stock price.

Griffin collected essentially 100% of April 2020 rent and 99% of rent in each of May and June 2020. In March and April 2020, Griffin received aggregate rent relief requests from tenants representing 22% of total monthly rent. Griffin has not received any new requests for rent relief subsequent to April 30, 2020. Griffin has not finalized agreements with the three tenants whose rent relief requests remain outstanding. Based on the current discussions, the anticipated amount of rent relief granted to the three tenants whose requests remain outstanding would equate to less than 1% of Griffin's total annual rental revenue. All other requests for rent relief were either denied by Griffin or the tenants withdrew their requests.

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

Griffin used the modified retrospective method upon adoption of ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 when they became effective for Griffin on December 1, 2019, and, therefore, Griffin did not restate any comparative periods. Upon adoption, Griffin elected the package of practical expedients permitted under the transition guidance, which permits Griffin to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. Griffin elected to combine the non-lease components of common area maintenance charges with the related lease components. Griffin did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. Griffin did elect the practical expedient pertaining to land easements that allows an entity to choose to not apply ASC 842 to certain existing land easements at transition. Griffin made an accounting policy election to keep leases with an initial term of twelve months or less off of the balance sheet. Griffin’s leases with its tenants were classified as operating leases under previous guidance and remained operating leases upon the adoption of ASC 842, therefore, as a lessor there was no significant impact upon adoption. As a lessee, Griffin has two operating leases that resulted in the recognition of ROU assets of $858 and lease liabilities of $858 related to Griffin’s executive office in New York City at the time of adoption. The adoption of ASC 842 did not have a material impact on Griffin’s consolidated statements of operations or cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. Griffin is currently assessing the impact of ASU No. 2020-04 and the LIBOR transition on its consolidated financial statements.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include Griffin’s interest rate swap agreements (see Note 4). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy. Level 2 assets at November 30, 2019 also included Griffin’s short-term investments in repurchase agreements with Webster Bank (see Note 1). The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During the 2020 six month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

May 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$10,210	$—

November 30, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$4,052	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	May 31, 2020		November 30, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$4,027	$4,027	$5,874	$5,874
Short-term investments	2	$—	$—	$1,011	$1,011
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$158,375	$161,842	$142,575	$145,235
Revolving lines of credit	2	$4,100	$4,100	$5,875	$5,875
Interest rate swap liabilities	2	$10,210	$10,210	$4,052	$4,052

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

3.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	May 31, 2020	Nov. 30, 2019
Land		$32,753	$30,750
Land improvements	10 to 30 years	45,508	40,992
Buildings and improvements	10 to 40 years	236,621	220,086
Tenant improvements	Shorter of useful life or terms of related lease	32,939	30,318
Machinery and equipment	3 to 20 years	10,958	7,557
Construction in progress		3,745	3,542
Development costs		5,169	10,404
		367,693	343,649
Accumulated depreciation		(120,536)	(105,035)
		$247,157	$238,614

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Depreciation expense	$2,967	$2,599	$5,830	$5,190

Capitalized interest	$—	$87	$—	$129

Real estate assets held for sale consist of:

	May 31, 2020	Nov. 30, 2019
Land	$508	$323
Land improvements	269	388
Buildings and improvements	—	417
Development costs	6,163	1,009
	$6,940	$2,137

On March 9, 2020, Griffin, through a consolidated VIE, purchased 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot industrial/warehouse building in Orlando, Florida for $5,749, including acquisition costs. Griffin provided all of the funding to the VIE to purchase 170 Sunport and determined that the fair value of the assets acquired approximated the purchase price. The $5,749 purchase price represented the cost of the assets which were allocated to the real estate assets on a relative fair value basis. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and land improvements that are being depreciated over a period of fifteen years.

On February 18, 2020, Griffin, through a consolidated VIE, purchased 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/warehouse building in Orlando, Florida for $7,921, including acquisition costs. Griffin provided all of the funding to the VIE to purchase 3320 Maggie and determined that the purchase price represented the cost of the assets which were allocated to the real estate assets on a relative fair value basis. Of the $7,921 purchase price, $7,941 represented the relative fair value of real estate assets, $770 represented the relative fair value of the acquired intangible asset and $790 represented the relative fair value of the acquired intangible liability, comprised of the value of the below market lease at the time of acquisition (see Notes 2 and 8). The intangible asset is included in other assets and the intangible liability is included in other liabilities on Griffin’s consolidated balance sheet. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and tenant improvements that are being depreciated over a period of seven years. The intangible liability is being amortized over the term of the lease.

The acquisitions of 170 Sunport and 3320 Maggie were made utilizing Reverse 1031 Like-Kind Exchanges that were entered into at the time the properties were acquired. As such, as of May 31, 2020, 170 Sunport and 3320 Maggie are in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchanges until the potential real estate sales transactions and the Reverse 1031 Like-Kind Exchanges are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to 170 Sunport and 3320 Maggie prior to the completion or termination of the Reverse 1031 Like-Kind Exchanges. Accordingly, 170 Sunport and 3320 Maggie are included in Griffin’s consolidated financial statements as consolidated VIEs until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchanges.

In the 2020 six month period, real estate assets held for sale increased by $4,803, reflecting: (a) an increase of $5,987 from real estate assets transferred into real estate assets held for sale as a result of entering into agreements to sell such real estate; partially offset by (b) a decrease of $1,084 from real estate assets held for sale being transferred back into real estate assets, as a result of the termination of agreements to sell such real estate assets; and (c) a reduction of $100 for a property sale that closed. The real estate assets held for sale that were returned to real estate assets, in the 2020 six month period were Griffin’s farm in Quincy, Florida and the approximately 7,200 square foot restaurant building in Griffin Center in Windsor, Connecticut.

4.    Mortgage Loans

Griffin’s mortgage and construction loans consist of:

	May 31, 2020	Nov. 30, 2019
4.72%, due October 3, 2022 *	$4,122	$4,174
4.39%, due January 2, 2025 *	18,804	19,101
4.17%, due May 1, 2026 *	12,923	13,115
3.79%, due November 17, 2026 *	24,341	24,701
4.39%, due August 1, 2027 *	9,904	10,034
3.97%, due September 1, 2027	11,557	11,673
4.57%, due February 1, 2028 *	17,855	18,069
5.09%, due July 1, 2029	5,492	5,725
5.09%, due July 1, 2029	3,848	4,011
3.60%, due January 2, 2030 *	6,446	—
3.48%, due February 1, 2030	14,906	—
4.33%, due August 1, 2030	16,456	16,634
4.51%, due April 1, 2034	13,874	14,030
3.91%, due January 27, 2020 *	—	3,206
Nonrecourse mortgage loans	160,528	144,473
Debt issuance costs	(2,153)	(1,898)
Nonrecourse mortgage loans, net of debt issuance costs	158,375	142,575

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.21% and 4.31% as of May 31, 2020 and November 30, 2019, respectively. As of May 31, 2020, Griffin was a party to twelve interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 2). No ineffectiveness on the cash flow hedges was recognized as of May 31, 2020, and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2020 and 2019 six month periods, Griffin recognized losses, included in other comprehensive income, before taxes of $6,158 and $5,365, respectively, on its interest rate swap agreements. As of May 31, 2020, $1,963 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of May 31, 2020, the net fair value of Griffin’s interest rate swap agreements was a liability of $10,210, which is included in other liabilities on Griffin’s consolidated balance sheet.

On December 20, 2019, two wholly-owned subsidiaries of Griffin entered into a nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank for $6,500. The 2019 Webster Mortgage is collateralized by

7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/warehouse building in Orlando, Florida, that was acquired on October 25, 2019. The 2019 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2019 Webster Mortgage is a floating rate of the one month LIBOR rate plus 1.75%. At the time the 2019 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2019 Webster Mortgage at 3.60% for the entire loan term. $5,875 of the proceeds from the 2019 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line (as defined below) that was used to finance a portion of the purchase price of 7466 Chancellor (see Note 5).

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

On June 30, 2020, a wholly-owned subsidiary of Griffin (the “Borrower”) closed on a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank for $5,100. The 2020 Webster Mortgage is collateralized by 3320 Maggie, which was acquired on February 18, 2020. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4,100 of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see Note 5).

Under the terms of the 2020 Webster Mortgage, the Borrower must maintain a minimum debt service coverage ratio (the “DSCR”), calculated by dividing the trailing twelve months net operating income of 3320 Maggie by the debt service on the 2020 Webster Mortgage for the DSCR test period, as further described under the terms of the 2020 Webster Mortgage, equal to or greater than 1.25 times, and the Loan to Value Ratio (as defined and further described under the 2020 Webster Mortgage) may not exceed 65%. The terms of the 2020 Webster Mortgage require that commencing on January 1, 2024, an annual amount equal to a total of $1.00 per square foot shall be deposited by the Borrower into an escrow account with Webster Bank until such escrow account balance reaches $300. Subject to certain terms and conditions under the 2020 Webster Mortgage, (i) the funds in the escrow account may be released by Webster Bank upon extension of 3320 Maggie’s existing lease, or entry into any other Approved Lease (as defined and further described under the 2020 Webster Mortgage) on terms and conditions acceptable to Webster Bank, in each case for a term that runs for a minimum of one year beyond the maturity date of the 2020 Webster Mortgage, or (ii) a portion of the funds in the escrow account may be released by Webster Bank for tenant improvements and lease commissions related to Approved Leases.

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

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut and an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut. As of May 31, 2020, there were no borrowings against the Webster Credit Line, however, the Webster Credit Line secured certain unused standby letters of credit aggregating $484 that are related to Griffin's development activities.

On June 30, 2020, in connection with the 2020 Webster Mortgage, Griffin and Webster Bank entered into a letter agreement (the “Side Note”) amending the Webster Credit Line. Under the terms of the Side Note, an amount equal to one year’s debt service ($306) on the 2020 Webster Mortgage will be carved out and not available to be borrowed (the “Holdback”) under the Line of Credit. If the debt service is not paid on the 2020 Webster Mortgage, Webster Bank would be able to advance funds from the Webster Credit Line as needed to make monthly payments of debt service under the 2020 Webster Mortgage. The provisions regarding the Holdback expire on September 30, 2021, the maturity date of the Webster Credit Line, and any extension to the maturity date of the Webster Credit Line will not apply to the Holdback.

Griffin also has a credit line of $15,000 with Webster Bank that is to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021 with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0.

At November 30, 2019, $5,875 was outstanding under the Acquisition Credit Line for the purchase in October 2019 of 7466 Chancellor, which was repaid on December 20, 2019 using the proceeds from the 2019 Webster Mortgage (see Note 4). As of May 31, 2020, $4,100 was outstanding under the Acquisition Credit Line for the purchase of 3320 Maggie at an interest rate of 3.12%. Subsequent to May 31, 2020, the outstanding balance of $4,100 was repaid using the proceeds from the 2020 Webster Mortgage (see Note 4).

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net (loss) income	$(693)	$5,819	$(1,013)	$5,233

Weighted average shares outstanding for computation of basic per share results	5,125,000	5,067,000	5,100,000	5,066,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	40,000	—	31,000
Adjusted weighted average shares for computation of diluted per share results	5,125,000	5,107,000	5,100,000	5,097,000

(a)	Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2020 second quarter and 2020 six month period would have been 43,000 and 49,000, respectively.

Sale of Common Stock

On March 3, 2020, Gordon F. DuGan was appointed to serve as a Director of Griffin, effective immediately. Mr. DuGan was also appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into a Chairmanship and Advisory Agreement ( the “Advisory Agreement”), on March 3, 2020, whereby Mr. DuGan agreed to also serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the 2009 Stock Option Plan (see Griffin Stock Option Plans below) and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the 2020 Incentive Award (see Griffin Stock Option Plans below).

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

Griffin Stock Option Plans

Through March 3, 2020, stock options were granted by Griffin under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (as amended, the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan were either incentive stock options or non-qualified stock options issued at an exercise price not less than fair market value on the date approved by Griffin’s Compensation Committee. Vesting of all of Griffin's stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors were fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at May 31, 2020 may be exercised as stock appreciation rights.

On March 3, 2020, Griffin’s Board of Directors adopted and approved the Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan was effective as of the date it was adopted by the Board, subject to stockholder approval, which was received at Griffin’s 2020 Annual Meeting of Stockholders on May 7, 2020. The 2020 Incentive Award Plan replaced the 2009 Stock Option Plan and authorizes for grant a total of 300,000 shares (plus any shares subject to awards under the 2009 Stock Option Plan, as of the date of stockholder approval of the 2020 Incentive Award Plan, that are forfeited, expire, are converted to shares of another person or are settled for cash), subject to certain adjustments in the 2020 Incentive Award Plan. In addition to granting stock options, the 2020 Incentive Award Plan also enables Griffin to grant stock appreciation rights, restricted stock awards, restricted stock unit awards, partnership interests, other equity or cash based awards and dividend equivalents. No new awards will be granted under the 2009 Stock Option Plan; however, all outstanding awards under the 2009 Stock Option Plan remain outstanding in accordance with their terms.

The following options were granted by Griffin under the 2020 Incentive Award Plan and the 2009 Stock Option Plan:

For the Six Months Ended
	May 31, 2020		May 31, 2019
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17	5,946	$12.87

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Expected volatility	29.7 - 30.3%	30.9%
Risk free interest rates	0.5 - 0.9%	2.3%
Expected option term (in years)	8.5	8.5
Annual dividend yield	1.3%	1.2%

Number of option holders at May 31, 2020	29

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Compensation expense	$203	$94	$260	$184

Related tax benefit	$34	$13	$43	$26

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of May 31, 2020, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2020	$249
Fiscal 2021	$442
Fiscal 2022	$377
Fiscal 2023	$244
Fiscal 2024	$120
Fiscal 2025	$23

A summary of Griffin’s stock option activity is as follows:

	For the Six Months Ended
	May 31, 2020		May 31, 2019
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	189,822	$28.23	224,001	$28.20
Granted	111,258	$45.72	5,946	$36.99
Exercised	(2,734)	$29.25	(29,838)	$28.71
Forfeited	—	$—	(2,788)	$35.86
Outstanding at end of period	298,346	$34.74	197,321	$28.28

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	May 31, 2020	Exercise Price	(in years)	Value
$23.00 - $28.00	112,638	$26.76	5.7	$1,536
$28.00 - $32.00	62,478	$29.21	2.1	698
$32.00 - $47.00	123,230	$44.84	9.6	61
	298,346	$34.74	6.6	$2,295

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Balance at beginning of period	$(3,141)	$2,395
Other comprehensive loss before reclassifications	(5,264)	(4,254)
Amounts reclassified	339	68
Net activity for other comprehensive loss	(4,925)	(4,186)
Balance at end of period	$(8,066)	$(1,791)

Changes in accumulated other comprehensive loss are as follows:

	For the Three Months Ended
	May 31, 2020			May 31, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$304	$(60)	$244	$33	$(7)	$26

Change in other comprehensive loss:
Decrease in fair value of Griffin’s cash flow hedges	(3,186)	446	(2,740)	(3,530)	776	(2,754)

Other comprehensive loss	$(2,882)	$386	$(2,496)	$(3,497)	$769	$(2,728)

	For the Six Months Ended
	May 31, 2020			May 31, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$429	$(90)	$339	$88	$(20)	$68

Change in other comprehensive loss:
Decrease in fair value of Griffin’s cash flow hedges	(6,587)	1,323	(5,264)	(5,453)	1,199	(4,254)

Other comprehensive loss	$(6,158)	$1,233	$(4,925)	$(5,365)	$1,179	$(4,186)

Cash Dividend

Griffin did not declare a cash dividend in the 2020 six month period or the 2019 six month period. During the 2020 six month period, Griffin paid $2,538 for the cash dividend declared in the fiscal 2019 fourth quarter. During the 2019 six month period, Griffin paid $2,279 for the cash dividend declared in the fiscal 2018 fourth quarter.

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

The future minimum rental payments, including expected tenant reimbursements, to be received under noncancelable operating leases as of May 31, 2020 are as follows:

Balance of fiscal 2020	$17,430
2021	33,916
2022	27,769
2023	22,684
2024	19,665
Later years	45,374
$166,838

Griffin currently leases an entire 165,000 square foot industrial/warehouse building (“1985 Blue Hills”) in Windsor, Connecticut to a single tenant under a lease that expires on March 31, 2024. Such lease contains an option whereby the tenant could purchase 1985 Blue Hills at a purchase price equal to the greater of $11,500 or fair market value as determined under the terms of the lease. The tenant did not exercise its purchase option before it expired on June 1, 2020.

In fiscal 2016, Griffin entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin.

Upon adoption of ASC 842 on December 1, 2019, Griffin, as lessee, recognized two ROU assets aggregating $858 and lease liabilities aggregating $858 for operating leases it had previously entered into, the New York Office Lease and a lease for office equipment. Griffin adopted the practical expedient for not separating lease components from non-lease components. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on Griffin’s consolidated balance sheet. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. These lease agreements do not provide a readily determinable implicit rate nor is it available to Griffin from its lessors, therefore, Griffin utilized its incremental borrowing rate of 3.5% at the time of adoption in order to discount lease payments to present value. These lease agreements do not contain any significant residual value guarantees or restrictive covenants. The lease costs are allocated over the remaining lease terms on a straight-line basis. Expense related to operating leases was $69 in the 2020 six month period. The weighted average remaining lease term for Griffin’s operating leases as of May 31, 2020, was 6.4 years.

Maturities of lease liabilities as of May 31, 2020 are as follows:

Balance of Fiscal 2020	$68
Fiscal 2021	136
Fiscal 2022	143
Fiscal 2023	141
Fiscal 2024	140
Thereafter	269
Total undiscounted payments	$897
Less: imputed interest	(95)
Present value of minimum lease payments	$802

8.    Supplemental Financial Statement Information

Short-Term Investments

As of May 31, 2020, Griffin did not have any short-term investments. As of November 30, 2019, Griffin’s short-term investments of $1,011 consisted of repurchase agreements accounted for as held-to-maturity securities under ASC 320 on its consolidated balance sheet. The repurchase agreements were with Webster Bank and were collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Other Assets

Griffin's other assets are comprised of the following:

	May 31, 2020	Nov. 30, 2019
Deferred rent receivable	$6,061	$5,740
Deferred leasing costs, net	5,146	4,468
Intangible assets, net	2,438	1,907
Prepaid expenses	966	2,926
Mortgage escrows	801	515
Right-of-use assets	772	—
Accounts receivable (primarily leases)	630	904
Registration statement costs	281	281
Furniture, fixtures and equipment, net	195	193
Deferred financing costs related to revolving lines of credit	183	256
Deposits	36	234
Other	304	154
Total other assets	$17,813	$17,578

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	May 31, 2020	Nov. 30, 2019
Accrued construction costs and retainage	$1,105	$1,849
Accrued lease commissions	920	223
Accrued interest payable	615	568
Accrued salaries, wages and other compensation	446	863
Trade payables	271	295
Other	880	520
Total accounts payable and accrued liabilities	$4,237	$4,318

Other Liabilities

Griffin's other liabilities are comprised of the following:

	May 31, 2020	Nov. 30, 2019
Interest rate swap liabilities	$10,210	$4,052
Deferred compensation plan	3,522	5,593
Prepaid rent from tenants	1,163	1,013
Lease liabilities	802	—
Intangible liability, net	762	—
Security deposits of tenants	727	538
Conditional asset retirement obligations	171	171
Land sale deposits	50	—
Other	53	142
Total other liabilities	$17,460	$11,509

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $744 in the 2020 six month period and increased by $2,777 in the 2019 six month period.

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its highly compensated employees. In the 2020 six month period, the liability for the Deferred Compensation Plan was reduced by approximately $1,900 for a payment made to Frederick M. Danziger, Griffin’s former Executive Chairman, as a result of his retirement in fiscal 2019.

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

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
$1,756	$1,600	$3,433	$3,219

Income Taxes

Griffin’s income tax benefit rate was 21.1% for the 2020 six month period, as compared to an income tax provision rate of 22.3% for the 2019 six month period. The effective tax benefit rate for the 2020 six month period reflected the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2020 six month period is based on management’s projections of pretax results and permanent differences for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Griffin’s federal income tax returns for fiscal 2016, fiscal 2017 and fiscal 2018 are open to examination by the Internal Revenue Service.

9.    Commitments and Contingencies

As of May 31, 2020, Griffin had committed purchase obligations of approximately $2,424, principally related to the development of its real estate assets.

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

10.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after May 31, 2020, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended May 31, 2020, other than the disclosures herein.

See Notes 4 and 5 for disclosure of the subsequent event related to the closing on the 2020 Webster Mortgage on June 30, 2020 and repayment of the outstanding balance on the Acquisition Credit Line.

On June 24, 2020, Griffin entered into a Purchase and Sale Agreement (the “Allentown Purchase Agreement”) to acquire, for a purchase price of $3,100, an approximately 18 acre site in the Lehigh Valley of Pennsylvania for the intended development of an approximately 150,000 square foot industrial/warehouse building. A closing on the land acquisition contemplated by the Allentown Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Allentown Purchase Agreement will be completed under its current terms, or at all.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and six months ended May 31, 2020 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2019.

Summary

For the three months ended May 31, 2020 (the “2020 second quarter”), Griffin incurred a net loss of approximately $0.7 million, as compared to net income of approximately $5.8 million for the three months ended May 31, 2019 (the “2019 second quarter”). The net loss in the 2020 second quarter, as compared to net income in the 2019 second quarter, principally reflected an approximately $8.0 million decrease in operating income, an approximately $0.3 million increase in interest expense and an approximately $0.1 million decrease in investment income in the 2020 second quarter, as compared to the 2019 second quarter, partially offset by an approximately $0.2 million income tax benefit in the 2020 second quarter, as compared to an approximately $1.7 million income tax expense in the 2019 second quarter.

The approximately $8.0 million decrease in operating income in the 2020 second quarter, as compared to the 2019 second quarter, principally reflected: (a) a decrease of approximately $7.6 million of gain on property sales (revenue from property sales less costs related to property sales) in the 2020 second quarter, as compared to the 2019 second quarter; (b) increases of approximately $0.6 million and approximately $0.4 million in general and administrative expenses and depreciation and amortization expense, respectively, in the 2020 second quarter, as compared to the 2019 second quarter; and (c) an approximately $0.1 million gain from an insurance recovery in the 2019 second quarter; partially offset by (d) an approximately $0.7 million increase in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties in the 2020 second quarter, as compared to the 2019 second quarter.

1Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

The increase in Leasing NOI in the 2020 second quarter, as compared to the 2019 second quarter, principally reflected higher rental revenue as a result of more space being under lease in the 2020 second quarter than the 2019 second quarter, driven by rental revenue from three industrial/warehouse buildings in Orlando, Florida acquired subsequent to May 31, 2019, an industrial/warehouse building in the Charlotte, North Carolina area that was completed subsequent to May 31, 2019 and, to a lesser extent, improved occupancy in Griffin’s other existing industrial/warehouse properties. The gain from property sales in the 2020 second quarter reflected the sale, to a local utility company, of an easement (the “Florida Easement Sale”) on a small area of Griffin’s nursery farm in Quincy Florida (the “Florida Farm”). The gain from property sales in the 2019 second quarter principally reflected a pretax gain of approximately $7.4 million from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”). The higher depreciation and amortization expense in the 2020 second quarter, as compared to the 2020 second quarter, principally reflected depreciation and amortization expense on the buildings that were added to Griffin’s real estate portfolio subsequent to May 31, 2019. The higher general and administrative expenses in the 2020 second quarter, as compared to the 2019 second quarter, principally reflected expenses incurred in connection with Griffin’s potential conversion to a real estate investment trust (“REIT”), as previously announced. The higher interest expense in the 2020 second quarter, as compared to the 2019 second quarter, principally reflected the higher amount of mortgage loans outstanding and higher borrowings under Griffin’s credit lines in the 2020 second quarter, as compared to the 2019 second quarter. The income tax benefit in the 2020 second quarter, as compared to the income tax expense in the 2019 second quarter, reflected the pretax loss of approximately $0.9 million in the 2020 second quarter, as compared to pretax income of approximately $7.5 million in the 2019 second quarter.

For the six months ended May 31, 2020 (the “2020 six month period”), Griffin incurred a net loss of approximately $1.0 million, as compared to net income of approximately $5.2 million for the six months ended May 31, 2019 (the “2019 six month period”). The net loss in the 2020 six month period, as compared to net income in the 2019 six month period, principally reflected an approximately $7.4 million decrease in operating income, an approximately $0.4 million increase in interest expense and an approximately $0.2 million decrease in investment income in the 2020 six month period, as compared to the 2019 six month period, partially offset by an approximately $0.3 million income tax benefit in the 2020 six month period, as compared to an approximately $1.5 million income tax expense in the 2019 six month period.

The approximately $7.4 million decrease in operating income in the 2020 six month period, as compared to the 2019 six month period, principally reflected: (a) a decrease of approximately $7.0 million of gain on property sales in the 2020 six month period, as compared to the 2019 six month period; (b) increases of approximately $0.7 million and approximately $0.6 million in depreciation and amortization expense and general and administrative expenses, respectively, in the 2020 six month period, as compared to the 2019 six month period; and (c) the effect of an approximately $0.1 million gain from an insurance recovery in the 2019 six month period; partially offset by (d) an approximately $1.0 million increase in Leasing NOI in the 2020 six month period, as compared to the 2019 six month period.

The increase in Leasing NOI in the 2020 six month period, as compared to the 2019 six month period, principally reflected higher rental revenue as a result of more space being under lease in the 2020 six month period than the 2019 six month period, driven by rental revenue from three industrial/warehouse buildings in Orlando, Florida acquired subsequent to May 31, 2019, an industrial/warehouse building in the Charlotte, North Carolina area that was completed subsequent to May 31, 2019 and , to a lesser extent, improved occupancy in Griffin’s other existing industrial/warehouse properties. The gain from property sales in the 2020 six month period reflected a total of approximately $0.7 million from the sale of approximately seven acres of undeveloped land in Windsor, Connecticut (the “2020 Windsor Land Sale”) that was completed in the three months ended February 29, 2020 (the “2020 first quarter”) and the Florida Easement Sale. The gain from property sales in the 2019 six month period principally reflected a pretax gain of approximately $7.4 million from the Simsbury Land Sale. The higher depreciation and amortization expense in the 2020 six month period, as compared to the 2019 six month period, principally reflected depreciation and amortization expense on the buildings that were added to Griffin’s real estate portfolio subsequent to May 31, 2019. The higher general and administrative expenses in the 2020 six month period, as compared to the 2019 six month period, principally reflected expenses incurred in connection with Griffin’s potential conversion to a REIT, as previously announced. The gain from an insurance recovery in the 2019 six month period reflected the settlement of an insurance claim for storm damage to the Florida Farm. The higher interest expense in the 2020 six month period, as compared to the 2019 six month period, principally reflected the higher amount of mortgage loans outstanding in the 2020 six month period, as compared to the 2019 six month period. The income tax benefit in the 2020 six month period, as compared to the income tax expense in the 2019 six month period, reflected the pretax loss of approximately $1.3 million in the 2020 six month period, as compared to pretax income of approximately $6.7 million in the 2019 six month period.

Results of Operations

Impact of Covid-19

During and subsequent to the 2020 six month period, the world has been impacted by the spread of the coronavirus (COVID-19), which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic impacts Griffin’s business, operations, liquidity and financial results will depend on numerous evolving factors that Griffin is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on Griffin’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact Griffin’s business, financial condition, results of operations or stock price.

Griffin collected essentially 100% of April 2020 rent and 99% of rent in each of May and June 2020. In March and April 2020, Griffin received aggregate rent relief requests from tenants representing 22% of total monthly rent. Griffin has not received any new requests for rent relief subsequent to April 30, 2020. Griffin has not finalized agreements with the three tenants whose rent relief requests remain outstanding. Based on the current discussions, the anticipated amount of rent relief granted to the three tenants whose requests remain outstanding would equate to less than 1% of Griffin's total annual rental revenue. All other requests for rent relief were either denied by Griffin or the tenants withdrew their requests.

See Part II, Item 1A "Risk Factors" for further discussion of the possible impact of the COVID-19 pandemic on Griffin’s business.

2020 Second Quarter Compared to 2019 Second Quarter

Rental revenue increased to approximately $9.2 million in the 2020 second quarter from approximately $8.4 million in the 2019 second quarter, whereas revenue from property sales was approximately $0.1 million in the 2020 second quarter as compared to approximately $8.7 million in the 2019 second quarter. Accordingly, total revenue decreased to approximately $9.3 million in the 2020 second quarter from approximately $17.1 million in the 2019 second quarter.

Revenue from property sales of approximately $0.1 million in the 2020 second quarter reflected proceeds from the Florida Easement Sale. As costs related to that transaction were minimal, the pretax gain from the Florida Easement Sale was approximately $0.1 million. Revenue from property sales of approximately $8.7 million in the 2020 second quarter principally reflected approximately $7.7 million from the Simsbury Land Sale, which generated a pretax gain of approximately $7.4 million, and approximately $0.7 million from the sale of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”). Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

The approximately $0.8 million increase in rental revenue in the 2020 second quarter, as compared to the 2019 second quarter, principally reflected rental revenue of approximately $0.5 million from industrial/warehouse buildings that were added to Griffin’s portfolio subsequent to May 31, 2019, rental revenue of approximately $0.2 million from leasing first generation space in 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot building in the Lehigh Valley of Pennsylvania, which was completed in the three months ended November 30, 2018, and an increase of approximately $0.1 million of rental revenue from tenant expense reimbursements.

Summaries of the total square footage and leased square footage of Griffin’s industrial/warehouse buildings and Griffin’s total real estate portfolio are as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Warehouse Properties	Footage	Footage	Leased
As of May 31, 2019	3,645,000	3,441,000	94.4%
As of November 30, 2019	4,029,000	3,732,000	92.6%
As of May 31, 2020	4,206,000	3,966,000	94.3%

Total Portfolio
As of May 31, 2019	4,078,000	3,751,000	92.0%
As of November 30, 2019	4,462,000	4,034,000	90.4%
As of May 31, 2020	4,639,000	4,249,000	91.6%

The industrial/warehouse buildings added to Griffin’s portfolio subsequent to May 31, 2019 reflected the acquisition of three buildings aggregating approximately 277,000 square feet in Orlando, Florida and the completion of construction of two buildings aggregating approximately 283,000 square feet in the Charlotte, North Carolina area. Of the three industrial/warehouse buildings acquired in Orlando, Florida, 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot building acquired in the 2019 fourth quarter and 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot building acquired in the three months ended February 29, 2020 (the “2020 first quarter”), were both fully leased at the time of their acquisition, whereas 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot building acquired in the 2020 second quarter, was mostly vacant when acquired and remained as such as of May 31, 2020. Construction of the two industrial/warehouse buildings in the Charlotte, North Carolina area, 160 International Drive (“160 International”) and 180 International Drive (“180 International”), was completed in the 2019 fourth quarter. 160 International is approximately 147,000 square feet and was 71% leased as of May 31, 2020, whereas 180 International is approximately 136,000 square feet and was not leased as of May 31, 2020.

In the 2020 second quarter, Griffin entered into three new leases aggregating approximately 283,000 square feet of industrial/warehouse space and renewed two leases aggregating approximately 126,000 square feet of industrial/warehouse space. An existing industrial/warehouse tenant in the Lehigh Valley of Pennsylvania entered into both an early renewal of approximately 101,000 square feet and a new lease for an additional approximately 201,000 square feet, replacing a tenant that vacated as a result of an expiring lease. Additionally, an existing tenant in New England Tradeport (“NE Tradeport”), Griffin’s industrial park in Windsor and East Granby, Connecticut, entered into a lease to expand into an additional 59,000 square feet to replace a tenant vacating that space as a result of an expiring lease. The other new lease reflects a tenant that will relocate from approximately 11,000 square feet in one of Griffin’s office/flex buildings into approximately 22,000 square feet in NE Tradeport that was vacated on February 29, 2020 as a result of a lease expiration. Also in the 2020 second quarter, a lease aggregating approximately 24,000 square feet of industrial/warehouse space in NE Tradeport was renewed. As of May 31, 2020, Griffin’s thirty industrial/warehouse buildings comprised of approximately 2,052,000 square feet in the north submarket of Hartford, Connecticut, approximately 1,317,000 square feet in the Lehigh Valley, approximately 560,000 square feet in the Charlotte, North Carolina area and approximately 277,000 square feet in Orlando, Florida represented 91% of Griffin’s total real estate portfolio and were 94.3% leased. The percentage leased for stabilized2 industrial/warehouse properties was 99.7% as of May 31, 2020, as compared to 99.1% leased for stabilized industrial/warehouse properties as of February 29, 2020.

For Griffin’s office/flex portfolio, two leases aggregating approximately 17,000 square feet expired in the 2020 second quarter and were not renewed and a tenant that leased approximately 11,000 square feet of office/flex space agreed to relocate into an industrial/warehouse building in NE Tradeport, as discussed above. Griffin’s twelve office/flex buildings, which aggregate approximately 433,000 square feet and represent 9% of Griffin’s total real estate portfolio, were 65.2% leased as of May 31, 2020. Griffin’s total real estate portfolio of approximately 4,639,000 square feet was 91.6% leased as of May 31, 2020 (96.2% leased for stabilized properties), as compared to a portfolio of 4,570,000 square feet that was 92.7% leased as of February 29, 2020 (96.4% leased for stabilized properties).

2 Stabilized properties reflect buildings that have reached 90% leased or have been in-service for at least one year since development completion or acquisition date, whichever is earlier. Stabilized properties exclude 160 and 180 International Drive and 170 Sunport Lane.

Operating expenses of rental properties increased to approximately $2.5 million in the 2020 second quarter from approximately $2.4 million in the 2019 second quarter. Operating expenses of approximately $0.2 million related to the properties added to Griffin’s portfolio subsequent to May 31, 2019 were partially offset by a decrease of approximately $0.1 million in operating expenses for all other properties. The decrease in operating expenses for all properties in the portfolio in the 2020 second quarter reflected approximately $0.2 million from lower snow removal expenses in the 2020 second quarter, as compared to the 2019 second quarter, partially offset by an increase of approximately $0.1 million in real estate taxes in the 2020 second quarter, as compared to the 2019 second quarter.

Leasing NOI and Leasing NOI on a cash basis (“Cash Leasing NOI”)3 for Griffin’s industrial/warehouse properties and for Griffin’s total portfolio for the 2020 and 2019 second quarters were as follows:

	Industrial/Warehouse Properties		Total Portfolio
	2020	2019	2020	2019
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
Rental revenue	$ 7,665	$ 6,928	$ 9,214	$ 8,421
Operating expenses of rental properties	(1,807)	(1,658)	(2,470)	(2,419)
Leasing NOI	5,858	5,270	6,744	6,002
Noncash rental revenue including straight-line rents	(387)	(346)	(540)	(378)
Cash Leasing NOI	$ 5,471	$ 4,924	$ 6,204	$ 5,624

The increases in Leasing NOI and Cash Leasing NOI principally reflected the increases in rental revenue as a result of more space under lease in the 2020 second quarter, as compared to the 2019 second quarter, due mostly to the industrial/warehouse buildings added to Griffin’s portfolio subsequent to May 31, 2019, and to a lesser extent, from improved occupancy and increases in rental rates in Griffin’s other industrial/warehouse properties. See below for a reconciliation of Leasing NOI and Cash Leasing NOI to net income/(loss) reported in the Consolidated Financial Statements.

Depreciation and amortization expense increased to approximately $3.4 million in the 2020 second quarter from approximately $2.9 million in the 2019 second quarter principally reflecting depreciation and amortization expense on properties added to Griffin’s portfolio subsequent to the 2019 second quarter.

General and administrative expenses increased to approximately $2.4 million in the 2020 second quarter from approximately $1.8 million in the 2019 second quarter principally reflecting increases in legal and consulting fees, stock option expenses and all other general and administrative expenses of approximately $0.4 million, $0.1 million and $0.1 million, respectively. The increase in legal and consulting fees principally reflected expenses related to Griffin’s efforts to pursue conversion to a REIT. The increase in stock option expenses principally reflects the options granted to Gordon F. DuGan under the Chairmanship and Advisory Agreement (the “Advisory Agreement”) upon Mr. DuGan’s appointment as Chairman of the Board of Directors on March 3, 2020.

Operating income in the 2019 second quarter included a gain on an insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of an insurance claim for storm damage to the Florida Farm.

Interest expense increased to approximately $1.9 million in the 2020 second quarter from approximately $1.6 million in the 2019 second quarter principally reflecting an approximately $0.2 million increase as a result of a higher amount of debt outstanding in the 2020 second quarter, as compared to the 2019 second quarter, and an approximately $0.1 million increase from lower capitalized interest in the 2020 second quarter, as compared to the 2019 second quarter.

Investment income was minimal in the 2020 second quarter, as compared to approximately $0.1 million in the 2019 second quarter which reflects having fewer short-term investments (repurchase agreements with Webster Bank,

3 Cash Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

N.A. (“Webster Bank”) that are collateralized with securities issued by the United States Government or its sponsored agencies) in the 2020 second quarter, as compared to the 2019 second quarter.

The income tax benefit of approximately $0.2 million in the 2020 second quarter, as compared to an income tax provision of approximately $1.7 million in the 2019 second quarter, principally reflected a pretax loss of approximately $0.9 million in the 2020 second quarter versus pretax income of approximately $7.5 million in the 2019 second quarter.

2020 Six Month Period Compared to 2019 Six Month Period

Rental revenue increased to approximately $18.1 million in the 2020 six month period from approximately $16.9 million in the 2019 six month period, whereas revenue from property sales was approximately $0.9 million in the 2020 six month period, as compared to approximately $9.5 million in the 2019 six month period. Accordingly, total revenue decreased to approximately $19.0 million in the 2020 six month period from approximately $26.4 million in the 2019 six month period.

Revenue from property sales of approximately $0.9 million in the 2020 six month period reflected approximately $0.8 million from the 2020 Windsor Land Sale and approximately $0.1 million from the Florida Easement Sale. The 2020 Windsor Land Sale resulted in a pretax gain of approximately $0.6 million and the pretax gain on the Florida Easement Sale was approximately $0.1 million. Revenue from property sales of approximately $9.5 million in the 2019 six month period principally reflected approximately $7.7 million from the Simsbury Land Sale, which generated a pretax gain of approximately $7.4 million, and a total of approximately $1.6 million from the sales of the East Windsor Land and its development rights in two separate transactions. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

Rental revenue increased to approximately $18.1 million in the 2020 six month period from approximately $16.9 million in the 2019 six month period principally reflecting rental revenue of approximately $0.7 million from the industrial/warehouse buildings that were added to Griffin’s portfolio subsequent to May 31, 2019, rental revenue of approximately $0.3 million from leasing first generation space in 6975 Ambassador and rental revenue of approximately $0.2 million from leasing other previously vacant space.

Operating expenses of rental properties increased to approximately $5.3 million in the 2020 six month period from approximately $5.1 million in the 2019 six month period principally reflecting operating expenses of the industrial/warehouse buildings added to Griffin’s portfolio subsequent to May 31, 2019.

Leasing NOI and Leasing NOI on a cash basis for Griffin’s industrial/warehouse properties and for Griffin’s total portfolio for the 2020 and 2019 six month periods were as follows:

	Industrial/Warehouse Properties		Total Portfolio
	2020	2019	2020	2019
	Six Month	Six Month	Six Month	Six Month
	Period	Period	Period	Period
Rental revenue	$ 15,042	$ 13,847	$ 18,128	$ 16,858
Operating expenses of rental properties	(3,817)	(3,466)	(5,326)	(5,084)
Leasing NOI	11,225	10,381	12,802	11,774
Noncash rental revenue including straight-line rents	(707)	(959)	(1,052)	(1,008)
Cash Leasing NOI	$ 10,518	$ 9,422	$ 11,750	$ 10,766

The increases in Leasing NOI and Cash Leasing NOI principally reflected the increases in rental revenue as a result of more space under lease in the 2020 six month period, as compared to the 2019 six month period, due mostly to the industrial/warehouse buildings added to Griffin’s portfolio subsequent to May 31, 2019, and to a lesser extent, from improved occupancy and increases in rental rates in Griffin’s other industrial/warehouse properties. See below for a reconciliation of Leasing NOI and Cash Leasing NOI to net income/(loss) reported in the Consolidated Financial Statements.

Depreciation and amortization expense increased to approximately $6.6 million in the 2020 six month period from approximately $5.9 million in the 2019 six month period principally reflecting depreciation and amortization expense related to the industrial/warehouse properties added to Griffin’s portfolio subsequent to May 31, 2019.

General and administrative expenses increased to approximately $4.5 million in the 2020 six month period from approximately $3.9 million in the 2019 six month period principally reflecting increases in legal and consulting fees, stock option expenses and all other general and administrative expenses of approximately $0.5 million, $0.2 million and $0.2 million, respectively, partially offset by decreases of approximately $0.2 million related to Griffin’s non-qualified deferred compensation plan and approximately $0.1 million due to lower compensation expense. The increase in legal and consulting fees principally reflected expenses related to Griffin’s efforts to pursue conversion to a REIT. The increase in stock option expenses principally reflects the options granted to Gordon F. DuGan under the Advisory Agreement upon Mr. DuGan’s appointment as Chairman of the Board of Directors on March 3, 2020. The decrease in expenses related to the non-qualified deferred compensation plan reflected the effect of lower stock market performance on a lower level of participant balances in the 2020 six month period, as compared to the 2019 six month period, which resulted in a decrease in the non-qualified deferred compensation plan liability in the 2020 six month period, as compared to an increase in the non-qualified deferred compensation plan liability in the 2019 six month period. The lower compensation expense principally reflected the retirement of Frederick M. Danziger as Griffin’s Executive Chairman and the resignation of Griffin’s Director of Acquisitions in the three months ended August 31, 2019. Mr. Danziger remained as Non-executive Chairman through March 3, 2020, when Mr. DuGan was appointed as Chairman. Mr. Danziger remains a director on Griffin’s Board.

Operating income in the 2019 six month period also included a gain on insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of the insurance claim for storm damage to the Florida Farm.

Interest expense increased to approximately $3.7 million in the 2020 six month period from approximately $3.3 million in the 2019 six month period reflecting approximately $0.3 million as a result of a higher amount of debt outstanding in the 2020 six month period, as compared to the 2019 six month period, and approximately $0.1 million from lower capitalized interest in the 2020 six month period, as compared to the 2019 six month period.

Investment income was minimal in the 2020 six month period, as compared to approximately $0.2 million in the 2019 six month period reflecting having fewer short-term investments in the 2020 six month period, as compared to the 2019 six month period.

The income tax benefit of approximately $0.3 million in the 2020 six month period, as compared to an income tax provision of approximately $1.5 million in the 2019 six month period, principally reflected a pretax loss of approximately $1.3 million in the 2020 six month period versus pretax income of approximately $6.7 million in the 2019 six month period. The effective tax rate of 21.1% for the 2020 six month period reflected the federal statutory income tax rate adjusted for the effects of permanent differences and state income taxes. The effective tax rate in the 2020 six month period is based on management’s projections of pretax results and permanent differences for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Below is a reconciliation of Leasing NOI and Cash Leasing NOI to operating income and net income as reported in the consolidated financial statements:

	2020	2019	2020	2019
	Second	Second	Six Month	Six Month
	Quarter	Quarter	Period	Period
Net (loss) income	$ (693,000)	$ 5,819,000	$ (1,013,000)	$ 5,233,000
Income tax benefit (provision)	175,000	(1,683,000)	271,000	(1,503,000)
Pretax (loss) income	(868,000)	7,502,000	(1,284,000)	6,736,000
Exclude:
Investment income	(2,000)	(89,000)	(28,000)	(181,000)
Interest expense	1,899,000	1,618,000	3,691,000	3,268,000
Operating income	1,029,000	9,031,000	2,379,000	9,823,000
Exclude:
Gain on insurance recovery	-	(126,000)	-	(126,000)
Costs related to property sales	19,000	1,009,000	185,000	1,823,000
Depreciation and amortization expense	3,359,000	2,939,000	6,594,000	5,881,000
General and administrative expenses	2,438,000	1,809,000	4,495,000	3,899,000
Revenue from property sales	(101,000)	(8,660,000)	(851,000)	(9,526,000)
Leasing NOI	6,744,000	6,002,000	12,802,000	11,774,000
Noncash rental revenue including straight-line rents	(540,000)	(378,000)	(1,052,000)	(1,008,000)
Cash Leasing NOI	$ 6,204,000	$ 5,624,000	$ 11,750,000	$ 10,766,000

Leasing NOI	$ 6,744,000	$ 6,002,000	$ 12,802,000	$ 11,774,000
Exclude:
Rental revenue from non-industrial/warehouse properties	(1,549,000)	(1,493,000)	(3,086,000)	(3,011,000)
Operating expenses of non-industrial/warehouse properties	663,000	761,000	1,509,000	1,618,000
Leasing NOI of industrial/warehouse properties	5,858,000	5,270,000	11,225,000	10,381,000
Noncash rental revenue including straight-line rents of industrial/warehouse properties	(387,000)	(346,000)	(707,000)	(959,000)
Cash Leasing NOI for industrial/warehouse properties	$ 5,471,000	$ 4,924,000	$ 10,518,000	$ 9,422,000

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $2.8 million in the 2020 six month period, as compared to approximately $3.5 million in the 2019 six month period. The approximately $0.7 million decrease in net cash provided by operating activities in the 2020 six month period, as compared to the 2019 six month period, principally reflected an increase of approximately $0.7 million in cash used as a result of changes in assets and liabilities. The higher cash usage from changes in assets and liabilities was driven by a payment of approximately $1.9 million under Griffin’s non-qualified deferred compensation plan to Mr. Danziger in the 2020 six month period as a result of his retirement in fiscal 2019, partially offset by favorable changes aggregating approximately $1.2 million in other assets, accounts payable and accrued liabilities and deferred revenue. The cash generated from the increase in Leasing NOI was offset by higher general and administrative expenses and higher interest expense.

Net cash used in investing activities was approximately $18.6 million in the 2020 six month period, as compared to approximately $1.3 million in the 2019 six month period. The net cash used in investing activities in the 2020 six month period reflected: (a) cash payments of approximately $13.7 million for the acquisitions of 3320 Maggie and 170 Sunport; (b) cash payments of approximately $6.3 million for additions to real estate assets; and (c) cash payments of approximately $0.4 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.0 million from a decrease in short-term investments; and (e) cash proceeds of approximately $0.8 million from property sales.

The acquisitions of 3320 Maggie and 170 Sunport were each made utilizing a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended. As such, as of May 31, 2020, 3320 Maggie and 170 Sunport were in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchanges until subsequent sale transactions and the Reverse 1031 Like-Kind Exchanges are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to 3320 Maggie and 170 Sunport prior to the completion of each of the Reverse 1031 Like-Kind Exchanges. Accordingly, 3320 Maggie and 170 Sunport are included in Griffin’s consolidated financial statements as a consolidated variable interest entities until the legal title of each is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchanges.

The approximately $6.3 million of cash payments for additions to real estate assets in the 2020 six month period reflected the following:

Tenant and building improvements related to leasing	$4.0 million
New building construction (including site work)	$1.2 million
Development costs and infrastructure improvements	$1.1 million

Cash payments in the 2020 six month period for tenant and building improvements related to new leases signed in the latter part of fiscal 2019 and the 2020 six month period, with approximately $2.2 million of tenant and building improvements in the 2020 six month period related to leases of first generation space. Cash payments for new building construction (including site work) in the 2020 six month period reflected final payments of the construction costs for 160 International and 180 International, which were completed in the 2019 fourth quarter. Cash payments in the 2020 six month period for development costs and infrastructure improvements principally reflected planning and design costs related to: (i) the planned development of three industrial/warehouse buildings aggregating approximately 520,000 square feet on an approximately 44 acre parcel of undeveloped land in Charlotte, North Carolina that was purchased in fiscal 2019; and (ii) the planned development of an approximately 103,000 square foot industrial/warehouse building on an approximately 14 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019.

Cash payments of approximately $0.4 million in the 2020 six month period for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

The $1.0 million of cash from short-term investments in the 2020 six month period reflected the maturity of Griffin’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank, N.A. (“Webster Bank”). The approximately $0.8 million of cash proceeds from property sales in the 2020 six month period reflected the 2020 Windsor Land Sale and the Florida Easement Sale.

The net cash used in investing activities of approximately $1.3 million in the 2019 six month period reflected: (a) cash payments of approximately $7.5 million for additions to real estate assets; and (b) cash payments of approximately $0.3 million for deferred leasing costs and other uses; partially offset by (c) $5.0 million of cash from a decrease in short-term investments; and (d) net cash proceeds of approximately $9.2 million from property sales, partially offset by approximately $7.6 million of proceeds from property sales deposited into escrow at closing for the purchase of a replacement property for a 1031 Like-Kind Exchange.

The approximately $7.5 million of cash payments for additions to real estate assets in the 2019 six month period reflected the following:

New building construction (including site work)	$6.1 million
Tenant and building improvements related to leasing	$1.2 million
Development costs and infrastructure improvements	$0.2 million

Cash payments for new building construction (including site work) in the 2019 six month period included approximately $5.7 million for construction, on speculation, of 160 and 180 International. Cash payments for new building construction in the 2019 six month period also included a total of approximately $0.4 million for two industrial/warehouse buildings that were completed in the three months ended November 30, 2018. Cash payments for tenant and building improvements in the 2019 six month period were related to leases signed in the latter part of fiscal

2018 and fiscal 2019, with approximately $0.5 million of tenant and building improvements in the 2019 six month period related to leases of first generation space.

Cash payments of approximately $0.3 million for deferred leasing costs and other uses in the 2019 six month period reflected approximately $0.4 million of cash payments for lease commissions and other costs related to new and renewed leases, partially offset by approximately $0.1 million of cash received from the insurance settlement for storm damage to the Florida Farm.

Net cash provided by financing activities was approximately $13.9 million in the 2020 six month period, as compared to net cash used in financing activities of approximately $3.8 million in the 2019 six month period. The net cash provided by financing activities in the 2020 six month period reflected: (a) $21.5 million of proceeds from mortgage loans; (b) $2.5 million of proceeds from the sale of common stock under an agreement with Griffin’s newly elected Chairman (see below); and (c) approximately $0.1 million of proceeds from the exercise of stock options; partially offset by (d) approximately $5.4 million of principal payments on mortgage loans; (e) an approximately $2.5 million dividend payment on Griffin’s common stock that was declared in the 2019 fourth quarter and paid in the 2020 six month period; (f) approximately $1.8 million for a net repayment under Griffin’s line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank; and (g) approximately $0.4 million of payments for debt issuance costs.

Proceeds from mortgage loans in the 2020 six month period reflected a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”), and a $6.5 million nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank. On December 20, 2019, two wholly owned subsidiaries of Griffin entered into the 2019 Webster Mortgage, collateralized by 7466 Chancellor, that has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2019 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2019 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2019 Webster Mortgage at 3.60% for the entire loan term. Approximately $5.9 million of the proceeds from the 2019 Webster Mortgage were used to repay Webster Bank for the borrowing under the Acquisition Credit Line that was used to finance a portion of the purchase price of 7466 Chancellor (see below).

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

The approximately $5.4 million of principal payments on mortgage loans in the 2020 six month period reflected the repayment of the mortgage loan on 871 Nestle Way and a total of approximately $2.2 million of recurring principal payments on Griffin’s nonrecourse mortgage loans. The approximately $1.8 million net repayment on revolving lines of credit in the 2020 six month period reflected the repayment of the approximately $5.9 million that was outstanding on the Acquisition Credit Line as of November 30, 2019, representing the amount that was drawn to finance a portion of the purchase price of 7466 Chancellor, partially offset by $4.1 million borrowed on the Acquisition Credit Line in the 2020 first quarter that was used to finance a portion of the purchase price of 3320 Maggie.

The net cash used in financing activities in the 2019 six month period reflected: (a) an approximately $2.3 million dividend payment on Griffin’s common stock that was declared in the 2018 fourth quarter and paid in the 2019 first quarter; and (b) approximately $1.9 million of recurring principal payments on mortgage loans; partially offset by (c) proceeds of approximately $0.1 million from the exercise of stock options; and (d) approximately $0.3 million of proceeds from the construction to permanent mortgage loan (the “2019 State Farm Loan”) with State Farm that provided a significant portion of the funds for the construction of 220 Tradeport Drive, an approximately 234,000 square foot industrial/warehouse building in NE Tradeport, and tenant improvements related to the full building lease of that building. On August 1, 2019, Griffin converted the 2019 State Farm Loan to a $14.1 million nonrecourse permanent mortgage that matures on April 1, 2034. The interest rate on the 2019 State Farm Loan is 4.51% with monthly principal payments based on a twenty-five-year amortization schedule.

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

In the 2020 six month period, Griffin’s Board of Directors approved a plan for Griffin to pursue conversion to a real estate investment trust (“REIT”) for federal income tax purposes. At Griffin’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”), amendments to Griffin’s bylaws and Griffin’s reincorporation from Delaware to Maryland were approved by Griffin’s stockholders, essentially enabling Griffin to continue to pursue its conversion to a REIT. If successful in the conversion process, Griffin may elect REIT status for federal income tax purposes commencing with the taxable year beginning January 1, 2021. In connection with the REIT conversion, Griffin would be required to distribute its accumulated earnings and profits (the “E&P Distribution”) to stockholders. Griffin currently estimates the range of its required E&P Distribution to be approximately $14.0 million to $19.0 million. Griffin’s actual E&P Distribution may vary depending on a number of items, including the occurrence and timing of certain transactions and Griffin’s actual results through December 31, 2020. Griffin intends for the E&P Distribution to be paid out in a combination of at least 20% in cash and up to 80% in Griffin Common Stock. The Company continues to evaluate the appropriate timing for conversion to a REIT.

On March 4, 2020, Griffin announced its intention to offer for sale its two multi-story office buildings (“5 and 7 Waterside”) in Griffin Center in the greater Hartford, Connecticut area. However, as a result of the current market conditions caused by the COVID-19 pandemic, Griffin has suspended its efforts to sell 5 and 7 Waterside. Griffin expects to resume its efforts to sell 5 and 7 Waterside when Griffin believes that the market environment for such sale is more stable.

On March 3, 2020, Gordon F. DuGan was appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into the Advisory Agreement whereby Mr. DuGan also agreed to serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) an non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Plan”); and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”).

On March 9, 2020, Griffin completed the sale of 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, for cash proceeds of approximately $2.5 million, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and Griffin.

On June 30, 2020, a wholly-owned subsidiary of Griffin (the “Borrower”) closed on a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank for $5.1 million. The 2020 Webster Mortgage is collateralized by 3320 Maggie, which was acquired on February 18, 2020. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4.1 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie.

On June 24, 2020, Griffin entered into a Purchase and Sale Agreement (the “Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre site in the Lehigh Valley of Pennsylvania for the intended development of an approximately 150,000 square foot industrial/warehouse building. A closing on the land acquisition contemplated by the Allentown Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of the land that would be acquired. There is no guarantee that the land acquisition as contemplated under the Allentown Purchase Agreement will be completed under its current terms, or at all.

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

As of May 31, 2020, Griffin had cash and cash equivalents of approximately $4.0 million. Management believes that its cash and cash equivalents as of May 31, 2020, cash generated from leasing operations and property sales, and borrowing capacity under the Webster Credit Line and the Acquisition Credit Line will be sufficient to meet its working capital requirements, to make other investments in real estate assets, and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of property sales pursuant to certain option agreements; completion of property sales under agreement; anticipated closing dates of such sales and Griffin’s plans with regard to the foregoing properties; the potential sale of 5 and 7 Waterside; potential vacancies in Griffin’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf and anticipated use of any future proceeds from the ATM program; Griffin’s anticipated future liquidity and capital expenditures; completion of a sale of the Meadowood Land; conversion to a REIT, the estimated range of the E&P Distribution, expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” in Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019 filed with the SEC on February 13, 2020 and under the heading Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Griffin’s business, financial condition, results of operations or stock price may be impacted by the outbreak of COVID-19 and such impact could be materially adverse.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. During and subsequent to the 2020 six month period, the world has been impacted by the spread of this virus, which has caused global business disruptions and significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. Like many other companies, due to government mandates, we have instructed our employees to work from home, where possible, or not report to work, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, operations and systems. The extent to which the coronavirus pandemic ultimately impacts our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the impact on our employees; any other operational disruptions or difficulties we may face; the effect on our tenants and their businesses; the ability of tenants to pay their rent; any closures of our tenants’ facilities, including, without limitation, due to shutdowns that may be requested or mandated by governmental authorities; the ability of prospective tenants to inspect vacant space in our buildings; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
4.1	Description of Capital Stock	10-K	001-12879	4.1	2/13/20
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.75†	Chairmanship and Advisory Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.76	Stock Purchase Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.77	Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.78	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.79	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.80	Letter Agreement between Webster Bank, N.A. and Griffin Industrial Realty, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: July 9, 2020	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: July 9, 2020	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Principal Accounting Officer