Form 10-Q
period 2020-08-31
GRIFFIN INDUSTRIAL REALTY, INC.
filed 2020-10-08
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2020

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

Number of shares of Common Stock outstanding at October 6, 2020: 5,657,302

GRIFFIN INDUSTRIAL REALTY, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Aug. 31, 2020	Nov. 30, 2019
ASSETS
Real estate assets at cost, net	$247,311	$238,614
Cash and cash equivalents	27,767	5,874
Real estate assets held for sale	6,920	2,137
Deferred income taxes	5,022	3,281
Short-term investments	—	1,011
Other assets	23,109	17,578
Total assets	$310,129	$268,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$162,211	$142,575
Deferred revenue	11,538	10,918
Revolving lines of credit	—	5,875
Accounts payable and accrued liabilities	4,108	4,318
Dividend payable	—	2,538
Other liabilities	24,248	11,509
Total liabilities	202,105	177,733
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 6,270,826 and 5,668,043 shares issued, respectively, and 5,657,302 and 5,075,120 shares outstanding, respectively	62	57
Additional paid-in capital	137,967	113,256
(Deficit) retained earnings	(735)	919
Accumulated other comprehensive loss, net of tax	(7,862)	(3,141)
Treasury stock, at cost, 613,524 and 592,923 shares, respectively	(21,408)	(20,329)
Total stockholders' equity	108,024	90,762
Total liabilities and stockholders' equity	$310,129	$268,495

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
Rental revenue	$9,575	$8,600	$27,703	$25,458
Revenue from property sales	288	302	1,139	9,828
Total revenue	9,863	8,902	28,842	35,286

Operating expenses of rental properties	2,595	2,483	7,921	7,567
Depreciation and amortization expense	3,594	2,925	10,188	8,806
General and administrative expenses	2,290	1,668	6,785	5,567
Costs related to property sales	129	176	314	1,999
Total expenses	8,608	7,252	25,208	23,939

Gain on insurance recovery	—	—	—	126
Operating income	1,255	1,650	3,634	11,473

Interest expense	(1,776)	(1,508)	(5,467)	(4,776)
Change in fair value of financial instruments	(414)	—	(414)	—
Investment income	3	61	31	242
(Loss) income before income tax benefit (provision)	(932)	203	(2,216)	6,939
Income tax benefit (provision)	291	814	562	(689)
Net (loss) income	$(641)	$1,017	$(1,654)	$6,250

Basic net (loss) income per common share	$(0.12)	$0.20	$(0.32)	$1.23

Diluted net (loss) income per common share	$(0.12)	$0.20	$(0.32)	$1.23

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
Net (loss) income	$(641)	$1,017	$(1,654)	$6,250

Other comprehensive loss, net of tax:
Reclassifications included in net (loss) income	400	6	739	74
Unrealized loss on cash flow hedges	(196)	(2,645)	(5,460)	(6,899)
Total other comprehensive income (loss), net of tax	204	(2,639)	(4,721)	(6,825)
Total comprehensive loss	$(437)	$(1,622)	$(6,375)	$(575)

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended August 31, 2020 and 2019

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at May 31, 2020	5,724,070	$57	$116,096	$(94)	$(8,066)	$(20,329)	$87,664
Stock-based compensation expense	—	—	125	—	—	—	125
Exercise of stock options, including shares tendered related to stock options exercised	42,166	—	1,209	—	—	(1,079)	130
Sale of common stock	504,590	5	20,537	—	—	—	20,542
Net loss	—	—	—	(641)	—	—	(641)
Total other comprehensive income, net of tax	—	—	—	—	204	—	204
Balance at August 31, 2020	6,270,826	$62	$137,967	$(735)	$(7,862)	$(21,408)	$108,024

Balance at May 31, 2019	5,665,544	$57	$113,111	$5,022	$(1,791)	$(20,329)	$96,070
Stock-based compensation expense	—	—	21	—	—	—	21
Net income	—	—	—	1,017	—	—	1,017
Total other comprehensive loss, net of tax	—	—	—	—	(2,639)	—	(2,639)
Balance at August 31, 2019	5,665,544	$57	$113,132	$6,039	$(4,430)	$(20,329)	$94,469

For the Nine Months Ended August 31, 2020 and 2019

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2019	5,668,043	$57	$113,256	$919	$(3,141)	$(20,329)	$90,762
Stock-based compensation expense	—	—	385	—	—	—	385
Exercise of stock options, including shares tendered related to stock options exercised	44,900	—	1,289	—	—	(1,079)	210
Sale of common stock	557,883	5	23,037	—	—	—	23,042
Net loss	—	—	—	(1,654)	—	—	(1,654)
Total other comprehensive loss, net of tax	—	—	—	—	(4,721)	—	(4,721)
Balance at August 31, 2020	6,270,826	$62	$137,967	$(735)	$(7,862)	$(21,408)	$108,024

Balance at November 30, 2018	5,635,706	$56	$112,071	$(211)	$2,395	$(19,483)	$94,828
Stock-based compensation expense	—	—	205	—	—	—	205
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	29,838	1	856	—	—	(846)	11
Net income	—	—	—	6,250	—	—	6,250
Total other comprehensive loss, net of tax	—	—	—	—	(6,825)	—	(6,825)
Balance at August 31, 2019	5,665,544	$57	$113,132	$6,039	$(4,430)	$(20,329)	$94,469

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Operating activities:
Net (loss) income	$(1,654)	$6,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,188	8,806
Noncash rental revenue including straight-line rents	(1,798)	(1,329)
Gain on sales of properties	(825)	(7,829)
Deferred income taxes	(562)	689
Change in fair value of financial instruments	414	—
Stock-based compensation expense	385	205
Amortization of debt issuance costs	321	211
Other	—	(182)
Changes in assets and liabilities:
Other assets	(3,525)	(2,405)
Accounts payable and accrued liabilities	953	(355)
Deferred revenue	1,847	2,409
Other liabilities	(1,423)	213
Net cash provided by operating activities	4,321	6,683

Investing activities:
Acquisitions of land and buildings	(13,670)	—
Additions to real estate assets	(10,172)	(21,805)
Deferred leasing costs and other	(1,212)	(462)
Proceeds from sales of properties, net of expenses	1,094	9,475
Changes in short-term investments, net	1,011	7,989
Proceeds from sales of properties deposited in escrow	—	(2,217)
Net cash used in investing activities	(22,949)	(7,020)

Financing activities:
Proceeds from sale of common stock	27,281	—
Proceeds from mortgage loans	26,600	1,265
Principal payments on mortgage loans	(6,650)	(2,896)
Net repayments on revolving lines of credit	(5,875)	—
Dividends paid to stockholders	(2,538)	(2,279)
Proceeds from sale of warrants	2,018	—
Payment of debt issuance costs	(525)	(33)
Proceeds from exercise of stock options	210	98
Net cash provided by (used in) financing activities	40,521	(3,845)
Net increase (decrease) in cash and cash equivalents	21,893	(4,182)
Cash and cash equivalents at beginning of period	5,874	8,592
Cash and cash equivalents at end of period	$27,767	$4,410

See Notes to Consolidated Financial Statements.

GRIFFIN INDUSTRIAL REALTY, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

Griffin Industrial Realty, Inc. ("Griffin") is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time and the use of which is not consistent with Griffin's core development and leasing strategy.

Griffin’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. Griffin consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if Griffin is the primary beneficiary of a variable interest entity (“VIE”). There have been no VIEs in which Griffin is not a primary beneficiary.

Griffin may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Griffin retains essentially all of the legal and economic benefits and obligations related to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange. As such, a Parked Property is included in Griffin’s consolidated financial statements as a consolidated VIE until legal title is transferred to Griffin upon completion of the Reverse 1031 Like-Kind Exchange.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative financial instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Griffin considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At August 31, 2020 and November 30, 2019, $27,561 and $4,299, respectively, of the cash and cash equivalents included on Griffin’s consolidated balance sheets were held in cash equivalents. Griffin’s short-term investments at November 30, 2019 were comprised of repurchase agreements with Webster Bank, N.A. (“Webster

Bank”) that were collateralized with securities issued by the United States Government or its sponsored agencies and were accounted for as held-to-maturity securities under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature. As of August 31, 2020, Griffin did not have any short-term investments.

As of August 31, 2020, Griffin was a party to thirteen interest rate swap agreements to hedge its interest rate exposures. Griffin does not use derivatives for speculative purposes. Griffin applies FASB ASC 815-10, “Derivatives and Hedging,” (“ASC 815-10”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815-10 requires Griffin to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815-10 and reflected in the carrying values of the interest rate swap agreements on Griffin’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of August 24, 2020, between Griffin and CM Change Industrial LP (“Cambiar”), an investment entity managed by Cambiar Management LLC, Griffin, among other things, issued a Warrant (as defined below) to Cambiar to acquire 504,590 shares of Griffin’s common stock, par value $0.01 per share (the “Common Stock”) (as exercised, collectively, the “Warrant Shares”) as part of a private placement of Common Stock to raise capital (see note 2). Griffin applied ASC 815-10 to the Warrant and it is being classified as a derivative liability on Griffin’s consolidated balance sheet. The Warrant was initially recorded at its fair value and will be reported at fair value at each subsequent reporting date. Changes in the fair value of the Warrant are included in change in fair value of financial instruments on Griffin’s consolidated statement of operations.

The results of operations for the three months ended August 31, 2020 (the “2020 third quarter”) and the nine months ended August 31, 2020 (the “2020 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended August 31, 2019 are referred to herein as the “2019 third quarter” and “2019 nine month period,” respectively. Certain amounts from the 2019 nine month period have been reclassified to conform to the current fiscal period’s presentation.

COVID-19

During and subsequent to the 2020 nine month period, the world has been impacted by the spread of the coronavirus (COVID-19), which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic impacts Griffin’s business, operations, liquidity and financial results will depend on numerous evolving factors that Griffin is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on Griffin’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact Griffin’s business, financial condition, results of operations or stock price.

During the 2020 third quarter, COVID-19 did not have a material impact on Griffin’s rent collections. Griffin collected 99.9% of rent during each month in the 2020 third quarter, inclusive of rent relief. Griffin entered into agreements with two tenants that granted rent relief aggregating approximately 0.5% of Griffin’s anticipated total annual rental revenue for the fiscal year ending November 30, 2020. The much larger of these two tenants is a subsidiary of a Fortune 500 company and the rent relief was granted as part of an early 5-year renewal of that tenant’s lease that was executed subsequent to August 31, 2020. Griffin did not receive any new requests for rent relief from April 30, 2020 through the end of the 2020 third quarter, and none of the requests received prior to April 30, 2020 remain outstanding.

Subsequent to the end of the 2020 third quarter, one tenant that leases approximately 59,000 square feet in one of Griffin’s industrial/warehouse buildings in Connecticut requested rent relief under its lease that expires on December 31, 2020. The tenant has paid all rent through September 30, 2020, however, as of the date of this filing, Griffin has not determined if it will grant any rent relief in connection with such request. The lease for approximately 59,000 square feet will not be renewed, as Griffin previously entered into a lease agreement with the adjoining tenant in the same building, whereby the adjoining tenant has agreed to expand into that space after December 31, 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for Griffin in the fiscal year ending November 30, 2021. Early adoption is permitted upon issuance for any removed or modified disclosures. Griffin does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU No. 2020-06 modifies and simplifies accounting for convertible instruments. The new guidance eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU No. 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU No. 2020-06 will become effective for Griffin in the fiscal year ending November 30, 2023. Early adoption is permitted, but no earlier than Griffin’s fiscal year ending November 30, 2022. Griffin is currently assessing the impact of ASU No. 2020-06 on its consolidated financial statements.

There are various other Updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. Griffin does not expect the application of any of these other Updates to have an impact on its consolidated financial statements.

2. Private Placement

On August 24, 2020, pursuant to the Securities Purchase Agreement, Griffin: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant ( the “Warrant”) to Cambiar to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Cambiar paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of $27,248, before expenses of $449. Pursuant to the Securities Purchase Agreement, for so long as Cambiar owns shares of Common Stock constituting more than 4.9% of Griffin’s Common Stock issued and outstanding, Cambiar will have the right to designate one member (the “Purchaser Nominee”) to Griffin’s Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders. Until the one-year anniversary of the date of the Securities Purchase Agreement, Cambiar may not transfer any of the shares of Common Stock without Griffin’s prior written consent.

Subject to certain customary exceptions set forth in the Securities Purchase Agreement, Cambiar and its affiliates are prohibited from, among other things: (i) acquiring securities or assets of Griffin; (ii) effecting a tender offer, merger, acquisition, business combination, exchange offer, recapitalization, restructuring, liquidation, dissolution or similar transaction of Griffin; (iii) making or participating in any proxy solicitation relating to the election of directors that has not been approved by the independent directors of Griffin; and (iv) seeking to control or influence the management or policies of Griffin, in each case, until the later of (x) twenty-four months following the date of the Securities Purchase Agreement and (y) such time as Cambiar is no longer entitled to nominate a Purchaser Nominee to Griffin’s Board of Directors.

On August 24, 2020, Griffin and Cambiar also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Cambiar is entitled to a one-time cash payment in the event that Griffin’s volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Cambiar in respect of each common share (the “Common Shares Purchase Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Cambiar is entitled to a one-time cash payment per contingent value right (“CVR”) calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed $2,523, which is 10% of the total paid by Cambiar to purchase the Common Stock.

The Warrant is exercisable from the date of issuance and has a term of three years. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrant is subject to appropriate adjustments in the event of certain stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. Upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of Common Stock in such fundamental transaction is greater or less than the Exercise Price. In addition, if such Fundamental Transaction occurs prior to the one-year anniversary of the date of the Warrant, and the price per share of one share of Common Stock in such Fundamental Transaction is less than the Exercise Price, or if it is greater than the Exercise Price but less than the purchase price paid by the holder per Warrant Share, then the holder will be entitled to receive up to an amount equal to the purchase price paid by the holder per Warrant Share in respect of any unexercised portion of the Warrant.

The holder will not be entitled to exercise any portion of the Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder of the Warrant (together with its affiliates) to exceed 9.90% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. However, the holder may increase or decrease such percentage to any other percentage not in excess of 19.90% upon at least 61 days’ prior notice from the holder to Griffin, subject to the terms of the Warrant.

Both the Warrant and the CVRs are derivative financial instruments and reported as liabilities at their fair values on Griffin’s consolidated balance sheet as of August 31, 2020 (see Notes 3 and 9). Although the fair value of the

Warrant was $5,410 as of August 31, 2020, the maximum amount that Griffin would be required to pay if the Warrant were to be settled in cash is $2,018.

3.    Fair Value

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include Griffin’s interest rate swap agreements (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, Griffin has categorized these derivative instruments as Level 2 within the fair value hierarchy. Level 2 assets at November 30, 2019 also included Griffin’s short-term investments in repurchase agreements with Webster Bank (see Note 1). The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of August 31, 2020, Griffin’s consolidated balance sheet includes the Warrant liability and CVR liability related to the private placement on August 24, 2020 (see Notes 2 and 9). Griffin derived these values based on the Cox-Ross-Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, Griffin recognized these liabilities as Level 3 within the fair value hierarchy and they will be measured on a recurring basis.

During the 2020 nine month period, Griffin did not transfer any assets or liabilities into or out of Levels 1 or 2. The following are Griffin’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	August 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$9,952	$—
Common stock warrant liability	$—	$—	$5,410
Contingent value rights liability	$—	$—	$1,261

November 30, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$4,052	$—

The carrying and estimated fair values of Griffin’s financial instruments are as follows:

	Fair Value	August 31, 2020		November 30, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$27,767	$27,767	$5,874	$5,874
Short-term investments	2	$—	$—	$1,011	$1,011
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$162,211	$165,586	$142,575	$145,235
Revolving lines of credit	2	$—	$—	$5,875	$5,875
Interest rate swap liabilities	2	$9,952	$9,952	$4,052	$4,052
Warrant liability	3	$5,410	$5,410	$—	$—
Contingent value rights liability	3	$1,261	$1,261	$—	$—

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The amount included in the consolidated financial statements for the revolving lines of credit approximated their fair values because of their variable interest rates. The fair values of the mortgage loans, net of debt issuance costs, are estimated based on current rates offered to Griffin for similar debt of the same remaining maturities and, additionally, Griffin considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of Griffin for liabilities.

The fair value of the Warrant liability was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the Warrant liability is as follows:

Warrant
Liability
Expected volatility	38.56%
Risk free interest rates	0.18%
Expected term (in years)	3
Annual dividend yield	1.29%

Fair Value of
Derivative
Warrant Liability
Initial fair value at inception	$4,915
Change in fair value	495
Balance at August 31, 2020	$5,410

The fair value of the CVR liability was estimated using a Monte Carlo simulation valuation methodology. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the CVR liability is as follows:

Contingent Value
Rights Liability
Expected volatility	53.53%
Risk free interest rates	0.14%
Expected term (in years)	1
Annual dividend yield	2.0%

Fair Value of
Contingent Value
Rights Liability
Initial fair value at inception	$1,342
Change in fair value	(81)
Balance at August 31, 2020	$1,261

4.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Aug. 31, 2020	Nov. 30, 2019
Land		$33,485	$30,750
Land improvements	10 to 30 years	45,673	40,992
Buildings and improvements	10 to 40 years	236,482	220,086
Tenant improvements	Shorter of useful life or terms of related lease	35,100	30,318
Machinery and equipment	3 to 20 years	10,958	7,557
Construction in progress		3,954	3,542
Development costs		5,111	10,404
		370,763	343,649
Accumulated depreciation		(123,452)	(105,035)
		$247,311	$238,614

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
Depreciation expense	$3,063	$2,583	$8,893	$7,773

Capitalized interest	$79	$160	$79	$289

Real estate assets held for sale consist of:

	Aug. 31, 2020	Nov. 30, 2019
Land	$518	$323
Land improvements	269	388
Buildings and improvements	—	417
Development costs	6,133	1,009
	$6,920	$2,137

On March 9, 2020, Griffin, through a consolidated VIE, purchased 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot industrial/warehouse building in Orlando, Florida for $5,749, including acquisition costs. Griffin provided all of the funding to the VIE to purchase 170 Sunport and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative fair value basis. Of the $5,749 purchase price, $5,678 represented the relative fair value of real estate assets and $71 represented the relative fair value of the acquired intangible asset, comprised of the value of leases in-place. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and land improvements that are being depreciated over a period of fifteen years. The intangible assets are being amortized over the term of the leases.

On February 18, 2020, Griffin, through a consolidated VIE, purchased 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/warehouse building in Orlando, Florida for $7,921, including acquisition costs. Griffin provided all of the funding to the VIE to purchase 3320 Maggie and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative fair value basis. Of the $7,921 purchase price, $7,941 represented the relative fair value of real estate assets, $770 represented the relative fair value of the acquired intangible asset and $790 represented the relative fair value of the acquired intangible liability, comprised of the value of the below market lease at the time of acquisition (see Note 9). The intangible asset is included in other assets and the intangible liability is included in other liabilities on Griffin’s consolidated balance sheet. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and tenant improvements that are being depreciated over a period of seven years. The intangible liability is being amortized over the term of the lease.

The acquisitions of 170 Sunport and 3320 Maggie were each made utilizing a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Code. As Griffin did not complete the sale transactions contemplated under the Reverse 1031 Like-Kind Exchanges prior to August 31, 2020, the legal titles of 170 Sunport and 3320 Maggie were transferred from the qualified intermediary to Griffin. As Griffin retained essentially all of the legal and economic benefits and obligations related to 170 Sunport and 3320 Maggie from the date they were acquired, 170 Sunport and 3320 Maggie were included in Griffin’s consolidated financial statements as consolidated variable interest entities from the dates they were acquired through the expiration of the Reverse 1031 Like-Kind Exchanges.

In the 2020 nine month period, real estate assets held for sale increased by $4,783, reflecting: (a) an increase of $6,064 from real estate assets transferred into real estate assets held for sale as a result of entering into agreements to sell such real estate; partially offset by (b) a decrease of $1,084 from real estate assets held for sale being transferred back into real estate assets, as a result of the termination of agreements to sell such real estate assets; and (c) a reduction of $197 for property sales that closed. The real estate assets held for sale that were returned to real estate assets in the 2020 nine month period were Griffin’s farm in Quincy, Florida and the small restaurant building in Griffin Center in Windsor, Connecticut.

5.    Mortgage Loans

Griffin’s mortgage loans consist of:

	Aug. 31, 2020	Nov. 30, 2019
4.72%, due October 3, 2022 *	$4,096	$4,174
4.39%, due January 2, 2025 *	18,653	19,101
4.17%, due May 1, 2026 *	12,827	13,115
3.79%, due November 17, 2026 *	24,158	24,701
4.39%, due August 1, 2027 *	9,839	10,034
3.97%, due September 1, 2027	11,498	11,673
4.57%, due February 1, 2028 *	17,747	18,069
5.09%, due July 1, 2029	5,374	5,725
5.09%, due July 1, 2029	3,765	4,011
3.60%, due January 2, 2030 *	6,406	—
3.48%, due February 1, 2030	14,810	—
3.50%, due July 1, 2030 *	5,089	—
4.33%, due August 1, 2030	16,366	16,634
4.51%, due April 1, 2034	13,795	14,030
3.91%, due January 27, 2020 *	—	3,206
Nonrecourse mortgage loans	164,423	144,473
Debt issuance costs	(2,212)	(1,898)
Nonrecourse mortgage loans, net of debt issuance costs	$162,211	$142,575

*Variable rate loans. Griffin has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

Griffin’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.19% and 4.31% as of August 31, 2020 and November 30, 2019, respectively. As of August 31, 2020, Griffin was a party to thirteen interest rate swap agreements related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. Griffin accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). No ineffectiveness on the cash flow hedges was recognized as of August 31, 2020, and none is anticipated over the term of the agreements. Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2020 and 2019 nine month periods, Griffin recognized losses, included in other comprehensive income, before taxes of $5,900 and $8,800, respectively, on its interest rate swap agreements. As of August 31, 2020, $1,999 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of August 31, 2020, the net fair value of Griffin’s interest rate swap agreements was a liability of $9,952, which is included in other liabilities on Griffin’s consolidated balance sheet.

On December 20, 2019, two wholly-owned subsidiaries of Griffin (the “2019 Borrowers”) entered into a nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank for $6,500. The 2019 Webster Mortgage is collateralized by 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/warehouse building in Orlando, Florida, that was acquired on October 25, 2019. The 2019 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2019 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2019 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2019 Webster Mortgage at 3.60% for the entire loan term. $5,875 of the proceeds from the 2019 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line (as defined below) that was used to finance a portion of the purchase price of 7466 Chancellor (see Note 6).

Under the terms of the 2019 Webster Mortgage, the 2019 Borrowers must maintain a minimum debt service coverage ratio (the “DSCR”), calculated by dividing the trailing twelve months net operating income of 7466 Chancellor by the debt service on the 2019 Webster Mortgage for the DSCR test period, as further described under the terms of the 2019 Webster Mortgage, equal to or greater than 1.25 times, and the Loan to Value Ratio (as defined and further described under the 2019 Webster Mortgage) may not exceed 67.5%. The terms of the 2019 Webster Mortgage require that commencing on January 1, 2023, an annual amount equal to a total of $1.00 per square foot shall be deposited by the

2019 Borrowers into an escrow account with Webster Bank until such escrow account balance reaches $200. Subject to certain terms and conditions under the 2019 Webster Mortgage, (i) the funds in the escrow account may be released by Webster Bank upon extension of 7466 Chancellor’s existing lease, or entry into any other Approved Lease (as defined and further described under the 2019 Webster Mortgage) on terms and conditions acceptable to Webster Bank or (ii) a portion of the funds in the escrow account may be released by Webster Bank for tenant improvements and lease commissions related to Approved Leases. In the event that the existing tenant of 7466 Chancellor does not exercise its renewal option, Webster Bank will sweep 100% of the building’s net cash flow (as defined and further described under the 2019 Webster Mortgage) during the six months prior to the tenant’s lease expiration. Such funds will be held by Webster Bank as additional collateral against the 2019 Webster Mortgage and may be released by Webster Bank for tenant improvements and lease commissions related to replacement tenant(s). Any remaining balance in such account will be released by Webster Bank after (i) all the space currently occupied by the existing tenant is re-leased by Griffin or (ii) one or more tenants occupying space in 7466 Chancellor generate rental income equal to, or greater than, the amount being received as of December 20, 2019.

On January 23, 2020, two wholly-owned subsidiaries of Griffin closed on a nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company for $15,000. The 2020 State Farm Mortgage is collateralized by two industrial/warehouse buildings, 6975 Ambassador Drive and 871 Nestle Way, each in the Lehigh Valley of Pennsylvania, that aggregate approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. $3,191 of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On June 30, 2020, a wholly-owned subsidiary of Griffin (the “2020 Borrower”) closed on a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank for $5,100. The 2020 Webster Mortgage is collateralized by 3320 Maggie, which was acquired on February 18, 2020. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4,100 of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see Note 6).

Under the terms of the 2020 Webster Mortgage, the 2020 Borrower must maintain a minimum debt service coverage ratio (the “DSCR”), calculated by dividing the trailing twelve months net operating income of 3320 Maggie by the debt service on the 2020 Webster Mortgage for the DSCR test period, as further described under the terms of the 2020 Webster Mortgage, equal to or greater than 1.25 times, and the Loan to Value Ratio (as defined and further described under the 2020 Webster Mortgage) may not exceed 65%. The terms of the 2020 Webster Mortgage require that commencing on January 1, 2024, an annual amount equal to a total of $1.00 per square foot shall be deposited by the 2020 Borrower into an escrow account with Webster Bank until such escrow account balance reaches $300. Subject to certain terms and conditions under the 2020 Webster Mortgage, (i) the funds in the escrow account may be released by Webster Bank upon extension of 3320 Maggie’s existing lease, or entry into any other Approved Lease (as defined and further described under the 2020 Webster Mortgage) on terms and conditions acceptable to Webster Bank, in each case for a term that runs for a minimum of one year beyond the maturity date of the 2020 Webster Mortgage, or (ii) a portion of the funds in the escrow account may be released by Webster Bank for tenant improvements and lease commissions related to Approved Leases.

6.     Revolving Credit Agreements

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

The Webster Credit Line is collateralized by Griffin’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut and an approximately 31,000 square foot industrial/warehouse building in Bloomfield, Connecticut. As of August 31, 2020, there were no borrowings against the Webster Credit Line, however, the Webster Credit Line secured certain unused standby letters of credit aggregating $484 that are related to Griffin's development activities.

On June 30, 2020, in connection with the 2020 Webster Mortgage, Griffin and Webster Bank entered into a letter agreement (the “Side Note”) amending the Webster Credit Line. Under the terms of the Side Note, an amount equal to one year’s debt service ($306) on the 2020 Webster Mortgage will be carved out and not available to be borrowed (the “Holdback”) under the Webster Credit Line. If the debt service is not paid on the 2020 Webster Mortgage, Webster Bank would be able to advance funds from the Webster Credit Line as needed to make monthly payments of debt service under the 2020 Webster Mortgage. The provisions regarding the Holdback expire on September 30, 2021, the maturity date of the Webster Credit Line, and any extension to the maturity date of the Webster Credit Line will not apply to the Holdback.

Griffin also has a credit line of $15,000 with Webster Bank that is to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021 with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account the then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, Griffin has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, Griffin must maintain (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of Griffin’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0.

At November 30, 2019, $5,875 was outstanding under the Acquisition Credit Line for the purchase in October 2019 of 7466 Chancellor, which was repaid on December 20, 2019 using the proceeds from the 2019 Webster Mortgage (see Note 5). On February 14, 2020, Griffin borrowed $4,100 for the purchase of 3320 Maggie at an average interest rate of 3.79%. On June 30, 2020, that outstanding balance was repaid using the proceeds from the 2020 Webster Mortgage (see Note 5). As of August 31, 2020, there was no outstanding balance under the Acquisition Credit Line.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
Net (loss) income	$(641)	$1,017	$(1,654)	$6,250

Weighted average shares outstanding for computation of basic per share results	5,179,000	5,073,000	5,126,000	5,068,000
Incremental shares from assumed exercise of Griffin stock options (a)	—	40,000	—	34,000
Adjusted weighted average shares for computation of diluted per share results	5,179,000	5,113,000	5,126,000	5,102,000

(a)	Incremental shares from the assumed exercise of Griffin stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2020 third quarter and 2020 nine month period would have been 76,000 and 60,000, respectively. For the 2020 third quarter and 2020 nine month period, there was a Warrant for the purchase of 504,590 shares of Common Stock that was anti-dilutive.

Sale of Common Stock

On August 24, 2020 Griffin sold Common Stock pursuant to the Securities Purchase Agreement (see Note 2).

On March 3, 2020, Gordon F. DuGan was appointed to serve as a Director of Griffin, effective immediately. Mr. DuGan was also appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into a Chairmanship and Advisory Agreement (the “Advisory Agreement”), on March 3, 2020, whereby Mr. DuGan agreed to also serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the 2009 Stock Option Plan (see Griffin Stock Option Plans below) and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the 2020 Incentive Award (see Griffin Stock Option Plans below).

On March 9, 2020, Griffin completed the sale of 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, for cash proceeds of $2,500, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and Griffin.

Universal Shelf Filing/At-the-Market Equity Offering Program

On April 11, 2018, Griffin filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, Griffin may offer and sell up to $50,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, debt securities, units or any combination of such securities during the three year period that commenced upon the Universal Shelf becoming effective on April 25, 2018. Under the Universal Shelf, Griffin may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. On May 10, 2018, Griffin filed a prospectus supplement with the SEC under which it may issue and sell, from time to time, up to an aggregate of $30,000 of its Common Stock under an “at-the-market” equity offering program (the “ATM Program”) through Robert W. Baird & Co. Incorporated (“Baird”), as sales agent. Under a sales agreement with Baird, Griffin will set the parameters for the sales of its Common Stock under the ATM Program, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales of shares may not be made. Sales of Common Stock, if any, under the ATM Program would be made in offerings as defined in Rule 415 of the Securities Act of 1933, as amended. In addition, with the prior consent of Griffin, Baird may also sell shares in privately negotiated transactions. Griffin expects to use net proceeds, if any, from the ATM Program for acquisitions of target properties consistent with Griffin’s investment strategies, repayment of debt and general corporate purposes. If Griffin obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If Griffin incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict Griffin’s operations.

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors were fully exercisable immediately upon the date of the option grant. Stock options issued to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at August 31, 2020 may be exercised as stock appreciation rights.

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

The following options were granted by Griffin under the 2020 Incentive Award Plan and the 2009 Stock Option Plan:

For the Nine Months Ended
	Aug. 31, 2020		Aug. 31, 2019
		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17	5,946	$12.87

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Expected volatility	29.7 - 30.3%	30.9%
Risk free interest rates	0.5 - 0.9%	2.3%
Expected option term (in years)	8.5	8.5
Annual dividend yield	1.3%	1.2%

Number of option holders at August 31, 2020	29

Compensation expense and related tax benefits for stock options were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
Compensation expense	$125	$21	$385	$205

Related tax benefit	$26	$9	$69	$35

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of August 31, 2020, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2020	$124
Fiscal 2021	$442
Fiscal 2022	$377
Fiscal 2023	$244
Fiscal 2024	$120
Fiscal 2025	$23

A summary of Griffin’s stock option activity is as follows:

	For the Nine Months Ended
	August 31, 2020		August 31, 2019
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	189,822	$28.23	224,001	$28.20
Granted	111,258	$45.72	5,946	$36.99
Exercised	(44,900)	$28.73	(29,838)	$28.71
Forfeited	—	$—	(7,788)	$32.62
Outstanding at end of period	256,180	$35.74	192,321	$28.21

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Vested and Nonvested Options	August 31, 2020	Exercise Price	(in years)	Value
$23.00 - $28.00	110,972	$26.75	5.4	$2,933
$28.00 - $32.00	21,978	$30.02	4.6	509
$32.00 - $47.00	123,230	$44.84	9.3	1,027
	256,180	$35.74	7.2	$4,469

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Nine Months Ended
	Aug. 31, 2020	Aug. 31, 2019
Balance at beginning of period	$(3,141)	$2,395
Other comprehensive loss before reclassifications	(5,460)	(6,899)
Amounts reclassified	739	74
Net activity for other comprehensive loss	(4,721)	(6,825)
Balance at end of period	$(7,862)	$(4,430)

Changes in accumulated other comprehensive loss are as follows:

	For the Three Months Ended
	August 31, 2020			August 31, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$506	$(106)	$400	$8	$(2)	$6

Change in other comprehensive loss:
Decrease in fair value of Griffin’s cash flow hedges	(248)	52	(196)	(3,443)	798	(2,645)

Other comprehensive income (loss)	$258	$(54)	$204	$(3,435)	$796	$(2,639)

	For the Nine Months Ended
	August 31, 2020			August 31, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$935	$(196)	$739	$96	$(22)	$74

Change in other comprehensive loss:
Decrease in fair value of Griffin’s cash flow hedges	(6,835)	1,375	(5,460)	(8,896)	1,997	(6,899)

Other comprehensive loss	$(5,900)	$1,179	$(4,721)	$(8,800)	$1,975	$(6,825)

Cash Dividend

Griffin did not declare a cash dividend in the 2020 nine month period or the 2019 nine month period. During the 2020 nine month period, Griffin paid $2,538 for the cash dividend declared in the fiscal 2019 fourth quarter. During the 2019 nine month period, Griffin paid $2,279 for the cash dividend declared in the fiscal 2018 fourth quarter.

8.     Leases

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

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of August 31, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements:

Balance of fiscal 2020	$6,793
2021	26,925
2022	21,355
2023	17,990
2024	15,495
Later years	35,364
$123,922

In fiscal 2016, Griffin entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to Griffin.

Upon adoption of ASC 842 on December 1, 2019, Griffin, as lessee, recognized two ROU assets aggregating $858 and lease liabilities aggregating $858 for operating leases it had previously entered into, the New York Office Lease and a lease for office equipment. Griffin adopted the practical expedient for not separating lease components from non-lease components. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on Griffin’s consolidated balance sheet. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. These lease agreements do not provide a readily determinable implicit rate nor is it available to Griffin from its lessors, therefore, Griffin utilized its incremental borrowing rate of 3.5% at the time of adoption in order to discount lease payments to present value. These lease agreements do not contain any significant residual value guarantees or restrictive covenants. The lease costs are allocated over the remaining lease terms on a straight-line basis. Expense related to operating leases was $104 in the 2020 nine month period. The weighted average remaining lease term for Griffin’s operating leases as of August 31, 2020, was 6.1 years.

Maturities of lease liabilities as of August 31, 2020 are as follows:

Balance of Fiscal 2020	$34
Fiscal 2021	136
Fiscal 2022	143
Fiscal 2023	141
Fiscal 2024	140
Thereafter	269
Total undiscounted payments	863
Less: imputed interest	(88)
Present value of minimum lease payments	$775

9.    Supplemental Financial Statement Information

Short-Term Investments

At August 31, 2020, Griffin did not have any short-term investments. At November 30, 2019, Griffin’s short-term investments of $1,011 consisted of repurchase agreements accounted for as held-to-maturity securities under ASC 320 on its consolidated balance sheet. The repurchase agreements were with Webster Bank and were collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Other Assets

Griffin's other assets are comprised of the following:

	Aug. 31, 2020	Nov. 30, 2019
Deferred rent receivable	$6,284	$5,740
Deferred leasing costs, net	4,964	4,468
Prepaid expenses	4,868	2,926
Intangible assets, net	2,308	1,907
Accounts receivable (primarily leases)	2,184	904
Right-of-use assets	744	—
Mortgage escrows	293	515
Registration statement costs	281	281
Furniture, fixtures and equipment, net	198	193
Deposits	150	234
Deferred financing costs related to revolving lines of credit	146	256
Other	689	154
Total other assets	$23,109	$17,578

Accounts Payable and Accrued Liabilities

Griffin's accounts payable and accrued liabilities are comprised of the following:

	Aug. 31, 2020	Nov. 30, 2019
Trade payables	$1,248	$295
Accrued construction costs and retainage	628	1,849
Accrued interest payable	610	568
Accrued salaries, wages and other compensation	562	863
Accrued lease commissions	281	223
Other	779	520
Total accounts payable and accrued liabilities	$4,108	$4,318

Other Liabilities

Griffin's other liabilities are comprised of the following:

	Aug. 31, 2020	Nov. 30, 2019
Interest rate swap liabilities	$9,952	$4,052
Warrant liability	5,410	—
Deferred compensation plan	3,899	5,593
Contingent value rights liability	1,261	—
Prepaid rent from tenants	1,253	1,013
Lease liabilities	775	—
Intangible liability, net	733	—
Security deposits of tenants	691	538
Conditional asset retirement obligations	171	171
Other	103	142
Total other liabilities	$24,248	$11,509

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $1,221 in the 2020 nine month period and increased by $1,483 in the 2019 nine month period.

Griffin maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees. In the 2020 nine month period, the liability for the Deferred Compensation Plan was reduced by $1,927 for a payment made to Frederick M. Danziger, Griffin’s former Executive Chairman, as a result of his retirement in fiscal 2019.

In the 2020 nine month period, Griffin received 20,601 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price related to those stock options. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $1,079, and did not affect Griffin’s cash.

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

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
Aug. 31, 2020	Aug. 31, 2019	Aug. 31, 2020	Aug. 31, 2019
$1,750	$1,609	$5,183	$4,828

Income Taxes

Griffin’s income tax benefit was $562 in the 2020 nine month period as compared to an income tax provision of $689 in the 2019 nine month period. The 2020 nine month period income tax benefit included a benefit of $368, adjusted for permanent differences, related to the 2020 nine month period pretax loss of $2,216, reflecting an effective tax rate of 16.6% and an income tax benefit of $194 for the exercise of stock options.

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

The effective tax rate in the 2020 nine month period is based on management’s projections of pretax results and permanent differences for the balance of the year. To the extent that actual results differ from current projections, the effective income tax rate may change.

Griffin’s federal income tax returns for fiscal 2017, fiscal 2018 and fiscal 2019 are open to examination by the Internal Revenue Service.

10.    Commitments and Contingencies

As of August 31, 2020, Griffin had committed purchase obligations of approximately $8,030, principally related to the construction of an approximately 103,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania, as well as improvements of its real estate assets.

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. The purchase price has a range of a minimum of $6,000 to a maximum of $7,950 based upon the projected amount of electricity to be generated from the site. The buyer may extend the option period for another two years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the sale of land as contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres (the “Meadowood Land”) of Griffin’s approved but unbuilt residential development, Meadowood, in Simsbury, Connecticut. For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5,400, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land contemplated under the Meadowood Option Agreement will be completed under its current terms, or at all.

On June 24, 2020, Griffin entered into a Purchase and Sale Agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3,100, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania. On August 27, 2020, Griffin entered into a Purchase and Sale Agreement (the “Second

Allentown Purchase Agreement”) to acquire, for a purchase price of $1,100, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of an approximately 210,000 square foot industrial/warehouse building on the land parcels that would be acquired. There is no guarantee that the land acquisitions as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be completed under their current terms, or at all.

On July 17, 2020, Griffin entered into a Purchase and Sale Agreement (the “Orlando Purchase Agreement”) to acquire, for a purchase price of $5,250, an approximately 14 acre parcel of undeveloped land in Orlando, Florida. Closing on the land acquisition contemplated under the Orlando Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of two industrial/warehouse buildings totaling approximately 195,000 square feet on the land parcel that would be acquired. There is no guarantee that the land acquisition as contemplated under the Orlando Purchase Agreement will be completed under its current terms, or at all.

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

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Griffin has evaluated all events or transactions occurring after August 31, 2020, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended August 31, 2020, other than the disclosures herein.

On September 21, 2020, Griffin entered into an Agreement to Purchase and Sell 5 and 7 Waterside Crossing (the “Waterside Sale Agreement”), to sell, for a purchase price of $6,250, its two multi-story office buildings in Griffin Center aggregating approximately 161,000 square feet. Completion of this transaction is subject to the buyer’s satisfactory completion of due diligence. If Griffin were to complete the sale of 5 and 7 Waterside Crossing based on the current terms of the Waterside Sale Agreement, Griffin would incur a loss on sale of approximately $1,700. There is no guarantee that the sale as contemplated under the Waterside Sale Agreement will be completed under its current terms, or at all.

On September 28, 2020, Griffin entered into a Purchase and Sale Agreement (the “55 GRS Agreement”) to sell, for a purchase price of $1,400, its approximately 40,000 square foot office/flex building at 55 Griffin Road South in Griffin Center South. Completion of this transaction is subject to the buyer’s satisfactory completion of due diligence. If Griffin were to complete the sale of 55 Griffin Road South based on the current terms of the 55 GRS Agreement, such transaction would result in a pretax gain of approximately $1,000. There is no guarantee that the sale as contemplated under the 55 GRS Agreement will be completed under its current terms, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Griffin Industrial Realty, Inc. (“Griffin”) is a real estate business principally engaged in developing, acquiring, managing and leasing industrial/warehouse properties. Griffin seeks to add to its industrial/warehouse property portfolio through the acquisition and development of land or the purchase of buildings in select markets targeted by Griffin. Griffin also owns several office/flex properties and undeveloped land. Periodically, Griffin may sell certain of its real estate assets that it has owned for an extended time and the use of which is not consistent with Griffin’s core focus on industrial/warehouse properties.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Griffin regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and the valuation of derivative instruments. Griffin bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Griffin may differ materially and adversely from Griffin’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by Griffin in the preparation of its financial statements for the three months and nine months ended August 31, 2020 are consistent with those used by Griffin to prepare its consolidated financial statements for fiscal 2019.

Summary

For the three months ended August 31, 2020 (the “2020 third quarter”), Griffin incurred a net loss of approximately $0.6 million, as compared to net income of approximately $1.0 million for the three months ended August 31, 2019 (the “2019 third quarter”). The net loss in the 2020 third quarter, as compared to net income in the 2019 third quarter, principally reflected an approximately $0.4 million decrease in operating income, an approximately $0.4 million expense for the change in the fair value of financial instruments in the 2020 third quarter, an approximately $0.3 million increase in interest expense and an approximately $0.5 million decrease in the income tax benefit in the 2020 third quarter, as compared to the 2019 third quarter.

The approximately $0.4 million decrease in operating income in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected: (a) increases of approximately $0.7 million and approximately $0.6 million in depreciation and amortization expense and general and administrative expenses, respectively, in the 2020 third quarter, as compared to the 2019 third quarter; partially offset by (b) an approximately $0.9 million increase in net operating income from leasing (“Leasing NOI”)1, which Griffin defines as rental revenue less operating expenses of rental properties in the 2020 third quarter, as compared to the 2019 third quarter.

The increase in Leasing NOI in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected higher rental revenue as a result of more space being under lease in the 2020 third quarter than the 2019 third quarter, driven by rental revenue from three industrial/warehouse buildings in Orlando, Florida that were acquired subsequent to August 31, 2019, an industrial/warehouse building in the Charlotte, North Carolina area that was completed and partially leased subsequent to August 31, 2019 and, to a lesser extent, improved occupancy in Griffin’s

1Leasing NOI is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

other industrial/warehouse buildings. The higher depreciation and amortization expense in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected depreciation and amortization expense on the buildings that were added to Griffin’s real estate portfolio subsequent to August 31, 2019. The higher general and administrative expenses in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected expenses incurred in connection with Griffin’s previously announced potential conversion to a real estate investment trust (“REIT”). The higher interest expense in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected the higher amount of mortgage loans outstanding and higher borrowings under Griffin’s credit lines in the 2020 third quarter, as compared to the 2019 third quarter. The change in the fair value of financial instruments in the 2020 third quarter reflected the change in fair value of the Warrant (as defined below) and the conditional value rights (“CVR”) liabilities from August 24, 2020, the date they were issued, through the end of the 2020 third quarter. The lower income tax benefit in the 2020 third quarter, as compared to the 2019 third quarter, reflected the inclusion in the 2019 third quarter of an approximately $0.9 million tax benefit as a result of a change in Connecticut’s tax law in 2019, partially offset by the effect of the pretax loss of approximately $0.9 million in the 2020 third quarter, as compared to pretax income of approximately $0.2 million in the 2019 third quarter.

For the nine months ended August 31, 2020 (the “2020 nine month period”), Griffin incurred a net loss of approximately $1.7 million, as compared to net income of approximately $6.3 million for the nine months ended August 31, 2019 (the “2019 nine month period”). The net loss in the 2020 nine month period, as compared to net income in the 2019 nine month period, principally reflected an approximately $7.8 million decrease in operating income, an approximately $0.7 million increase in interest expense, an approximately $0.4 million expense for the change in the fair value of financial instruments in the 2020 nine month period and an approximately $0.2 million decrease in investment income in the 2020 nine month period, as compared to the 2019 nine month period, partially offset by an approximately $0.6 million income tax benefit in the 2020 nine month period, as compared to an approximately $0.7 million income tax expense in the 2019 nine month period.

The approximately $7.8 million decrease in operating income in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected: (a) a decrease of approximately $7.0 million of gain on property sales in the 2020 nine month period, as compared to the 2019 nine month period; (b) increases of approximately $1.4 million and approximately $1.2 million in depreciation and amortization expense and general and administrative expenses, respectively, in the 2020 nine month period, as compared to the 2019 nine month period; and (c) an approximately $0.1 million gain from an insurance recovery in the 2019 nine month period; partially offset by (d) an approximately $1.9 million increase in Leasing NOI in the 2020 nine month period, as compared to the 2019 nine month period.

The increase in Leasing NOI in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected higher rental revenue as a result of more space being under lease in the 2020 nine month period than the 2019 nine month period, driven by rental revenue from the three industrial/warehouse buildings in Orlando, Florida that were acquired subsequent to August 31, 2019, the industrial/warehouse building in the Charlotte, North Carolina area that was completed and partially leased subsequent to August 31, 2019 and, to a lesser extent, an increase in space under lease in Griffin’s other existing industrial/warehouse properties. The lower gain from property sales in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected the pretax gain of approximately $7.4 million from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”) in the 2019 nine month period.

The higher depreciation and amortization expense in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected depreciation and amortization expense on the buildings that were added to Griffin’s real estate portfolio subsequent to August 31, 2019. The higher general and administrative expenses in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected expenses incurred in connection with Griffin’s potential conversion to a REIT. The gain from an insurance recovery in the 2019 nine month period reflected the settlement of an insurance claim for storm damage to Griffin’s nursery farm in Quincy, Florida (the “Florida Farm”). The higher interest expense in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected the higher amount of mortgage loans outstanding in the 2020 nine month period, as compared to the 2019 nine month period. The income tax benefit in the 2020 nine month period, as compared to the income tax expense in the 2019 nine month period, reflected the pretax loss of approximately $2.2 million in the 2020 nine month period, as compared to pretax income of approximately $6.9 million in the 2019 nine month period, partially offset by the inclusion in the 2019 nine month period of a $0.9 million income tax benefit that resulted from of a change in Connecticut tax law.

Results of Operations

Impact of Covid-19

During and subsequent to the 2020 nine month period, the world has been impacted by the spread of the coronavirus (COVID-19), which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic impacts Griffin’s business, operations, liquidity and financial results will depend on numerous evolving factors that Griffin is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on Griffin’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact Griffin’s business, financial condition, results of operations or stock price.

During the 2020 third quarter, COVID-19 did not have a material impact on Griffin’s rent collections. Griffin collected 99.9% of rent during each month in the 2020 third quarter, inclusive of rent relief. Griffin entered into agreements with two tenants that granted rent relief aggregating approximately 0.5% of Griffin’s anticipated total annual rental revenue for the fiscal year ending November 30, 2020. The much larger of these two tenants is a subsidiary of a Fortune 500 company and the rent relief was granted as part of an early 5-year renewal of that tenant’s lease that was executed subsequent to August 31, 2020. Griffin did not receive any new requests for rent relief from April 30, 2020 through the end of the 2020 third quarter, and none of the requests received prior to April 30, 2020 remain outstanding.

Subsequent to the end of the 2020 third quarter, one tenant that leases approximately 59,000 square feet in one of Griffin’s industrial/warehouse buildings in Connecticut requested rent relief under its lease that expires on December 31, 2020. The tenant has paid all rent through September 30, 2020, however, as of the date of this filing, Griffin has not determined if it will grant any rent relief in connection with such request. The lease for approximately 59,000 square feet will not be renewed, as Griffin previously entered into a lease agreement with the adjoining tenant in the same building, whereby the adjoining tenant has agreed to expand into that space after December 31, 2020.

See Part II, Item 1A "Risk Factors" for further discussion of the possible impact of the COVID-19 pandemic on Griffin’s business.

2020 Third Quarter Compared to 2019 Third Quarter

Rental revenue increased to approximately $9.6 million in the 2020 third quarter from approximately $8.6 million in the 2019 third quarter, whereas revenue from property sales was approximately $0.3 million in both the 2020 third quarter and the 2019 third quarter, respectively. Accordingly, total revenue increased to approximately $9.9 million in the 2020 third quarter from approximately $8.9 million in the 2019 third quarter.

Revenue from property sales of approximately $0.3 million in the 2020 third quarter was from the sale of several small parcels of residential land. Revenue from property sales of approximately $0.3 million in the 2019 third quarter was from the sale of two small parcels of residential land and the sale of air rights of certain land parcels in New England Tradeport, Griffin’s industrial park in Windsor and East Granby, Connecticut (“NE Tradeport”). The pretax gain on property sales (revenue from property sales less costs related to property sales) was approximately $0.2 million in the 2020 third quarter, as compared to approximately $0.1 million in the 2019 third quarter. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

The approximately $1.0 million increase in rental revenue in the 2020 third quarter, as compared to the 2019 third quarter, principally reflected rental revenue of approximately $0.6 million from the industrial/warehouse buildings that were added to Griffin’s portfolio subsequent to August 31, 2019, rental revenue of approximately $0.2 million from leasing first generation space in 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot building in the Lehigh Valley of Pennsylvania, which was completed in the fiscal year ended November 30, 2018 (“fiscal 2018”), and an increase of approximately $0.2 million of rental revenue from tenant expense reimbursements.

Summaries of the total square footage and leased square footage of Griffin’s industrial/warehouse buildings and Griffin’s total real estate portfolio are as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Warehouse Properties	Footage	Footage	Leased
As of August 31, 2019	3,645,000	3,527,000	96.8%
As of November 30, 2019	4,029,000	3,732,000	92.6%
As of August 31, 2020	4,206,000	3,966,000	94.3%

Total Portfolio
As of August 31, 2019	4,078,000	3,830,000	93.9%
As of November 30, 2019	4,462,000	4,034,000	90.4%
As of August 31, 2020	4,639,000	4,246,000	91.5%

The increase in square footage subsequent to August 31, 2019 reflected the acquisition of three industrial/warehouse buildings aggregating approximately 277,000 square feet in Orlando, Florida and the completion of construction of two buildings aggregating approximately 283,000 square feet in the Charlotte, North Carolina area. Of the three industrial/warehouse buildings acquired in Orlando, Florida, 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot building acquired in the three months ended November 30, 2019 (the “2019 fourth quarter”) and 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot building acquired in the three months ended February 29, 2020 (the “2020 first quarter”), were both fully leased when they were acquired, whereas 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot building acquired in the three months ended May 31, 2020 (the “2020 second quarter”), was mostly vacant when acquired and remained as such through August 31, 2020. Construction of the two industrial/warehouse buildings in the Charlotte, North Carolina area, 160 International Drive (“160 International”) and 180 International Drive (“180 International”), was completed in the 2019 fourth quarter. 160 International is approximately 147,000 square feet and was 71% leased as of August 31, 2020, whereas 180 International is approximately 136,000 square feet and was not leased as of August 31, 2020.

Griffin did not enter into any new leases for vacant space in the 2020 third quarter but did enter into three lease extensions for approximately 83,000 square feet of industrial/warehouse space. Approximately 79,000 square feet of the 83,000 square feet renewed was in NE Tradeport. One of these leases was an early 10-year, 5-month extension of approximately 40,000 square feet leased as production and distribution space to an international quick service restaurant chain and the other was an early 2-year extension of approximately 39,000 square feet of distribution space leased to one of the largest e-commerce providers of home furnishings. The third renewal was for a 3-year extension of a smaller tenant in 170 Sunport. As of August 31, 2020, Griffin’s thirty industrial/warehouse buildings comprised of approximately 2,052,000 square feet in the north submarket of Hartford, Connecticut, approximately 1,317,000 square feet in the Lehigh Valley, approximately 560,000 square feet in the Charlotte, North Carolina area and approximately 277,000 square feet in Orlando, Florida represented 91% of Griffin’s total real estate portfolio and were 94.3% leased. The percentage leased for stabilized2 industrial/warehouse properties was 99.7% as of August 31, 2020, the same percentage as of May 31, 2020.

In Griffin’s office/flex portfolio, one lease was extended for a term of 5 years and 1 month, in exchange for the tenant’s reduction in premises from approximately 4,500 square feet to approximately 2,200 square feet. Griffin’s twelve office/flex buildings, which aggregate approximately 433,000 square feet and represent 9% of Griffin’s total real estate portfolio, were 64.7% leased as of August 31, 2020, as compared to 65.2% leased as of May 31, 2020. Griffin’s total real estate portfolio of approximately 4,639,000 square feet was 91.5% leased as of August 31, 2020 (96.2% leased for stabilized properties), as compared to 91.6% leased as of May 31, 2020 (96.2% leased for stabilized properties).

Operating expenses of rental properties increased to approximately $2.6 million in the 2020 third quarter from approximately $2.5 million in the 2019 third quarter. The increase in operating expenses of rental properties reflected expenses related to the properties that were added to Griffin’s portfolio subsequent to August 31, 2019. Operating expenses related to all other properties were essentially unchanged in the 2020 third quarter, as compared to the 2019 third quarter.

2 Stabilized properties reflect buildings that have reached 90% leased or have been in-service for at least one year since development completion or acquisition date, whichever is earlier. Stabilized properties exclude 160 and 180 International Drive and 170 Sunport Lane.

Leasing NOI and Leasing NOI on a cash basis (“Cash Leasing NOI”)3 for Griffin’s industrial/warehouse properties and for Griffin’s total portfolio for the 2020 and 2019 third quarters were as follows:

	Industrial/Warehouse Properties		Total Portfolio
	2020	2019	2020	2019
	Third	Third	Third	Third
	Quarter	Quarter	Quarter	Quarter
Rental revenue	$ 7,994,000	$ 6,962,000	$ 9,575,000	$ 8,600,000
Operating expenses of rental properties	(1,807,000)	(1,650,000)	(2,595,000)	(2,483,000)
Leasing NOI	6,187,000	5,312,000	6,980,000	6,117,000
Noncash rental revenue including straight-line rents	(690,000)	(283,000)	(746,000)	(321,000)
Cash Leasing NOI	$ 5,497,000	$ 5,029,000	$ 6,234,000	$ 5,796,000

The increases in Leasing NOI and Cash Leasing NOI principally reflected the increases in rental revenue as a result of more space under lease in the 2020 third quarter, as compared to the 2019 third quarter, due mostly to the industrial/warehouse buildings added to Griffin’s portfolio subsequent to August 31, 2019, and to a lesser extent, from more space under lease and increases in rental rates in Griffin’s other industrial/warehouse properties in the 2020 third quarter, as compared to the 2019 third quarter. See below for a reconciliation of Leasing NOI and Cash Leasing NOI to net income/(loss) reported in the Consolidated Financial Statements.

The increase in depreciation and amortization expense to approximately $3.6 million in the 2020 third quarter, from approximately $2.9 million in the 2019 third quarter, principally reflected depreciation and amortization expense on the industrial/warehouse properties added to Griffin’s portfolio subsequent to August 31, 2019.

The increase in general and administrative expenses to approximately $2.3 million in the 2020 third quarter, from approximately $1.7 million in the 2019 third quarter, principally reflected: (a) an approximately $0.2 million increase in expense related to Griffin’s non-qualified deferred compensation plan; (b) an approximately $0.2 million increase in legal and consulting fees; (c) an increase of approximately $0.1 million in stock option expense; and (d) an increase of approximately $0.1 million in all other general and administrative expenses. The expense increase related to Griffin’s non-qualified deferred compensation plan reflected the effect on participant balances of higher stock market performance in the 2020 third quarter, as compared to the 2019 third quarter, which resulted in a greater increase in the non-qualified deferred compensation plan liability in the 2020 third quarter than the 2019 third quarter. The increase in legal and consulting fees principally reflected expenses related to Griffin’s efforts to pursue a potential conversion to a REIT. The increase in stock option expenses principally reflected the options granted to Gordon DuGan under the Chairmanship and Advisory Agreement (the “Advisory Agreement”) upon Mr. DuGan’s appointment as Chairman of the Board of Directors on March 3, 2020.

The increase in interest expense to approximately $1.8 million in the 2020 third quarter, from approximately $1.5 million in the 2019 third quarter, principally reflected approximately $0.2 million as a result of a higher amount of debt outstanding in the 2020 third quarter, as compared to the 2019 third quarter, and approximately $0.1 million from lower capitalized interest in the 2020 third quarter, as compared to the 2019 third quarter. The higher amount of debt in the 2020 third quarter, as compared to the 2019 third quarter, reflected borrowings to finance a portion of the cost to purchase the industrial/warehouse buildings in Orlando, Florida that were acquired subsequent to August 31, 2019. The lower amount of capitalized interest in the 2020 third quarter, as compared to the 2019 third quarter, reflected interest capitalized in the 2019 third quarter related to the construction of 160 International and 180 International, which were completed in the 2019 fourth quarter.

The expense for the change in the fair value of financial instruments of approximately $0.4 million in the 2020 third quarter reflected the changes in fair value of the Warrant liability and the CVR liability from August 24, 2020, the date they were issued, through the end of the 2020 third quarter.

3 Cash Leasing NOI, which Griffin defines as rental revenue less operating expenses of rental properties and noncash rental revenue including straight-line rents, and is not a financial measure in conformity with U.S. GAAP. It is presented because Griffin believes it is a useful financial indicator for measuring results of its real estate leasing activities. However, it should not be considered as an alternative to operating income as a measure of operating results in accordance with U.S. GAAP.

Investment income was minimal in the 2020 third quarter, as compared to approximately $0.1 million in the 2019 third quarter. In 2019 third quarter, Griffin had approximately $9.0 million of short-term investments (repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that were collateralized with securities issued by the United States Government or its sponsored agencies). Griffin did not have any short-term investment in the 2020 third quarter.

The decrease in the income tax benefit to approximately $0.3 million in the 2020 third quarter, from approximately $0.8 million in the 2019 third quarter, principally reflected the inclusion in the 2019 third quarter of an approximately $0.9 million tax benefit from a reduction to the valuation allowance on Connecticut state deferred tax assets as a result of a change in Connecticut’s state tax law whereby the capital based tax is being phased out, partially offset by the effect of a tax benefit on the 2020 third quarter pretax loss of approximately $0.9 million, versus a tax expense on the 2019 third quarter pretax income of approximately $0.2 million.

2020 Nine Month Period Compared to 2019 Nine Month Period

Rental revenue increased to approximately $27.7 million in the 2020 nine month period from approximately $25.5 million in the 2019 nine month period, whereas revenue from property sales was approximately $1.1 million in the 2020 nine month period, as compared to approximately $9.8 million in the 2019 nine month period. Accordingly, total revenue decreased to approximately $28.8 million in the 2020 nine month period from approximately $35.3 million in the 2019 nine month period.

Revenue from property sales of approximately $1.1 million in the 2020 nine month period reflected approximately $0.8 million from the sale of approximately seven acres of undeveloped land in Windsor, Connecticut (the “2020 Windsor Land Sale”) that was completed in the 2020 first quarter, approximately $0.1 million from the sale, to a local utility company, of an easement (the “Florida Easement Sale”) on a small area of the Florida Farm and approximately $0.3 million from the sale of several small residential land parcels in Connecticut in the 2020 third quarter. These transactions resulted in an aggregate pretax gain of approximately $0.8 million in the 2020 nine month period. Revenue from property sales of approximately $9.8 million in the 2019 nine month period principally reflected: (a) approximately $7.7 million from the Simsbury Land Sale; (b) a total of approximately $1.6 million from the sales of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions; and (c) approximately $0.5 million from several smaller land sales. These property sales resulted in an aggregate pretax gain of approximately $7.8 million in the 2019 nine month period. Property sales occur periodically and year to year changes in revenue from property sales may not be indicative of any trends in Griffin’s real estate business.

The approximately $2.2 million increase in rental revenue in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected rental revenue of approximately $1.3 million from the industrial/warehouse buildings that were added to Griffin’s portfolio subsequent to August 31, 2019, rental revenue of approximately $0.5 million from leasing first generation space in 6975 Ambassador, an increase of approximately $0.3 million from tenant expense reimbursements and other rental revenue and approximately $0.1 million from leasing other previously vacant space, net of rental revenue lost from leases that expired and were not renewed.

The approximately $0.4 million increase in operating expenses of rental properties in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected operating expenses of the industrial/warehouse buildings that were added to Griffin’s portfolio subsequent to August 31, 2019.

Leasing NOI and Cash Leasing NOI for Griffin’s industrial/warehouse properties and for Griffin’s total portfolio for the 2020 and 2019 nine month periods were as follows:

	Industrial/Warehouse Properties		Total Portfolio
	2020	2019	2020	2019
	Nine Month	Nine Month	Nine Month	Nine Month
	Period	Period	Period	Period
Rental revenue	$ 23,036,000	$ 20,809,000	$ 27,703,000	$ 25,458,000
Operating expenses of rental properties	(5,624,000)	(5,116,000)	(7,921,000)	(7,567,000)
Leasing NOI	17,412,000	15,693,000	19,782,000	17,891,000
Noncash rental revenue including straight-line rents	(1,397,000)	(1,242,000)	(1,798,000)	(1,329,000)
Cash Leasing NOI	$ 16,015,000	$ 14,451,000	$ 17,984,000	$ 16,562,000

The increases in Leasing NOI and Cash Leasing NOI principally reflected the increases in rental revenue as a result of more space under lease in the 2020 nine month period, as compared to the 2019 nine month period, due mostly to the industrial/warehouse buildings added to Griffin’s portfolio subsequent to August 31, 2019, and to a lesser extent, from more space under lease and increases in rental rates in Griffin’s other industrial/warehouse properties. See below for a reconciliation of Leasing NOI and Cash Leasing NOI to net income/(loss) reported in the Consolidated Financial Statements.

The increase in depreciation and amortization expense to approximately $10.2 million in the 2020 nine month period, from approximately $8.8 million in the 2019 nine month period, principally reflected depreciation and amortization expense related to the industrial/warehouse properties that were added to Griffin’s portfolio subsequent to August 31, 2019.

The increase in general and administrative expenses to approximately $6.8 million in the 2020 nine month period, from approximately $5.6 million in the 2019 nine month period, principally reflected increases in legal and consulting fees, stock option expenses and all other general and administrative expenses of approximately $0.8 million, $0.2 million and $0.2 million, respectively. The increase in legal and consulting fees principally reflected expenses related to Griffin’s efforts to pursue a potential conversion to a REIT. The increase in stock option expenses principally reflected the options granted to Mr. DuGan under the Advisory Agreement upon his appointment as Chairman of the Board of Directors on March 3, 2020.

Operating income in the 2019 nine month period also included a gain on insurance recovery of approximately $0.1 million, which related solely to proceeds, net of expenses, from the settlement of the insurance claim for storm damage to the Florida Farm.

The increase in interest expense to approximately $5.5 million in the 2020 nine month period, from approximately $4.8 million in the 2019 nine month period, reflected approximately $0.5 million from the higher amount of debt outstanding in the 2020 nine month period and approximately $0.2 million from a lower amount of capitalized interest in the 2020 nine month period, as compared to the 2019 nine month period. The higher amount of debt in the 2020 nine month period, as compared to the 2019 nine month period, reflected borrowings to finance a portion of the cost to purchase the industrial/warehouse buildings in Orlando, Florida that were acquired subsequent to August 31, 2019. The lower amount of capitalized interest in the 2020 nine month period, as compared to the 2019 nine month period, reflected interest capitalized in the 2019 nine month period related to the construction of 160 International and 180 International, which were completed in the 2019 fourth quarter.

The expense for the change in the fair value of financial instruments of approximately $0.4 million in the 2020 nine month period reflected the change in fair value of the Warrant liability and the CVR liability from August 24, 2020, the date they were issued, through the end of the 2020 third quarter.

Investment income was minimal in the 2020 nine month period, as compared to approximately $0.2 million in the 2019 nine month period reflecting having fewer short-term investments in the 2020 nine month period, as compared to the 2019 nine month period.

The income tax benefit of approximately $0.6 million in the 2020 nine month period, as compared to an income tax provision of approximately $0.7 million in the 2019 nine month period, principally reflected the pretax loss of approximately $2.2 million in the 2020 nine month period versus pretax income of approximately $6.9 million in the 2019 nine month period, partially offset by the inclusion in the 2019 nine month period of an approximately $0.9 million income tax benefit from a reduction to the valuation allowance on Connecticut state deferred tax assets as a result of a change in Connecticut tax law whereby the capital based tax is being phased out.

Below is a reconciliation of Leasing NOI and Cash Leasing NOI to operating income and net income as reported in the Consolidated Financial Statements:

	2020	2019	2020	2019
	Third	Third	Nine Month	Nine Month
	Quarter	Quarter	Period	Period
Net (loss) income	$ (641,000)	$ 1,017,000	$ (1,654,000)	$ 6,250,000
Income tax benefit (provision)	291,000	814,000	562,000	(689,000)
Pretax (loss) income	(932,000)	203,000	(2,216,000)	6,939,000
Exclude:
Investment income	(3,000)	(61,000)	(31,000)	(242,000)
Change in fair value of financial instruments	414,000	-	414,000	-
Interest expense	1,776,000	1,508,000	5,467,000	4,776,000
Operating income	1,255,000	1,650,000	3,634,000	11,473,000
Exclude:
Gain on insurance recovery	-	-	-	(126,000)
Costs related to property sales	129,000	176,000	314,000	1,999,000
Depreciation and amortization expense	3,594,000	2,925,000	10,188,000	8,806,000
General and administrative expenses	2,290,000	1,668,000	6,785,000	5,567,000
Revenue from property sales	(288,000)	(302,000)	(1,139,000)	(9,828,000)
Leasing NOI	6,980,000	6,117,000	19,782,000	17,891,000
Noncash rental revenue including straight-line rents	(746,000)	(321,000)	(1,798,000)	(1,329,000)
Cash Leasing NOI	$ 6,234,000	$ 5,796,000	$ 17,984,000	$ 16,562,000

Leasing NOI	$ 6,980,000	$ 6,117,000	$ 19,782,000	$ 17,891,000
Exclude:
Rental revenue from non-industrial/warehouse properties	(1,581,000)	(1,638,000)	(4,667,000)	(4,649,000)
Operating expenses of non-industrial/warehouse properties	788,000	833,000	2,297,000	2,451,000
Leasing NOI of industrial/warehouse properties	6,187,000	5,312,000	17,412,000	15,693,000
Noncash rental revenue including straight-line rents of industrial/warehouse properties	(690,000)	(283,000)	(1,397,000)	(1,242,000)
Cash Leasing NOI for industrial/warehouse properties	$ 5,497,000	$ 5,029,000	$ 16,015,000	$ 14,451,000

Off Balance Sheet Arrangements

Griffin does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $4.3 million in the 2020 nine month period, as compared to approximately $6.7 million in the 2019 nine month period. The approximately $2.4 million decrease in net cash provided by operating activities in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected the approximately $2.0 million reduction in cash as a result of changes in assets and liabilities. The higher cash usage from changes in assets and liabilities in the 2020 nine month period, as compared to the 2019 nine month period, principally reflected the decrease in other liabilities in the 2020 nine month period, as compared to an increase in the 2019 nine month period, driven by a payment of approximately $1.9 million under Griffin’s non-qualified deferred compensation plan in the 2020 first quarter, and timing of changes in other assets and accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $22.9 million in the 2020 nine month period, as compared to approximately $7.0 million in the 2019 nine month period. The net cash used in investing activities in the 2020 nine month period reflected: (a) cash payments totaling approximately $13.7 million for the acquisitions of 3320 Maggie and 170 Sunport; (b) cash payments of approximately $10.2 million for additions to real estate assets; and (c) cash payments of approximately $1.2 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $1.1 million from property sales; and (e) cash proceeds of approximately $1.0 million from a decrease in short-term investments.

The acquisitions of 3320 Maggie and 170 Sunport were each made utilizing a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, 3320 Maggie and 170 Sunport were held by a qualified intermediary upon being acquired by Griffin. As Griffin did not complete any of the sale transactions contemplated under the Reverse 1031 Like-Kind Exchanges, the legal titles of 3320 Maggie and 170 Sunport were transferred from the qualified intermediary to Griffin prior to August 31, 2020. As Griffin retained essentially all of the legal and economic benefits and obligations related to 3320 Maggie and 170 Sunport from the date they were acquired, 3320 Maggie and 170 Sunport were included in Griffin’s consolidated financial statements as consolidated variable interest entities from the dates they were acquired.

The approximately $10.2 million of cash payments for additions to real estate assets in the 2020 nine month period reflected the following:

Tenant and building improvements related to leasing	$7.0 million
New building construction (including site work)	$1.5 million
Development costs and infrastructure improvements	$1.7 million

Cash payments in the 2020 nine month period for tenant and building improvements related to new leases signed in the latter part of fiscal 2019 and the 2020 nine month period, with approximately $3.1 million of tenant and building improvements in the 2020 nine month period related to leases of first generation space. Cash payments for new building construction (including site work) in the 2020 nine month period reflected final payments of the construction costs for 160 International and 180 International, which were completed in the 2019 fourth quarter at a total cost (excluding tenant work) of approximately $7.7 million and $7.6 million, respectively. Cash payments in the 2020 nine month period for development costs and infrastructure improvements principally reflected planning and design costs related to: (i) the planned development of three industrial/warehouse buildings aggregating approximately 520,000 square feet on an approximately 44 acre parcel of undeveloped land in Charlotte, North Carolina (the “Charlotte Land”) that was purchased in fiscal 2019; and (ii) the planned development of an approximately 103,000 square foot industrial/warehouse building on an approximately 14 acre parcel of undeveloped land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019. Subsequent to the end of the 2020 third quarter, Griffin started construction on the industrial/warehouse building on Chapmans Road, with an expected completion by September 30, 2021.

Cash payments of approximately $1.2 million in the 2020 nine month period for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

The approximately $1.1 million of cash proceeds from property sales in the 2020 nine month period reflected the 2020 Windsor Land Sale, the Florida Easement Sale and several small residential land sales. The $1.0 million of cash from the decrease in short-term investments in the 2020 nine month period reflected the maturity of Griffin’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank.

The net cash used in investing activities of approximately $7.0 million in the 2019 nine month period reflected: (a) cash payments of approximately $21.8 million for additions to real estate assets; and (b) cash payments of approximately $0.5 million for deferred leasing costs and other uses; partially offset by (c) net cash proceeds of approximately $9.5 million from property sales, partially offset by approximately $2.2 million of proceeds from property sales deposited into escrow for the purchase of a replacement property for a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Code for income tax purposes; and (d) approximately $8.0 million of cash from a decrease in short-term investments.

The approximately $21.8 million of cash payments for additions to real estate assets in the 2019 nine month period reflected the following:

New building construction (including site work)	$13.1 million
Purchase of undeveloped land	$5.7 million
Tenant and building improvements related to leasing	$2.5 million
Development costs and infrastructure improvements	$0.5 million

Cash payments for new building construction (including site work) in the 2019 nine month period included approximately $12.7 million for construction of 160 International and 180 International and a total of approximately $0.4 million for final payments for the construction of 220 Tradeport Drive (“220 Tradeport”), an approximately 234,000 square foot industrial/warehouse building in NE Tradeport, and 6975 Ambassador Drive, which were both completed in the three months ended November 30, 2018 (the “2018 fourth quarter”).

Cash payments of $5.7 million, including transaction costs, for the purchase of undeveloped land in the 2019 nine month period, was for the Charlotte Land, which was a replacement property under a 1031 Like-Kind Exchange for the Simsbury Land Sale.

Cash payments of approximately $2.5 million for tenant and building improvements in the 2019 nine month period were related to leases signed in the latter part of fiscal 2018 and the 2019 nine month period. Cash payments of approximately $0.5 million for deferred leasing costs and other uses in the 2019 nine month period reflected approximately $0.6 million of cash payments for lease commissions and other costs related to new and renewed leases partially offset by approximately $0.1 million of cash received from the insurance settlement for storm damage to the Florida Farm.

The approximately $8.0 million of cash from short-term investments in the 2019 nine month period reflected the net reduction in Griffin’s investment in repurchase agreements with Webster Bank from $17.0 million as of November 30, 2018 to approximately $9.0 million as of August 31, 2019.

The net cash proceeds of approximately $9.5 million from property sales in the 2019 nine month period principally reflected the proceeds from the Simsbury Land Sale and the sales of the East Windsor Land and the East Windsor Land development rights (see “Results of Operations – 2020 Nine Month Period Compared to 2019 Nine Month Period” above). The approximately $7.6 million of net cash proceeds, after transaction costs, from the Simsbury Land Sale were deposited into escrow at closing for the purchase of a replacement property under a 1031 Like-Kind Exchange. Approximately $5.4 million of the net cash proceeds from the Simsbury Land Sale that were deposited in escrow were subsequently used in the purchase of the Charlotte Land, leaving approximately $2.2 million remaining in escrow as of August 31, 2019, which were used to acquire the undeveloped land in the Lehigh Valley in the 2019 fourth quarter.

Net cash provided by financing activities was approximately $40.5 million in the 2020 nine month period, as compared to net cash used in financing activities of approximately $3.8 million in the 2019 nine month period. The net cash provided by financing activities in the 2020 nine month period reflected: (a) approximately $27.3 million from the sale of common stock, par value $0.01 per share (“Common Stock”); (b) $26.6 million of proceeds from mortgage loans; (c) approximately $2.0 million from the sale of the Warrant (as defined below); and (d) approximately $0.2 million of proceeds from the exercise of stock options; partially offset by (e) approximately $6.6 million of principal payments on mortgage loans; (f) approximately $5.9 million for a net repayment under Griffin’s line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank; (g) an approximately $2.5 million dividend payment on Griffin’s common stock that was declared in the 2019 fourth quarter and paid in the 2020 nine month period; and (h) approximately $0.5 million of payments for debt issuance costs.

The total proceeds from the sale of Common Stock reflected (a) approximately $24.8 million sold as part of a private placement transaction, as described below; and (b) approximately $2.5 million sold to Mr. DuGan.

On August 24, 2020, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and between Griffin and CM Change Industrial LP (“Cambiar”), an investment entity managed by Cambiar Management LLC, Griffin: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant (the “Warrant”) to Cambiar to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of

$60.00 per share (the “Exercise Price”). Cambiar paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of approximately $27.2 million, before expenses of approximately $0.4 million. Pursuant to the Securities Purchase Agreement, for so long as Cambiar owns shares of Common Stock constituting more than 4.9% of Griffin’s Common Stock issued and outstanding, Cambiar will have the right to designate one member (the “Purchaser Nominee”) to Griffin’s Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders. Until the one-year anniversary of the date of the Securities Purchase Agreement, Cambiar may not transfer any of the shares of Common Stock without Griffin’s prior written consent. For additional details regarding this transaction, see Note 2 to the Consolidated Financial Statements.

On August 24, 2020, Griffin and Cambiar also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Cambiar is entitled to a one-time cash payment in the event that Griffin’s volume weighted average share price per share of Common Stock for the thirty trading day period ending at the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Cambiar in respect of each Common Share (the “Common Share Purchase Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Cambiar is entitled to a one-time cash payment per CVR calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed an amount equal to 10% of the Common Share Purchase Price.

On March 3, 2020, Mr. DuGan was appointed as Chairman of the Board of Directors. Mr. DuGan and Griffin entered into the Advisory Agreement whereby Mr. DuGan also agreed to serve as a non-employee advisor to Griffin on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of Griffin Common Stock at an exercise price of $45.98 per share under the Griffin Industrial Realty, Inc. 2009 Stock Option Plan (the “2009 Plan”); and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Griffin Common Stock at an exercise price of $46.91 per share under the Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). On March 9, 2020, Griffin completed the sale of 53,293 shares of Griffin’s Common Stock at a price per share of $46.91, for cash proceeds of approximately $2.5 million, in accordance with the Advisory Agreement and pursuant to the Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and Griffin.

Proceeds from mortgage loans in the 2020 nine month period reflected: (a) a $6.5 million nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank: (b) a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”); and (c) a $5.1 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank.

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

On January 23, 2020, two wholly owned subsidiaries of Griffin entered into the 2020 State Farm Mortgage, which is collateralized by 6975 Ambassador and 871 Nestle Way, two industrial/warehouse buildings in the Lehigh Valley of Pennsylvania aggregating approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On June 30, 2020, a wholly owned subsidiary of Griffin entered into the 2020 Webster Mortgage, which is collateralized by 3320 Maggie, which was acquired on February 18, 2020. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the

2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, Griffin entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4.1 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under Griffin’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see below).

The approximately $6.7 million of principal payments on mortgage loans in the 2020 nine month period reflected the repayment of the mortgage loan on 871 Nestle Way and approximately $3.5 million of recurring principal payments on Griffin’s nonrecourse mortgage loans. The approximately $5.9 million net repayment on revolving lines of credit in the 2020 nine month period reflected the repayment of the amount outstanding on the Acquisition Credit Line as of November 30, 2019 that had been drawn to finance a portion of the purchase price of 7466 Chancellor. $4.1 million borrowed on the Acquisition Credit Line in the 2020 first quarter to finance a portion of the purchase price of 3320 Maggie was repaid in the 2020 third quarter with the proceeds from the 2020 Webster Mortgage.

The net cash used in financing activities in the 2019 nine month period reflected: (a) approximately $2.9 million of recurring principal payments on mortgage loans; and (b) a payment of approximately $2.3 million for a dividend on Griffin’s Common Stock that was declared in the 2018 fourth quarter and paid in the 2019 nine month period; partially offset by (c) approximately $1.3 million of proceeds from the construction to permanent mortgage loan with State Farm (“the 2019 State Farm Loan”) that provided a significant portion of the funds for the construction of 220 Tradeport and (d) approximately $0.1 million of cash received from the exercise of stock options. On August 1, 2019, Griffin converted the 2019 State Farm Loan from a construction loan to a $14.1 million nonrecourse permanent mortgage loan that matures on April 1, 2034. The interest rate on the 2019 State Farm Loan is 4.51% with monthly principal payments based on a twenty-five-year amortization schedule.

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

On December 10, 2019, Griffin entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby Griffin granted the buyer an exclusive one-year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. The purchase price has a range from a minimum of $6.0 million to a maximum of $7.95 million based upon the projected amount of electricity to be generated from the site. The buyer may extend the option period for an additional two years upon payment of additional option fees. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process that would require changes in the use of the land and obtaining local and state approvals for that planned use. There is no guarantee that the land sale contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

On February 3, 2020, Griffin entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres (the “Meadowood Land”) of Griffin’s approved but unbuilt residential development, Meadowood, in Simsbury, Connecticut. For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby Griffin would receive net proceeds of approximately $5.4 million if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land contemplated under the Meadowood Option Agreement will be completed under its current terms, or at all.

In the 2020 nine month period, Griffin’s Board of Directors approved a plan for Griffin to pursue conversion to a REIT for federal income tax purposes. At Griffin’s 2020 Annual Meeting of Stockholders, amendments to Griffin’s bylaws and Griffin’s reincorporation from Delaware to Maryland were approved by Griffin’s stockholders, essentially enabling Griffin to continue to pursue its conversion to a REIT. If successful in the conversion process, Griffin may elect REIT status for federal income tax purposes commencing with the taxable year beginning January 1, 2021. In connection with the REIT conversion, Griffin would be required to distribute its accumulated earnings and profits (the “E&P Distribution”) to stockholders. Griffin currently estimates the range of its required E&P Distribution to be approximately $14.0 million to $19.0 million. Griffin’s actual E&P Distribution may vary depending on a number of items, including the occurrence and timing of certain transactions and Griffin’s actual results through December 31, 2020. Griffin intends for the E&P Distribution to be paid out in a combination of at least 20% in cash and up to 80% in Griffin Common Stock. Griffin continues to evaluate the appropriate timing for conversion to a REIT.

On June 24, 2020, Griffin entered into a Purchase and Sale Agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley. On August 27, 2020, Griffin entered into a Purchase and Sale Agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of an approximately 210,000 square foot industrial/warehouse building on the land parcels that would be acquired. There is no guarantee that the land acquisitions as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be completed under their current terms, or at all.

On July 17, 2020, Griffin entered into a Purchase and Sale Agreement (the “Orlando Purchase Agreement”) to acquire, for a purchase price of $5.3 million, an approximately 14 acre parcel of undeveloped land in Orlando, Florida. Closing on the land acquisition contemplated under the Orlando Purchase Agreement is subject to significant contingencies, including Griffin obtaining all governmental approvals for its planned development of two industrial/warehouse buildings totaling approximately 195,000 square feet industrial/warehouse building on the land parcel that would be acquired. There is no guarantee that the land acquisition as contemplated under the Orlando Purchase Agreement will be completed under its current terms, or at all.

On September 21, 2020, Griffin entered into an Agreement to Purchase and Sell 5 and 7 Waterside Crossing (the “Waterside Sale Agreement”), to sell, for a purchase price of $6.25 million, its two multi-story office buildings in Griffin Center aggregating approximately 161,000 square feet. Completion of this transaction is subject to the buyer’s satisfactory completion of due diligence. If Griffin were to complete the sale of 5 and 7 Waterside Crossing based on the current terms of the Waterside Sale Agreement, Griffin would incur a loss on sale of approximately $1.7 million. There is no guarantee that the sale as contemplated under the Waterside Sale Agreement will be completed under its current terms, or at all.

On September 28, 2020, Griffin entered into a Purchase and Sale Agreement (the “55 GRS Agreement”) to sell, for a purchase price of $1.4 million, its approximately 40,000 square foot office/flex building at 55 Griffin Road South in Griffin Center South. Completion of this transaction is subject to the buyer’s satisfactory completion of due diligence. If Griffin were to complete the sale of 55 Griffin Road South based on the current terms of the 55 GRS Agreement, such transaction would result in a pretax gain of approximately $1.0 million. There is no guarantee that the sale as contemplated under the 55 GRS Agreement will be completed under its current terms, or at all.

In the near-term, Griffin plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/warehouse portion of its real estate portfolio, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, and infrastructure improvements required for future development of its real estate holdings. Real estate acquisitions may or may not occur based on many factors, including real estate pricing. Griffin may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. Griffin may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable.

As of August 31, 2020, Griffin had cash and cash equivalents of approximately $27.8 million. Management believes that its cash and cash equivalents as of August 31, 2020, cash generated from leasing operations and property sales (if any), borrowing capacity under its $19.5 million credit line with Webster Bank and the $15.0 million Acquisition Credit Line will be sufficient to meet its working capital requirements, to make other investments in real estate assets, to pay obligations, if any, under the Contingent Value Rights Agreement and to pay dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of property sales pursuant to certain option agreements; completion of property sales under agreement; anticipated closing dates of such sales and Griffin’s plans with regard to the foregoing properties; potential vacancies in Griffin’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, completion dates of buildings under construction, tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the ATM Program or the Universal Shelf and anticipated use of any future proceeds from the ATM program and proceeds from the Securities Purchase Agreement; Griffin’s anticipated future liquidity and capital expenditures; completion of a sale of the Meadowood Land; conversion to a REIT, the estimated range of the E&P Distribution, expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although Griffin believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by Griffin as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of Griffin. Griffin’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” in Griffin’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019 filed with the SEC on February 13, 2020 and under the heading Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. During and subsequent to the 2020 nine month period, the world has been impacted by the spread of this virus, which has caused global business disruptions and significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the coronavirus pandemic ultimately impacts our business, results of operations, financial condition and stock price will depend on numerous evolving factors that are highly uncertain and which we may not be able to predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the impact on our employees; any other operational disruptions or difficulties we may face; the effect on our tenants and their businesses; the ability of tenants to pay their rent; any closures of our tenants’ facilities, including, without limitation, due to shutdowns that may be requested or mandated by governmental authorities; the ability of prospective tenants to inspect vacant space in our buildings; and Griffin’s ability to complete property sales. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
3.1	Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	10-Q	001-12879	3.1	10/10/13
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.)	8-K	001-12879	3.1	5/13/15
3.3	Amended and Restated By-laws of Griffin Industrial Realty, Inc.	8-K	001-12879	3.1	3/6/19
4.1	Description of Capital Stock	10-K	001-12879	4.1	2/13/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
4.2	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
10.2†	Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Open-End Mortgage Deed and Security Agreement dated December 17, 2002 between Griffin Center Development IV, LLC and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/2/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/2/05
10.9	Guaranty Agreement as of July 6, 2005 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/2/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.15	Loan and Security Agreement dated July 9, 2009 between Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.) and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between Griffin Center Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of Griffin Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, Griffin Industrial Realty, Inc. (f/k/a Griffin Land & Nurseries, Inc.), Griffin Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.42†	Letter Agreement by and between Griffin Industrial Realty, Inc. and John J. Kirby, Jr. dated July 22, 2015	10-K	001-12879	10.41	2/12/16
10.43†	Letter Agreement by and between Griffin Industrial Realty, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.44†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Winston J. Churchill, Jr. dated May 16, 2016	10-Q	001-12879	10.43	7/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between Griffin Industrial Realty, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	Griffin Industrial Realty, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between Griffin Center Development IV, LLC, Griffin Center Development V, LLC, Griffin Industrial Realty, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between Griffin Industrial Realty, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66	First Amendment to Griffin Industrial Realty, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between Griffin Industrial Realty, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.75†	Chairmanship and Advisory Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.76	Stock Purchase Agreement between Griffin Industrial Realty, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.77	Griffin Industrial Realty, Inc. and Griffin Industrial, LLC 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.78	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.79	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.80	Letter Agreement between Webster Bank, N.A. and Griffin Industrial Realty, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.81	Securities Purchase Agreement by and between Griffin Industrial Realty, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.82	Registration Rights Agreement by and between Griffin Industrial Realty, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.83	Contingent Value Rights Agreement by and between Griffin Industrial Realty, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.3	8/28/20
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN INDUSTRIAL REALTY, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: October 8, 2020	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: October 8, 2020	Anthony J. Galici
Vice President, Chief Financial Officer and Secretary,
Principal Accounting Officer