Form 10-K
period 2020-11-30
INDUS REALTY TRUST, INC.
filed 2021-02-18
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 1-12879

INDUS REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	06-0868496 (I.R.S. Employer Identification No.)

641 Lexington Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code (212) 218-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value per share	INDT	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $114,009,000 based on the closing sales price on The Nasdaq Stock Market LLC on May 29, 2020, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2021, 5,663,040 shares of common stock were outstanding.

INDUS REALTY TRUST, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding industry prospects or INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) prospective results of operations or financial position, competitive position, objectives and strategy; expectations regarding funding of future growth, potential sales and acquisitions, including the completion and closing dates for outstanding purchase and sale agreements and planned development, construction and acquisition activities; estimated completion dates for current and planned developments; anticipated or targeted stabilization and underwritten stabilized Cash NOI yields (as defined below) for planned development and acquisition activities; expected marketing of the Florida Farm (as defined below); potential vacancies in INDUS’s buildings; INDUS’s anticipated future liquidity and capital expenditures, including expectations regarding the entry into a definitive loan amendment to, and increase of INDUS’s borrowing capacity under, its revolving credit line facility, any potential issuance of securities under the Universal Shelf (as defined below) and anticipated use of any future proceeds from the Securities Purchase Agreement (as defined below); expectations regarding INDUS’s tax status and ability to avoid the incurrence of certain taxes and penalties, and the impacts to stockholders of INDUS’s organizational structure; expectations regarding the payment of the E&P Distribution (as defined below) and other future distributions; and expectations and uncertainties related to COVID-19, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of the Company’s common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: risks related to the COVID-19 pandemic; adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with a concentration of real estate holdings; risks associated with the acquisition or development of properties, current portfolio weaknesses and entering new real estate markets; risks associated with competition with other parties for acquisition of properties; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues; risks associated with nonrecourse mortgage loans; risks of financing arrangements that include balloon payment obligations; risks associated with restrictive credit facility terms and covenants; risks associated with reliance on key personnel; risks associated with failure to effectively hedge against interest rate changes; risks related to the discontinuance of LIBOR; risks associated with volatility in the capital markets; risks associated with increased operating expenses; potential environmental liabilities; governmental laws and regulations; inadequate insurance coverage; risks of environmental factors; risks associated with the cost of raw materials, labor or energy costs; illiquidity of real estate investments; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; risks associated with information technology security breaches; litigation risks; risks related to the limited rights of INDUS and its stockholders to take action against the Company’s directors and officers; risks related to the Company’s charter and bylaw provisions, and Maryland law, in connection with certain acquisitions or a change of control; risks associated with charter restrictions on the ownership and transfer of INDUS’s stock and the board of directors’ ability to issue additional shares; risks related to INDUS’s bylaws and exclusive forum provisions; risks related to INDUS’s real estate investment trust (“REIT”) structure, including risks associated with INDUS’s failure to remain qualified as a REIT, taxes that INDUS and its subsidiaries may, or will, owe, INDUS’s ability to obtain capital during unfavorable market conditions, compliance with REIT requirements, ownership limitations and prohibitions on engaging in certain transactions, legislative or regulatory action affecting REITs, and U.S. federal tax reform; risks associated with the E&P Distribution and INDUS’s ability to generate sufficient cash flows to make future distributions; risks related to issuance or sales of common stock; risks related to volatility of common stock; risks of future offerings that are senior to common stock, or preferred stock issuances; and the concentrated ownership of the Company’s common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the fiscal year ended November 30, 2020, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report. While the Company may elect to update such forward-looking statements at some point in the future, the Company disclaims any obligation to do so, even if subsequent events cause the Company’s views to change. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Annual Report.

Summary of Principal Risk Factors

INDUS’s business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks and uncertainties should be carefully considered when investing in INDUS’s common stock. The principal risks and uncertainties affecting INDUS’s business include the following:

●	The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic;

●	INDUS’s real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector;

●	INDUS’s real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets;

●	INDUS’s ability to grow its portfolio partially depends on its ability to develop properties, which may suffer under certain circumstances;

●	The actual initial full year stabilized cash net operating income yields from INDUS’s planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report;

●	INDUS’s ability to achieve growth in its portfolio partially depends in part on INDUS’s ability to acquire properties, which may suffer under certain circumstances;

●	Weakness in INDUS’s office/flex portfolio could negatively impact its business;

●	Unfavorable events affecting INDUS’s existing and potential tenants and its properties, or negative market conditions that may affect INDUS’s existing and potential tenants, could have an adverse impact on INDUS’s ability to attract new tenants, re-let space, collect rent and renew leases, and thus could have a negative effect on INDUS’s results of operations and cash flow;

●	Declining real estate valuations and any related impairment charges could materially adversely affect INDUS’s financial condition, results of operations, cash flows, ability to satisfy debt obligations and ability to pay dividends on, and the per share trading price of, its common stock;

●	Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so;

●	INDUS’s charter contains restrictions on the ownership and transfer of its common stock;

●	If INDUS fails to remain qualified as a REIT, INDUS would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing its taxable income;

●	To maintain INDUS’s REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance; and

●	INDUS has not established a minimum distribution payment level, and INDUS may be unable to generate sufficient cash flows from its operations to make distributions to its stockholders at any time in the future.

PART I

ITEM 1. BUSINESS.

The Company

INDUS Realty Trust, Inc. (“INDUS” or the “Company”), formerly known as Griffin Industrial Realty, Inc., is an acquiror, developer and asset manager of industrial/logistics real estate in select supply-constrained and high-growth markets in the United States (“U.S.”). INDUS’s real estate holdings consist primarily of industrial/logistics properties, which accounted for 91.5% of its square footage as of November 30, 2020. INDUS also owns a limited number of office/flex properties, which accounted for 8.5% of its square footage, in addition to approximately 3,400 acres of undeveloped land as of November 30, 2020. For further information, see Part I, Item 2. “Properties” in this Annual Report.

At November 30, 2020, INDUS’s industrial/logistics portfolio consisted of approximately 4.2 million aggregate rentable square feet across 30 buildings with a weighted average building age of 12 years. INDUS’s industrial/logistics portfolio is geographically located in the following markets by square footage: 49% in Hartford, CT; 31% in the Lehigh Valley, PA; 13% in Charlotte, NC; and 7% in Orlando, FL. As of November 30, 2020, INDUS’s office/flex portfolio consisted of approximately 0.4 million aggregate rentable square feet across 11 buildings. INDUS expects that its office/flex portfolio will continue to become a smaller percentage of its total square footage as it plans to focus on the growth of its industrial/logistics building portfolio either through the acquisition of fully or partially leased buildings, development of buildings on land currently owned or to be acquired, or both.

INDUS is a Maryland corporation and its corporate headquarters is located at 641 Lexington Avenue, 26th Floor in New York City, with another principal office located at 204 West Newberry Road in Bloomfield, Connecticut.

INDUS’s website is www.indusrt.com. The information on INDUS’s website is not incorporated or deemed to be incorporated by reference in, or otherwise a part of, this Annual Report. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investors section of INDUS’s website. INDUS’s common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “INDT”.

Corporate Structure & History

INDUS traces its history as an independent, publicly-traded company back to 1997 when Culbro Corporation (“Culbro”) underwent a corporate reorganization such that each holder of Culbro’s common stock received one share of common stock of Griffin Land & Nurseries, Inc. (“GL&N”). GL&N was primarily engaged in developing, managing, and leasing industrial and commercial properties and it also operated a landscape nursery business through its wholly owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). In 2014, GL&N sold Imperial, and, in 2015, GL&N changed its name to Griffin Industrial Realty, Inc.

On December 30, 2020, pursuant to an Agreement and Plan of Merger, by and among INDUS, Griffin Industrial Realty, Inc., a Delaware corporation (“Griffin”), and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger (the “Merger”) to reincorporate from a Delaware corporation to a Maryland corporation. On December 31, 2020, following the Merger and reincorporation, Griffin changed its name from Griffin Industrial Realty, Inc. to INDUS Realty Trust, Inc. On January 4, 2021, INDUS announced that it intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “REIT Conversion”). Provided INDUS qualifies for taxation as a REIT, it generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from any taxable REIT subsidiaries (each a “TRS” and, collectively, "TRSs") will be subject to U.S. federal, state and local income taxes.

Unless the context requires otherwise, all references to “Company,” “Griffin,” “INDUS,” “we,” “our,” and “us” mean legacy Griffin, a Delaware corporation, and its consolidated subsidiaries for periods prior to the Merger and INDUS Realty Trust, Inc., a Maryland corporation, and its consolidated subsidiaries for periods following the Merger.

Competitive Strengths

INDUS believes that it is well-positioned in its industry and markets due to the quality of its portfolio and tenancy, in addition to its size, track record, and growth opportunities. Summarized below are what management believes to be INDUS’s competitive strengths:

●	High-Quality Industrial/Logistics Portfolio and Tenancy. INDUS’s portfolio primarily consists of modern, mid-sized industrial/logistics facilities in supply-constrained and/or high barrier-to-entry markets. INDUS’s properties are designed to meet multiple demand drivers for warehousing needs including local, regional and/or national distribution. The majority of INDUS’s properties are readily divisible to provide a variety of re-tenanting opportunities, do not have specialized building footprints or exterior features and are relatively young, with a weighted average year built of 2008. The leases to INDUS’s industrial/logistics properties have a weighted average lease term of 4.9 years. As of November 30, 2020, more than 70% of INDUS’s industrial/logistics square footage is leased to tenants that either are, or are a subsidiary of a company that is, publicly traded on a national stock exchange or have annual revenues over $500 million.
●	Well-Positioned in the Right Sector. Industrial has been one of the most resilient real estate sectors during the COVID-19 pandemic and demand in the sector has been supported by several trends, including the overall growth in the U.S. economy (even taking into account the economic challenges presented by the COVID-19 pandemic), increases in population and the optimization of supply chains. The COVID-19 pandemic, in fact, has accelerated certain trends, including, but not limited to, continued growth and expansion in e-commerce, the necessity of safety inventories to avoid future supply shortages and the potential for re-shoring of manufacturing operations in certain industries. INDUS’s management believes that the relatively small size of its portfolio within a large market provides a significant opportunity for growth as additional developments and/or acquisitions can have a material impact on INDUS’s overall financial results.
●	Developer’s Mindset. INDUS’s construction and development team has developed over 80% of the industrial/logistics square footage added to its portfolio since 2005. INDUS’s development expertise informs management’s understating of the economics of renovations, maintenance costs and tenant improvements as well as how to price prospective acquisitions vis-à-vis replacement costs. INDUS’s development mindset helps management understand the barriers to new development that may influence future pricing and demand for properties as well as allowing management to evaluate and pursue a broad range of industrial/logistics investment opportunities ranging from land for development, to vacant or partially leased value-add investments, to stabilized, core acquisitions. Historically, INDUS has developed properties both on speculation and as build-to-suits for select tenants.
●	Disciplined and Proven Investment Strategy with an Experienced Team. INDUS has a team of experienced professionals working to maximize opportunities that align with its focused investment strategy. INDUS has strategically identified, evaluated and entered new geographic regions through the initial acquisition of land for development and/or buildings that formed the basis for what would become a larger portfolio of properties within that market. INDUS believes that its team’s knowledge of the markets in which INDUS operates and its relationships with key market participants, including land and property owners, brokers, and tenants, are important elements to INDUS’s success and future growth. Additionally, INDUS is focused on active leasing and management, maintaining strong tenant relationships, controlling operating expenses and physically maintaining the quality of its properties to drive increased profitability.
●	Significant Internal Growth Opportunities. INDUS expects to continue to generate internal growth, or increases in cash flows from its existing properties, through annual lease escalations, rent growth in the markets in which it operates, the burn off of rent abatements from new lease agreements, and the stabilization of vacancy in its new developments and acquisitions. INDUS also expects to leverage its existing platform and, as part of that, its current general and administrative costs as the Company seeks to own and manage a greater number of properties over time.

Management Objectives & Strategy

INDUS’s management objectives and investment strategies seek to maximize long-term growth in cash flows, net asset value and total stockholder return. In its pursuit of these objectives, the Company plans to:

●	Concentrate on a Limited Number of High-Potential Markets. INDUS intends to expand strategically and selectively into new geographic markets as it increases its presence from the four markets in which it operates today. INDUS seeks markets and/or submarkets that are supply-constrained or present significant barriers to entry and have a large and/or quickly growing population base and strong transportation infrastructure – whether that be roads, airports, rail or port access. Additionally, the market and/or submarket should be positioned to allow for a diversity of tenant uses that can service multiple drivers of demand in the modern supply chain, including local, regional and/or national distribution. Lastly, management seeks to enter markets where it can acquire or develop several properties and achieve a critical mass. INDUS believes that markets that meet its criteria have the potential for above average rent growth and occupancy over time and that owning several properties in a region may lead to prospective deals and opportunities as well as efficiencies for asset management.
●	Focus on Mid-Sized Industrial/Logistics Properties. INDUS seeks opportunities for acquisitions and developments of mid-sized industrial/logistics buildings, generally between 75,000 and 400,000 square feet. The Company believes that buildings of this size are less management intensive and attract larger companies as tenants than buildings below the target size range. The Company also believes that mid-sized buildings avoid the outsized exposure to any individual building or tenant that larger buildings may create within a portfolio. Within the mid-sized property range, INDUS seeks buildings that are generally suitable for one to three tenants and that have market-appropriate features that it believes will appeal to the widest variety of tenants in the market.
●	Monetize Non-Core Assets and Recycle Capital. INDUS selectively seeks to monetize its office/flex and land holdings (especially where not suitable for industrial property development), or non-core assets, and redeploy the proceeds into industrial/logistics acquisition and development opportunities over time. Since 2012, INDUS has sold nearly $50 million of these non-core assets, mostly consisting of undeveloped land, and has invested those proceeds into its industrial/logistics portfolio – notably into several land sites that INDUS has entitled and developed or plans to develop, as well as into the first warehouse it purchased in Charlotte, North Carolina. During the fiscal year ended November 30, 2020 (“fiscal 2020”), INDUS sold one office/flex property for gross proceeds of $1.4 million, in addition to approximately 46 acres of undeveloped land and a small easement for gross proceeds of approximately $1.9 million, before transaction costs. As of February 10, 2021, INDUS had approximately 662 acres of land under agreement for sale for total anticipated gross proceeds of $17.6 million.
●	Pursue a Mix of New Developments and Acquisitions. To create value and enhance the quality of its portfolio, INDUS expects to continue to develop and acquire mid-sized industrial/logistics buildings in its target markets and preferred mid-sized range. INDUS believes that there are benefits to growing its property portfolio through both ground-up development and acquisitions of existing buildings, including the potential to receive rent from the acquisition of completed or occupied buildings sooner as compared to a land purchase and subsequent development, which management believes may achieve higher overall investment returns but over a longer-dated time horizon as compared to acquisitions of existing buildings. Additionally, INDUS believes owning and developing properties better informs management regarding the particular market’s dynamics and may lead to better sourcing of acquisition opportunities. INDUS seeks to design and own industrial/logistics properties that have market-appropriate clear heights, building depths and trailer parking and are located near the most critical market infrastructure. INDUS targets opportunities that meet its asset, location and financial criteria at prices and projected returns that it believes are attractive.
●	Conservatively Manage Balance Sheet and Utilize Equity to Enhance Stockholder Value. Prior to fiscal 2020, INDUS financed all of its external growth through internally-generated cash flows and property-level mortgage financings. INDUS intends to fund future growth with more equity capital than it has historically utilized, increase the percentage of unencumbered assets in its portfolio as the Company grows and lower its debt ratios over time. INDUS’s outstanding debt of approximately $163.2 million as of November 30, 2020 had a weighted average interest rate of 4.18% and consisted of property-level nonrecourse mortgage loans that have regular principal amortization. INDUS believes that its asset-level financing is within a conservative range for a company of its size. INDUS believes that the potential future issuance of equity capital may allow for a broader stockholder base, improve liquidity for the Company’s current and future stockholders and provide INDUS with access to capital in larger quantities than previously available to support the Company’s growth.

Environmental, Social and Governance (“ESG”) Matters

INDUS believes that protecting the environment and supporting the communities in which its team lives and works are important measures of corporate responsibility. INDUS strives to support sustainability through its commitment to building environmentally responsible properties. Nearly 100% of its industrial/logistics properties feature energy efficient lighting, of which 54% have LED lighting. INDUS has also made the commitment to incorporate energy efficient features in its developments and, since 2012, 100% of its new developments have clerestory windows and all of INDUS’s properties in warm weather states like Florida and North Carolina have white reflective roof decks. Going forward, INDUS will seek ways to implement environmentally conscious decisions in the development and management of its industrial/logistics portfolio to create long-term value for the environment, the Company and stockholders.

Over the years, INDUS has participated in various charitable service organizations in its local business communities as part of its commitment to social responsibility. INDUS is also committed to socially-responsible policies and practices to attract and develop a diverse company culture, including a comprehensive employee benefits program and a commitment to our Code of Business Conduct and Ethics.

INDUS relies on its Board of Directors (the “Board”) and management team to maintain the trust of its employees, stockholders, tenants and partners. INDUS believes the integrity of its leadership is evidenced through good corporate governance policies that are developed to align with the best interests of stockholders.

Employees

As of November 30, 2020, INDUS had 33 employees, including 32 full-time employees. Presently, none of INDUS’s employees are represented by a union. INDUS believes that relations with its employees are satisfactory, and seeks to promote a culture that is based on integrity, an entrepreneurial spirit and collaboration. INDUS relies on its employee relationships to support the Company’s vision and growth and believes that the strength of these relationships is evidenced by its low turnover and employee tenure, which, as of November 30, 2020, was over 14 years for INDUS’s corporate staff (which excludes maintenance and landscaping employees). Additionally, INDUS seeks to attract and develop a diverse company culture and female employees comprised 50% of its corporate staff as of November 30, 2020.

Competition

The market for leasing industrial/logistics space and office/flex space is highly competitive. INDUS competes for tenants with owners of numerous properties in the areas where its buildings are located. Some of these competitors have greater financial resources than INDUS. INDUS’s real estate business competes on the bases of location, price, availability of space, convenience and amenities.

There is a great amount of competition for the acquisition of industrial/logistics buildings and for the acquisition of undeveloped land for construction of such buildings. INDUS competes for the acquisition of industrial/logistics properties with REITs, institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts and public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than INDUS, and may be able to accept more risk, including risk related to the creditworthiness of tenants or the degree of leverage they may be willing to take on. Competitors for acquisitions may also have advantages such as a lower cost of capital or greater operating efficiencies associated with being a larger entity.

Government Regulations

Environmental Matters

Under various federal and state laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, INDUS may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of INDUS’s land may be affected by the presence of residual chemicals from the prior use of the land for farming, principally on a portion of the land that is intended for residential use. In the event that INDUS is unable to remediate adequately any of its land intended for residential use, its ability to develop or sell the land for its intended purposes would be materially affected.

INDUS periodically reviews its properties for the purpose of evaluating such properties’ compliance with applicable federal and state environmental laws. At this time, management does not anticipate experiencing, in the next twelve months, any material expense in complying with such laws on any of its properties. INDUS may incur remediation costs in the future in connection with its development operations. Such costs are not expected to be significant as compared to expected proceeds from development projects or sales of real estate assets.

Americans with Disabilities Act and Fire, Safety and Other Land Use Regulations

All of INDUS’s properties are required to comply with the Americans with Disabilities Act of 1990, as amended ("ADA"). The ADA generally requires that places of public accommodation comply with federal requirements related to access and use by people with disabilities. Compliance with the ADA requirements may be costly and could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government and/or an award of damages to private litigants. In addition, INDUS is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations adopted by governmental agencies and bodies and applicable to INDUS’s properties, which may require capital expenditures.

Local Zoning Ordinances, Wetlands Restrictions, Storm Water Regulations and Open Space Preservation

INDUS’s operations are subject to various governmental regulations that affect its real estate development activities, such as local zoning ordinances, wetlands restrictions, storm water regulations, open space preservation initiatives, traffic considerations, and other restrictions to development imposed by governmental agencies.

ITEM 1A. RISK FACTORS.

INDUS’s real estate business is subject to a number of risks. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing INDUS. Additional risks not currently known or currently deemed not to be material may also impact INDUS. If any of the following risks occur, INDUS’s business, financial condition, operating results, cash flows and ability to pay dividends could be adversely affected. Investors should also refer to INDUS’s quarterly reports on Form 10-Q for any material updates to these risk factors.

Risks Related to INDUS’s Business and Properties

The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. During and subsequent to fiscal 2020, the world (including all states in which INDUS’s buildings are located) has been impacted by COVID-19, including government restrictions to minimize the spread of this virus and ongoing effects of the pandemic. Such restrictions, including the institution of quarantines, travel restrictions, mandatory closure or reduced capacity of businesses and other measures have caused global business disruptions and significant volatility in U.S. and international debt and equity markets.

INDUS has directly experienced, and may continue to experience, disruptions and other impacts to its business as a result of the ongoing pandemic and actions taken to mitigate its effects, including, without limitation:

●	disruptions in availability and supply, and increased costs, of materials and products, including raw materials for INDUS’s current or planned development projects (especially the increased cost and lessened availability of structural steel);
●	delays in receipt of approvals and entitlements, due to government agencies, labor and other businesses working in reduced or restricted capacities;
●	inability of contractors or third party managers to perform effectively or on a timely basis, including as a result of restrictions on construction and other business activities;
●	the transition of INDUS’s and its tenants’ employees toward an increased trend of working from home;
●	effects of government travel restrictions or the general discouragement of non-essential travel to contain the spread of COVID-19;
●	tenant requests for rent deferrals or abatement as a result of the impact of the pandemic;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and other effects of disruption and instability in the global financial markets; and
●	a general decline in business activity, demand for real estate and other market conditions.

These and other factors may continue to impact INDUS, including, without limitation, by delaying or preventing INDUS from completing current or planned development projects, or monetizing our current or future real estate assets; reducing INDUS’s ability to lease vacant space, particularly in its office/flex portfolio; restricting INDUS’s ability to travel to, locate and execute on acquisitions or enter new markets; and reducing its access to debt and equity capital.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the coronavirus pandemic further impacts INDUS’s business or ultimately impacts its results of operations, financial condition and stock price and its ability to develop, acquire, dispose or lease properties for its portfolio, will depend on numerous evolving factors that are highly uncertain and which INDUS may not be able to predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the impact on INDUS’s employees; any other operational disruptions or difficulties INDUS may face; the effect on INDUS’s tenants and their businesses; the ability of tenants to pay their rent; any closures of our tenants’ facilities, including, without limitation, due to shutdowns that may be requested or mandated by governmental authorities; the ability of prospective tenants to inspect vacant space in our buildings; and INDUS’s ability to complete sales of real estate assets, acquisitions or planned construction and development. Any of these events could materially adversely impact INDUS’s business, financial condition, results of operations or stock price.

INDUS’s real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector.

As of November 30, 2020, 91.5% of INDUS’s square footage was classified as industrial/logistics space . This level of concentration exposes INDUS to the risk of economic downturns in the industrial real estate sector to a greater extent than if its properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the leasing market for industrial properties could have a material adverse effect on

INDUS’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’s real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, INDUS’s operating performance is impacted by the economic conditions of the specific geographic markets in which it has concentrations of properties. The portfolio includes holdings in Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area and Orlando, Florida, which represented 53%, 29%, 12% and 6% of INDUS’s total portfolio by square footage, respectively, as of November 30, 2020. This geographic concentration could adversely affect INDUS’s operating performance if conditions become less favorable in any of the states or regions in which it has a concentration of properties. It is possible that some or all of its markets will not grow or that underlying real estate fundamentals will not be favorable to owners and operators of properties. INDUS’s operations may also be adversely affected if competing properties are built in its target markets. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in INDUS experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Any adverse economic or real estate developments in INDUS’s target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems in these markets, could materially and adversely impact INDUS’s results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’s ability to grow its portfolio partially depends on its ability to develop properties, which may suffer under certain circumstances.

INDUS intends to continue to develop properties when warranted by its assessment of market conditions. INDUS’s general construction and development activities include the risks that:

◾	INDUS’s assessment of market conditions may be inaccurate, including market impact from macroeconomic factors such as the COVID-19 pandemic;
◾	development activities may require the acquisition of undeveloped land. Competition from other real estate investors may significantly increase the purchase price of that land;
◾	INDUS may be unable to obtain, or may face delays in obtaining required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and require INDUS to abandon its activities entirely with respect to a project;
◾	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability;
◾	construction costs (including required offsite infrastructure costs) may exceed INDUS’s original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property less profitable than projected or unprofitable because INDUS may not be able to increase rents to compensate for the increase in construction costs;
◾	INDUS may expend funds on and devote management's time to development projects that it does not complete;
◾	If INDUS alters or discontinues its development efforts, costs of the investment may need to be expensed rather than capitalized and INDUS may determine the investment is impaired, resulting in a loss;
◾	occupancy rates and rents at newly completed properties and the time it takes to fully or substantially lease such facilities may not meet INDUS’s expectations. This may result in lower than projected occupancy and rental rates resulting in an investment that is less profitable than projected or unprofitable; and
◾
◾	INDUS may incur losses under construction warranties, guaranties and delay damages under INDUS’s contracts with tenants and other customers.

The actual initial full year stabilized cash net operating income yields from INDUS’s planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report.

As a part of INDUS’s standard development and acquisition underwriting process, INDUS analyzes the targeted initial full year stabilized Cash NOI yield for each development project and acquisition target and establishes a range of initial full year stabilized Cash NOI yields, which it refers to as “underwritten stabilized Cash NOI yields.” Underwritten stabilized Cash NOI yields are calculated as a development project’s or acquisition’s initial full year stabilized Cash NOI as a percentage of its estimated total investment, including costs to stabilize the buildings to 95% occupancy (other than in connection with build-to-suit development projects and single tenant properties). INDUS calculates the targeted initial full year stabilized Cash NOI by subtracting the development project’s or acquisition’s estimated initial full year stabilized operating expenses, real estate taxes and non-cash rental revenue, including straight-line rents (before interest expense, income taxes, if any, and depreciation and amortization), from its estimated initial full year stabilized rental revenue.

INDUS cautions you not to place undue reliance on the underwritten stabilized Cash NOI yield ranges for its planned development and acquisition activities because they are based solely on INDUS’s estimates, using data available to it in its development and acquisition underwriting processes. INDUS’s total cost to complete a development project or acquisition may differ substantially from its estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, effects of the COVID-19 pandemic and other contingencies. In addition, INDUS’s actual initial full year stabilized Cash NOI from its planned development and acquisition activities may differ substantially from its estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development project or acquisition, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, tenant bankruptcies and unanticipated expenses of the development project or acquisition that INDUS cannot pass on to its tenants. It is possible that that the actual initial full year stabilized Cash NOI yield from INDUS’s planned development and acquisition activities will not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report.

INDUS’s ability to achieve growth in its portfolio partially depends in part on INDUS’s ability to acquire properties, which may suffer under certain circumstances.

INDUS acquires individual properties and in the future may continue to acquire individual properties or portfolios of properties. INDUS’s acquisition activities and their success are generally subject to the following risks:

◾	INDUS’s ability to travel to, locate and execute on desirable properties or in certain markets, as a result of travel restrictions and other effects of the COVID-19 pandemic;
◾	when INDUS is able to locate a desirable property, competition from other real estate investors may significantly increase the purchase price;
◾	acquired properties may fail to perform as expected;
◾	the actual costs of repositioning or redeveloping acquired properties may be higher than INDUS estimates;
◾	acquired properties have been and may continue to be located in new markets where INDUS faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and
◾	INDUS may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties and operating entities, into its existing operations, and as a result, INDUS’s results of operations and financial condition could be adversely affected.

INDUS may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against INDUS based upon ownership of those properties, INDUS might have to pay substantial sums to settle the liabilities, which could adversely affect its cash flow and financial position.

Weakness in INDUS’s office/flex portfolio could negatively impact its business.

INDUS’s office/flex portfolio, which as of November 30, 2020 comprised 8.5% of its total square footage and was 71% occupied, is concentrated in the north submarket of Hartford, Connecticut. The demand for office/flex space in this market is weak and competitive, with market vacancy in excess of 30% as of December 31, 2020, according to the Q4 2020 CBRE|New England Report, and such demand may continue to be impacted by effects of the COVID-19 pandemic. There is no certainty that INDUS will retain existing tenants or attract new tenants to its office/flex buildings. Re-leasing INDUS’s office/flex properties typically requires greater investment per square foot than for INDUS’s industrial/logistics properties and could negatively impact INDUS’s results of operations and cash flow.

INDUS may experience increased operating costs, which could adversely affect its results of operations.

INDUS’s properties are subject to increases in operating expenses such as real estate taxes, fuel, utilities, labor, repairs and maintenance, building materials and insurance, some of which have been and may continue to be impacted by the COVID-19 pandemic. While many of INDUS’s current tenants generally are obligated to pay a significant portion of these costs, it is possible that existing or new tenants will not agree to, or make, these payments. If operating expenses increase, INDUS may not be able to pass these costs on to its tenants and, therefore, any increases could have an adverse effect on INDUS’s results of operations and cash flow. Additionally, for space that has remained or remains unleased, INDUS has incurred, and will continue to incur, all of the building’s operating costs for the space without reimbursements from tenants.

INDUS relies on third-party managers for day-to-day property management of certain of its properties.

INDUS relies on local third-party managers for the day-to-day management of its properties in the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area and Orlando, Florida. To the extent that INDUS uses a third-party manager, the cash flows from its Lehigh Valley, greater Charlotte and Orlando properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage INDUS’s properties effectively or in accordance with their agreements with INDUS, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, INDUS could incur losses or face liabilities from the loss or injury to its property or to persons at its properties. In addition, disputes may arise between INDUS and these third-party managers, and INDUS may incur significant expenses to resolve those disputes, or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with INDUS’s properties, which may result in conflicts of interest and decisions regarding the operation of INDUS’s properties that are not in INDUS’s best interests. INDUS has and likely will continue to rely on third-party managers in any new markets it enters through its acquisition activities.

Unfavorable events affecting INDUS’s existing and potential tenants and its properties, or negative market conditions that may affect INDUS’s existing and potential tenants, could have an adverse impact on INDUS’s ability to attract new tenants, re-let space, collect rent and renew leases, and thus could have a negative effect on INDUS’s results of operations and cash flow.

The substantial majority of INDUS’s revenue is derived from lease revenue from its industrial/logistics and office/flex buildings. INDUS’s results of operations and cash flows depend on its ability to lease space to tenants on economically favorable terms. Therefore, INDUS has and could in the future be adversely affected by various factors and events over which INDUS has limited control, such as:

◾	inability to retain existing tenants and attract new tenants;
◾	oversupply of or reduced demand for space and changes in market rental rates in the areas where INDUS’s properties are located;
◾	defaults by INDUS’s tenants or failure to pay rent on a timely basis due to bankruptcy, economic conditions or other factors, such as the COVID-19 pandemic;
◾	physical damage to INDUS’s properties and the need to repair the damage;

◾	economic or physical decline or impacts related to the COVID-19 pandemic in the areas where INDUS’s properties are located; and
◾	potential risk of functional obsolescence of INDUS’s properties over time.

INDUS’s tenants have and may in the future be unable to pay rent due to INDUS. INDUS may be forced to evict the tenant, or engage in other remedies, similar to the rent relief and deferral agreements INDUS has been required to consider and grant during fiscal 2020, which may be expensive and time consuming and may adversely affect INDUS’s results of operation and cash flows.

If INDUS’s tenants do not renew their leases as they expire, INDUS may not be able to re-lease the space. Furthermore, leases that are renewed, or new leases for space that is re-let, may have terms that are less economically favorable to INDUS than current lease terms, or may require INDUS to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

Any of these events could adversely affect INDUS’s results of operations and cash flows and its ability to make dividend payments and service its indebtedness.

A significant portion of INDUS’s costs, such as real estate taxes, insurance costs, and debt service payments, are fixed, which means that they generally are not reduced when circumstances cause a decrease in cash flow from its properties.

Declining real estate valuations and any related impairment charges could materially adversely affect INDUS’s financial condition, results of operations, cash flows, ability to satisfy debt obligations and ability to pay dividends on, and the per share trading price of, its common stock.

INDUS reviews the carrying value of its properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. INDUS bases its review on an estimate of the future cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition on an undiscounted basis. INDUS considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. With respect to undeveloped land, INDUS evaluates the cash flow to be generated from the potential use or sale of such land as compared to the costs, including entitlement and infrastructure costs for the intended use or costs required to prepare the land for sale. If INDUS’s evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on INDUS’s results of operations because recording an impairment loss results in an immediate negative adjustment to INDUS’s operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause INDUS to reevaluate the assumptions used in its impairment analysis. Impairment charges could materially adversely affect INDUS’s financial condition, results of operations, cash flows and ability to pay dividends on, and the per share trading price of, its common stock.

INDUS’s use of nonrecourse mortgage loans and construction loans could have a material adverse effect on its financial condition.

As of November 30, 2020, INDUS had indebtedness under nonrecourse mortgage loans of approximately $163.2 million, collateralized by approximately 94% of the total square footage of its industrial/logistics and office/flex buildings. If a significant number of INDUS’s tenants were unable to meet their obligations to INDUS or if INDUS were unable to lease a significant amount of space in its properties on economically favorable lease terms, there would be a risk that INDUS would not have sufficient cash flow from operations for payments of required principal and interest on these loans. If INDUS was unable to make the payments and was to default, the property collateralizing the mortgage loan could be foreclosed upon, and INDUS’s financial condition and results of operations would be adversely affected. In addition, two of INDUS’s nonrecourse mortgage loans contain cross default provisions. A default under a mortgage loan that has cross default provisions may cause INDUS to automatically default on another loan.

INDUS’s use of financing arrangements that include balloon payment obligations could have a material adverse effect on its financial condition.

Approximately 95% of the principal balance of INDUS’s nonrecourse mortgage loans as of November 30, 2020 require a lump-sum or “balloon” payment at maturity. INDUS’s ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, INDUS may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms. If INDUS were to be unable to refinance the balloon payment, then it may be forced to sell the property or pay the balloon payment using its existing cash on hand or other liquidity sources, or the property could be foreclosed. Any balloon payments that INDUS makes out of its existing cash or liquidity may have a material adverse effect on its financial condition and leave it with insufficient cash to invest in other properties, pay dividends to stockholders or meet its other obligations.

INDUS’s failure to effectively hedge against interest rate fluctuation could have a material adverse effect on its financial condition.

INDUS has entered into several interest rate swap agreements to hedge its interest rate exposures related to its variable rate nonrecourse mortgages on certain of its industrial/logistics and office/flex buildings. These agreements have costs and involve the risks that these arrangements may not be effective in reducing INDUS’s exposure to interest rate fluctuations and that a court could rule that such agreements are not legally enforceable. The failure to hedge effectively against interest rate fluctuations may have a material adverse effect on INDUS’s results of operations if interest rates were to rise materially. Additionally, any settlement charges incurred to terminate an interest rate swap agreement may result in increased interest expense, which may also have an adverse effect on INDUS’s results of operations.

INDUS may suffer adverse effects as a result of the terms of and covenants relating to its credit facilities.

INDUS’s continued ability to borrow under its credit facilities with Webster Bank, N.A. (“Webster Bank”) including its $19.5 million revolving credit facility and its $15 million acquisition credit facility, is subject to compliance with certain financial and other covenants. INDUS’s failure to comply with such covenants under any of its credit facilities could cause a default under such credit facility, and INDUS may then be required to repay amounts outstanding, if any, under such facility with capital from other sources. Under those circumstances, other sources of capital may not be available to INDUS, or may be available only on unattractive terms.

INDUS’s risk related to the discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2023. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next two years. As of November 30, 2020, INDUS had approximately $98.1 million of floating rate debt under nonrecourse mortgage loans, the interest on which is based on LIBOR, however, INDUS entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans.

In the event that LIBOR is no longer available, the revolving credit line provides for a transition to a comparable rate of interest determined by Webster Bank and the Acquisition Credit Line contemplates that Webster Bank will transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Such an event would not affect INDUS’s ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2023 is unclear, but these changes could adversely affect INDUS’s cash flow, financial condition and results of operations.

INDUS relies on key personnel.

INDUS’s success depends to a significant degree upon the contribution of certain key personnel, including but not limited to INDUS’s President and Chief Executive Officer, INDUS Realty, LLC’s Executive Vice President and its Senior Vice President of Construction and Development. If any key personnel of INDUS or its subsidiaries were to cease employment, INDUS’s operating results could suffer. INDUS’s ability to retain its senior management group or attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation on their availability could adversely affect INDUS’s results of operations and cash flows. INDUS has not obtained and does not expect to obtain key man life insurance on any of its key personnel.

Risks Related to the Real Estate Industry

Changing or adverse political and economic conditions, credit markets or other events may impact INDUS’s results of operations and financial condition.

INDUS’s real estate business may be affected by market conditions, political and economic uncertainty experienced by the U.S. economy as a whole, conditions in the credit markets, by local economic conditions in the markets in which its properties are located or by other global and domestic events, such as the COVID-19 pandemic. Such conditions may impact INDUS’s results of operations, financial condition or ability to expand its operations and pay dividends to stockholders as a result of the following:

◾	The financial condition of INDUS’s tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
◾	A decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for INDUS’s industrial/logistics and office/flex space, causing market rental rates and property values to be negatively impacted;
◾	INDUS’s ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;
◾	Reduced values of INDUS’s properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings;
◾	A weak economy may limit sales of land intended for commercial, industrial and residential use;
◾	Changes in supply or demand for similar or competing properties in an area where INDUS’s properties are located may adversely affect INDUS’s competitive position and market rental rates in that area; and
◾	Long periods of time may elapse between the commencement and the completion of INDUS’s projects.

An increase in interest rates could adversely impact INDUS’s ability to refinance existing debt or to finance new developments and acquisitions.

Rising interest rates could limit INDUS’s ability to refinance existing debt on favorable terms, or at all, when it matures. Interest rates have been in recent years, and currently remain, low by historical standards. However, the Federal Reserve raised its benchmark interest rate multiple times in 2017 and 2018, and, although rates were reduced during 2020 in connection with the COVID-19 pandemic, further interest rate increases may occur in the future. If interest rates increase, so will INDUS’s interest costs, which would adversely affect INDUS’s cash flow and could affect INDUS’s ability to pay principal and interest on its debt.

From time to time, INDUS enters into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. These agreements, which are intended to lessen the impact of rising interest rates on INDUS, expose INDUS to the risks that the other parties to the agreements might not perform, or that INDUS could incur significant costs associated with the settlement of the agreements, or that the agreements might be unenforceable and the underlying transactions would fail to qualify as highly-effective cash flow hedges under relevant accounting guidance.

In addition, an increase in interest rates could decrease the amounts third parties are willing to lend to INDUS for use towards potential acquisitions or development costs, thereby limiting its ability to grow its property portfolio.

INDUS may not be able to compete successfully with other entities that operate in its industry.

The market for leasing industrial/logistics space and office/flex space is highly competitive. INDUS competes for tenants with owners of numerous properties in the areas where INDUS’s buildings are located. Some of INDUS’s competitors for tenants have greater financial resources than INDUS and may be able to offer prospective tenants more attractive financial or other terms than INDUS is able to offer and may be able to accept more risk related to the creditworthiness of tenants. INDUS’s competes for tenants on the bases of location, price, availability of space, convenience and amenities.

There is a great amount of competition for the acquisition of industrial/logistics buildings and for the acquisition of undeveloped land for construction of such buildings. INDUS competes for the acquisition of industrial/logistics properties with other REITs, institutional investors, such as pension funds, private real estate investment funds, insurance company investment accounts, public and private investment companies, individuals and other entities engaged in real estate investment activities. Some of these competitors have greater financial resources than INDUS, and may be able to accept more risk, including risk related to the degree of leverage they may be willing to take on and risk related to acquiring properties that are not substantially leased. Competitors for acquisitions may also have advantages from a lower cost of capital or greater operating efficiencies associated with being a larger entity.

INDUS may experience increased costs or delays in supply of raw materials, labor and energy, which could adversely affect its operations.

INDUS’s construction activities and maintenance of its current portfolio could be adversely affected by increases in raw materials, labor or energy costs or disruption of these supply chains, including, without limitation, as a result of the COVID-19 pandemic. An increase in the cost of building new facilities could negatively impact INDUS’s future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in INDUS’s real estate assets, which may lower the return on investment in new facilities. The lack of availability of raw materials or labor has impacted and could continue to impact INDUS, resulting in higher construction costs as a result of increases in wage rates and delay construction of new facilities. Furthermore, as petroleum and other energy costs increase, products used in the construction of INDUS’s facilities, such as steel, masonry, asphalt, cement and building products may increase. Additionally, government international trade policies, including implementation of or changes in tariffs, could impact the cost of products used in INDUS’s facilities. An increase in energy costs could increase INDUS’s building operating expenses and thereby lower INDUS’s operating results.

Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so.

Real estate properties are not as liquid as other types of investments and this lack of liquidity could limit INDUS’s ability to react promptly to changes in economic, financial, investment or other conditions, such as the COVID-19 pandemic. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”), provide for the ability to exchange “like-kind” property to defer income taxes related to a gain on sale (“1031 Like-Kind Exchange”). The illiquidity of real estate properties may limit INDUS’s ability to find a replacement property to effectuate an exchange.

Potential environmental liabilities could result in substantial costs.

INDUS has properties in Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte area in North Carolina and Orlando, Florida in addition to extensive land holdings in Connecticut, Massachusetts and northern Florida. Under federal, state and local environmental laws, ordinances and regulations, INDUS may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, INDUS may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, INDUS may have to pay for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes cleanup responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of INDUS’s undeveloped land or could increase operating costs due to the cost of complying with new regulations.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require INDUS to make expenditures that adversely impact INDUS’s operating results.

All of INDUS’s properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that places of public accommodation comply with federal requirements related to access and use by people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect INDUS’s results of operations and financial condition. In addition, INDUS is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may continue to be adopted by governmental agencies and bodies and become applicable to INDUS’s properties. INDUS has made and may continue to be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on INDUS’s operating results and financial condition and INDUS’s ability to satisfy debt obligations and issue dividends to stockholders.

Governmental regulations and control could adversely affect INDUS’s real estate development activities.

INDUS’s operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances, wetlands restrictions, storm water regulations and open space preservation initiatives. Any changes in regulations regarding these matters may impact the ability of INDUS to develop its properties or increase INDUS’s costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of INDUS’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

Uninsured losses or a loss in excess of insured limits could adversely affect INDUS’s business, results of operations and financial condition.

INDUS carries comprehensive insurance coverage, including property, liability, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of INDUS’s properties, INDUS could experience a significant loss of capital invested in and potential revenue from the properties affected.

Information technology (“IT”) security breaches and other incidents could disrupt INDUS’s operations, compromise confidential information maintained by INDUS, and damage INDUS’s reputation, all of which could negatively impact INDUS’s business, results of operations and the per share trading price of its common stock.

As part of INDUS’s normal business activities, it uses IT and other computer resources to carry out important operational activities and to maintain its business records. INDUS’s computer systems, including its backup systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), usage errors and catastrophic events, such as fires, floods, tornadoes and hurricanes. If INDUS’s computer systems and its backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, INDUS could suffer interruptions in its operations or unintentionally allow misappropriation of proprietary or confidential information, which could damage its reputation and require INDUS to incur significant costs to remediate or otherwise resolve these issues. It is possible that the security efforts and measures INDUS has implemented will not be effective or that attempted security breaches or disruptions will be successful or damaging.

INDUS is exposed to the potential impacts of future climate change and climate-change related risks.

INDUS is exposed to potential physical risks from possible future changes in climate. INDUS’s properties may be exposed to rare catastrophic weather events, such as severe storms, hurricanes and/or floods. If the frequency of extreme weather events increases due to climate change, INDUS’s exposure to these events could increase.

As a real estate owner and developer, INDUS may be adversely impacted in the future by stricter energy efficiency standards for buildings. INDUS may be required to make improvements to its existing properties to meet such standards and the costs to meet these standards may increase INDUS’s costs for new construction.

INDUS’s properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of INDUS’s properties could require INDUS to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose INDUS to liability from its tenants, employees of its tenants or others if property damage or personal injury is alleged to have occurred.

Risks Related to INDUS’s Organization and Structure

INDUS’s rights and the rights of INDUS stockholders to take action against its directors and officers are limited.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by Maryland law, INDUS’s charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based on a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, INDUS’s charter requires it to indemnify its directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and INDUS has entered into indemnification agreements with its directors and executive officers. As a result, INDUS and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that any of INDUS’s directors or officers are exculpated from, or indemnified against, liability but whose actions impede the Company’s performance, INDUS’s stockholders’ ability to recover damages from that director or officer will be limited.

INDUS’s charter and bylaws contain provisions that may delay, defer or prevent an acquisition of its common stock or a change in control.

INDUS’s charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for its stockholders or otherwise be in their best interests, including the following:

INDUS’s charter contains restrictions on the ownership and transfer of its stock.

In order for INDUS to qualify as a REIT, no more than 50% of the value of outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which INDUS elects to be taxed as a REIT. Subject to certain exceptions, INDUS’s charter prohibits any stockholder from owning, beneficially or constructively, more than 5.5% in value or in number of shares, whichever is more restrictive, of the outstanding shares of its common stock, or 5.5% in value of the aggregate of the outstanding shares of all classes or series of our stock. INDUS refers to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 5.5% of INDUS’s outstanding common stock or the outstanding shares of all classes or series of INDUS’s stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. INDUS’s charter also prohibits any person from owning shares of INDUS’s stock that could result in INDUS being “closely held” under Section 856(h) of the Code or otherwise cause INDUS to fail to qualify as a REIT. Any attempt to own or transfer shares of INDUS’s common stock or of any of INDUS’s other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of INDUS if INDUS’s Board does not grant an exemption from the ownership limits, even if INDUS’s stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, INDUS’s Board intends to grant some limited exemptions from the ownership limits applicable to certain holders of its common stock, subject to certain initial and ongoing conditions designed to protect INDUS’s status as a REIT, including, if deemed advisable, the receipt of an Internal Revenue Service, or IRS, private letter ruling or an opinion of counsel.

INDUS’s Board has the power to cause the Company to issue additional shares of INDUS stock without stockholder approval.

INDUS’s charter authorizes the Company to issue additional authorized but unissued shares of common or preferred stock. In addition, INDUS’s Board may, without stockholder approval, amend the Company’s charter to increase the aggregate number of INDUS shares of common stock or the number of shares of stock of any class or series that INDUS has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, INDUS’s Board may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the Company’s shares of common stock or otherwise be in the best interests of INDUS’s stockholders.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of INDUS.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third-party from acquiring INDUS or of impeding a change of control under circumstances that otherwise could provide INDUS’s common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of INDUS’s outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
●“control share” provisions that provide that holders of “control shares” of the Company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act (the “MBCA”), INDUS’s Board has by resolution exempted from the provisions of the MBCA business combinations between any other person and INDUS. INDUS’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of INDUS stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits INDUS’s Board, without stockholder approval and regardless of what is currently provided in INDUS’s charter or bylaws, to implement certain takeover defences, such as a classified board, some of which INDUS does not have.

INDUS’s bylaws designate the Circuit Court for Baltimore City, Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by INDUS stockholders, which could limit INDUS’s stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with INDUS or its directors, officers or other employees.

INDUS’s bylaws provide that, subject to limited exceptions, the Circuit Court for Baltimore City, Maryland, is the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on INDUS’s behalf, other than actions arising under federal securities laws, (c) any action asserting a claim of breach of any duty owed by any of INDUS’s directors, officers or other employees to INDUS or its stockholders, (d) any action asserting a claim against INDUS or any of its directors, officers or other employees arising pursuant to any provision of the MGCL, INDUS’s charter or its bylaws or (e) any action asserting a claim against INDUS or any of its directors, officers or other employees that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against INDUS or its directors, officers or employees, which may discourage such lawsuits against INDUS and its directors, officers and other employees.

The concentrated ownership of INDUS common stock by members of the Cullman and Ernst families may limit other INDUS stockholders’ ability to influence INDUS’s corporate and management policies.

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Michael S. Gamzon, a director and INDUS’s President and Chief Executive Officer and Frederick M. Danziger and Edgar M. Cullman, Jr., directors of INDUS, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 40.2% of the outstanding common stock of INDUS as of November 30, 2020. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may effectively control the determination of INDUS’s corporate and management policies and may limit other INDUS stockholders’ ability to influence INDUS’s corporate and management policies.

INDUS’s Board may change its investment and financing policies without stockholder approval and INDUS may become more highly leveraged, which may increase INDUS’s risk of default under its debt obligations.

INDUS’s investment and financing policies are exclusively determined by its Board. Accordingly, INDUS’s stockholders do not control these policies. Further, INDUS’s charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that INDUS may incur. INDUS’s Board may alter or eliminate its current policy on borrowing at any time without stockholder approval. If this policy changed, INDUS could become more highly leveraged which could result in an increase in its debt service. Higher leverage also increases the risk of default on INDUS’s obligations. In addition, a change in INDUS’s investment policies, including the manner in which INDUS allocates its resources across the portfolio or the types of assets in which INDUS seeks to invest, may increase its exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to INDUS’s policies with regard to the foregoing could adversely affect INDUS’s financial condition, results of operations, cash flows and its ability to pay dividends on, and the per share trading price of, its common stock.

Risks Related to INDUS’s REIT Structure

If INDUS fails to remain qualified as a REIT, INDUS would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing its taxable income.

INDUS currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes commencing with its taxable year beginning January 1, 2021. However, it is possible that INDUS will not have qualified or will not remain qualified as a REIT. Qualification as a REIT requires INDUS to satisfy numerous requirements established under highly technical and complex sections of the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within INDUS’s control. If INDUS fails to qualify as a REIT in any taxable year:

●	INDUS would be subject to federal income tax on its taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to its stockholders and INDUS may need to borrow additional funds or issue securities to pay such additional tax liability;
●	unless INDUS is entitled to relief under applicable statutory provisions, INDUS could not elect to be taxed as a REIT for four taxable years following the year during which INDUS was disqualified; and
●	INDUS will not be required to make distributions to its stockholders.

As a result of all these factors, INDUS’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations.

In order to qualify as a REIT, INDUS must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and requirements regarding the sources of its gross income. Also, INDUS must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect INDUS investors, its ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if INDUS remains qualified as a REIT, it may owe taxes under certain circumstances.

Even if INDUS qualifies as a REIT, it will be subject to certain U.S. federal, state and local taxes on its income and property, including on taxable income that the Company does not distribute to its stockholders, and on net income from certain “prohibited transactions”. In addition, if INDUS fails to qualify as a REIT but nevertheless qualifies for relief under certain statutory relief provisions, it may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain its qualification as a REIT. Moreover, INDUS’s taxable REIT subsidiary will be subject to tax as a regular corporation in the jurisdictions it operates. Furthermore, if INDUS sells an asset it held on the first day of the first taxable year for which it qualifies as a REIT (i.e., January 1, 2021) during the five-year period beginning on such first day, INDUS generally will be required to pay regular U.S. federal corporate income tax on the gain to the extent of the excess of (i) the fair market value of the asset, over (ii) the adjusted tax basis of the asset, determined as of the first day of the first taxable year for which INDUS qualifies as a REIT.

To maintain INDUS’s REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance.

In order to qualify as a REIT, INDUS will generally be required each year to distribute to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and INDUS will be subject to tax to the extent its taxable income (including net capital gain) is not fully distributed. In addition, INDUS will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. Accordingly, INDUS may not be able to retain sufficient cash flow from operations to meet its debt service requirements and repay its debt. Therefore, INDUS may need to raise additional capital for these purposes, and INDUS cannot assure that a sufficient amount of capital will be available to INDUS on favorable terms, or at all, when needed. Further, in order to maintain its REIT qualification and avoid the payment of income and excise taxes, INDUS may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. INDUS’s access to third-party sources of capital depends on a number of factors, including the market’s perception of INDUS’s growth potential, INDUS’s current debt levels, the per share trading price of INDUS’s common stock, and INDUS’s current and potential future earnings. It is possible that INDUS will not have access to such capital on favorable terms at the desired times, or at all, which may cause INDUS to curtail its investment activities and/or to dispose of assets at inopportune times.

There will be uncertainties relating to INDUS’s estimate of the E&P Distribution.

To qualify for taxation as a REIT effective for the year ended December 31, 2021, INDUS is required to distribute to its stockholders on or before December 31, 2021, its undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2021, which is referred to as the “E&P Distribution.” INDUS believes that the total value of the E&P Distribution will be sufficient to fully distribute its accumulated earnings and profits and that a portion of the E&P Distribution will exceed its accumulated earnings and profits. However, the amount of INDUS’s accumulated earnings and profits is a complex factual and legal determination. INDUS may have less than complete information at the time it estimates its earnings and profits or may interpret the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of INDUS’s undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2020, successfully assert that INDUS’s taxable income should be increased, which could increase INDUS’s pre-REIT accumulated earnings and profits. Thus, INDUS could fail to satisfy the requirement that it distribute all of its pre-REIT accumulated earnings and profits by the close of its first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of its pre-REIT accumulated earnings and profits, INDUS cannot now determine whether it would be able to take advantage of them or the economic impact to INDUS of doing so.

INDUS’s taxable REIT subsidiaries will be subject to federal income tax, and INDUS will be required to pay a 100% penalty tax on certain income or deductions if its transactions with its taxable REIT subsidiaries are not conducted on arm’s length terms.

INDUS owns an interest in a taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is an entity treated as a corporation for federal income tax purposes other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. INDUS will be required to pay a 100% penalty tax on certain income or deductions if its transactions with its taxable REIT subsidiary are not conducted on an arm’s length basis.

REIT ownership limitations may restrict or prevent stockholders from engaging in certain transfers of INDUS’s common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of INDUS’s outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with INDUS’s 2022 taxable year. To assist INDUS in satisfying this share ownership requirement, INDUS’s charter imposes ownership limits on its shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits. See the section entitled “Description of Capital Stock – Common Stock – Restrictions on Ownership and Transfer.” These ownership limitations may restrict or prevent stockholders from engaging in certain transfers of our common stock.

Complying with REIT requirements may cause INDUS to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, INDUS must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts INDUS distributes to its stockholders and the ownership of its common stock. If INDUS fails to comply with one or more of the asset tests at the end of any calendar quarter, INDUS must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, INDUS may be required to forego investments it might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder INDUS’s performance and reduce amounts available for distribution to its stockholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit INDUS’s ability to engage in transactions which would be treated as sales for federal income tax purposes.

Any gain that INDUS realizes on the sale of property (other than any foreclosure property) held as inventory or otherwise held primarily for sale to customers in the ordinary course of business, including its share of any such gain realized by its operating company, either directly or through its subsidiary partnerships, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax, unless certain safe harbor exceptions apply. Although INDUS does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of its business, such characterization is a factual determination and it is possible the IRS would not agree with INDUS’s characterization of its properties or that INDUS will not always be able to make use of the available safe harbors.

INDUS has not established a minimum distribution payment level, and INDUS may be unable to generate sufficient cash flows from its operations to make distributions to its stockholders at any time in the future.

INDUS is generally required to distribute to its stockholders at least 90% of its net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code. To the extent INDUS satisfies the 90% distribution requirement but distributes less than 100% of its net taxable income (including net capital gains), INDUS will be subject to federal corporate income tax on its undistributed net taxable income. INDUS intends to distribute at least 100% of its net taxable income (including net capital gains). However, INDUS’s ability to make distributions to its stockholders may be adversely affected by the issues described in the risk factors set forth herein and in those incorporated herein by reference. Subject to satisfying the requirements for REIT qualification, INDUS intends over time to make regular quarterly distributions to its stockholders. INDUS’s Board has the sole discretion to determine the timing, form and amount of any distributions to its stockholders. INDUS’s Board makes determinations regarding distributions based upon, among other factors, its historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as its Board may deem relevant from time to time. Among the factors that could impair INDUS’s ability to make distributions to its stockholders are:

●	INDUS’s inability to realize attractive returns on its investments;
●	unanticipated expenses that reduce INDUS’s cash flow or non-cash earnings;
●	decreases in the value of the underlying assets; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, it is possible that INDUS will not be able to continue to make distributions to its stockholders or that the level of any distributions INDUS does make to its stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of INDUS shares of common stock. Distributions could be dilutive to INDUS’s financial results and may constitute a return of capital to its investors, which would have the effect of reducing each stockholder’s basis in its shares of common stock. INDUS also may need to borrow funds or use proceeds from the sale of assets to fund distributions.

Dividends payable by REITs, including INDUS, generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the 2017 Tax Reform Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

Legislative or regulatory action affecting REITs could adversely affect INDUS or its stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect INDUS and may impact our taxation or that of its stockholders. Accordingly, it is possible that any such change will significantly affect INDUS’s ability to qualify for taxation as a REIT or the federal income tax consequences to INDUS of such qualification.

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which INDUS operates, its stock and its results of operations, both positively and negatively in ways that are difficult to anticipate.

As a REIT, INDUS is generally not required to pay federal taxes otherwise applicable to regular corporations (except for income generated by INDUS’s TRSs) if INDUS complies with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. Tax reform legislation affects the way in which dividends paid on shares of our common stock are taxed and could impact INDUS’s stock price or how stockholders and potential investors view an investment in REITs generally. In addition, while certain elements of tax reform legislation may not impact INDUS directly as a REIT, they could impact the geographic markets in which INDUS operates, particularly affecting tenants of INDUS’s leased property and their corporate tax obligations, if any.

Risks Related to INDUS’s Common Stock

Issuances or sales of INDUS’s common stock or the perception that issuances or sales might occur could adversely affect the per share trading price of INDUS’s common stock.

INDUS’s ability to develop and acquire properties in part depends on INDUS’s access to capital, which may in the future include the issuance of common equity. INDUS’s Board can authorize the issuance of additional securities without stockholder approval. Furthermore, INDUS intends to have an active a shelf registration statement on Form S-3 that will allow it to offer and sell securities from time to time in one or more public offerings, including shares of its common stock.

The issuance or sale of INDUS common stock, including under INDUS’s shelf registration statement, in connection with future property, portfolio or business acquisitions, to repay indebtedness or for general corporate purposes, or the availability of shares for resale in the open market, could have an adverse effect on the per share trading price of INDUS’s common stock and would be dilutive to existing stockholders.

The exercise of any options or the issuance of any common stock granted to certain directors, executive officers and other employees under INDUS’s 2020 Incentive Award Plan or INDUS’s 2009 Stock Option Plan or other equity incentive plan could also have an adverse effect on the per share trading price of its common stock and be dilutive to existing stockholders. The existence of such options could also adversely affect the terms upon which INDUS may be able to obtain additional capital through the sale of equity securities.

Future offerings of debt securities, which would be senior to INDUS common stock upon liquidation, and/or preferred stock, which may be senior to INDUS common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of its common stock.

In the future, INDUS may attempt to increase its capital resources by making offerings of debt or additional equity securities, including medium-term notes, senior or subordinated notes and classes or series of its preferred stock under its shelf registration statement or otherwise, including on a private placement basis. Upon liquidation, holders of INDUS debt securities and shares of INDUS preferred stock, and lenders with respect to other borrowings will be entitled to receive its available assets prior to distribution to the holders of its common stock. Additionally, any convertible or exchangeable securities that INDUS issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. Holders of INDUS common stock are not entitled to preemptive rights or other protections against dilution. Any shares of INDUS preferred stock that are issued in the future under its shelf registration statement or otherwise, could have a preference on liquidating distributions or a preference on dividend payments that could limit INDUS’s ability pay dividends to the holders of its common stock. Because INDUS’s decision to issue securities in any future offering under its shelf registration statement or otherwise will depend on market conditions and other factors beyond its control, INDUS cannot predict or estimate the amount, timing or nature of its any such future offerings. Thus, INDUS’s stockholders bear the risk of any such future offerings reducing the per share trading price of its common stock and diluting their interest in INDUS.

Market interest rates may have an effect on the per share trading price of INDUS’s common stock.

One of the factors that influences the price of INDUS’s common stock is the dividend yield on its common stock (as a percentage of the price of its common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of INDUS’s common stock to expect a higher dividend yield and higher interest rates would likely increase its borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of INDUS’s common stock to decrease.

INDUS’s earnings and cash distributions will affect the market price of shares of its common stock.

To the extent that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing and is secondarily based upon the value of the underlying assets, shares of INDUS’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent INDUS retains operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of INDUS’s underlying assets, may negatively impact the market price of its common stock. INDUS’s failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of its common stock.

General Risk Factors

Volatility in the capital and credit markets could materially adversely impact INDUS.

Volatility and disruption in the capital and credit markets could make it more difficult to borrow money. Market volatility could hinder INDUS’s ability to obtain new debt financing or refinance maturing debt on favorable terms, or at all. Any financing or refinancing issues could have a material adverse effect on INDUS. Market turmoil and the tightening of credit could lead to an increased lack of consumer confidence and widespread reduction of business activity in general, which also could materially adversely impact INDUS, including its ability to acquire and dispose of assets on favorable terms, or at all.

If INDUS fails to maintain appropriate internal controls in the future, it may not be able to report its financial results accurately, which may adversely affect the per share trading price of its common stock and its business.

INDUS’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the related regulations regarding its required assessment of internal control over financial reporting requires the commitment of significant financial and managerial resources. INDUS’s system of internal controls may not prevent all errors, misstatements or misrepresentations, and it is possible that its internal control over financial reporting will not be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness or significant deficiency, in INDUS’s internal control over financial reporting that may occur in the future could result in misstatements of its results of operations, restatements of its financial statements and a decline in its stock price, or otherwise materially adversely affect INDUS’s business, reputation, results of operations, financial condition or liquidity.

INDUS is subject to litigation that may adversely impact operating results.

From time to time, INDUS may be a party to legal proceedings and claims arising in the ordinary course of business which could become significant. Given the inherent uncertainty of litigation, INDUS can offer no assurance that a future adverse development related to existing litigation or any future litigation will not have a material adverse impact on its business, consolidated financial position, results of operations or cash flows.

The market price and trading volume of INDUS’s common stock may be volatile.

The trading volume in INDUS’s common stock may fluctuate and cause significant price variations to occur. If the per share trading price of INDUS’s common stock declines significantly, stockholders may be unable to resell their shares at or above the price paid for them. It is possible that the per share trading price of INDUS’s common stock will fluctuate or decline significantly in the future.

Some of the factors that could negatively affect INDUS’s share price or result in fluctuations in the price or trading volume of its common stock include:

•	actual or anticipated variations in INDUS’s quarterly operating results or dividends;
•	changes in INDUS’s results of operations or cash flows;
•	publication of research reports about INDUS or the real estate industry;
•	prevailing interest rates;
•	the market for similar securities;
•	lack of liquidity or low trading volume of INDUS common stock;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional or future issuance of debt or equity INDUS incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report;
•

the extent of investor interest in INDUS’s securities or attractiveness of INDUS’s equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	INDUS’s underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances; and
•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert INDUS’s management’s attention and resources, which could have an adverse effect on INDUS’s financial condition, results of operations, cash flows and INDUS’s ability to pay dividends on, and the per share trading price of, its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of November 30, 2020, INDUS owned thirty industrial/logistics buildings and eleven office/flex buildings aggregating approximately 4.6 million square feet (91.5% of which was industrial/logistics properties and 8.5% of which was office/flex properties) in addition to 58 acres of entitled industrial land under development and approximately 3,370 acres of additional undeveloped land. As of November 30, 2020, approximately 94.3% of INDUS’s approximately 4.2 million industrial/logistics square footage was leased and 71.3% of INDUS’s approximately 0.4 million office/flex square footage was leased.

INDUS’s building portfolio is located in the north submarket of Hartford, Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area and Orlando, Florida. INDUS expects to continue to acquire and develop properties that are consistent with its core industrial/logistics focused strategy in these markets, as well as a select number of additional high-growth, supply constrained markets. INDUS targets properties that are in close proximity to transportation infrastructure (highways, airports, railways and seaports) and can accommodate single and multiple tenants in flexible layouts. INDUS expects that most of such potential future acquisitions of land and buildings will be located outside of the Hartford area.

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. INDUS may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if the Company believes market conditions are favorable for development. INDUS also may construct build-to-suit facilities on its undeveloped land if lease terms and building designs are favorable and market appropriate to align with INDUS’s strategy of owning buildings, not leases.

Developed Properties

The following tables present INDUS’s industrial/logistics buildings and its office/flex buildings aggregating approximately 4.2 million square feet and approximately 0.4 million square feet, respectively. A listing of those holdings and leasing data as of November 30, 2020 and November 30, 2019 is as follows:

Industrial/Logistics Portfolio				November 30, 2020		November 30, 2019
	Clear			Leased
Address	Height (Feet)	Year Built	Building Square Feet	Square Feet	Percentage Leased	Leased Square Feet	Leased
1985 Blue Hills Avenue*	26.3	2001	165,000	165,000	100.0%	165,000	100.0%
210 West Newberry Road**	16.0	1988	18,432	18,432	100.0%	18,432	100.0%
14 International Drive*	22.0	1982	40,060	40,060	100.0%	40,060	100.0%
15 International Drive*	22.0	1978	41,632	41,632	100.0%	41,632	100.0%
16 International Drive*	22.0	1980	58,370	58,370	100.0%	58,370	100.0%
20 International Drive*	26.0	1999	99,840	99,840	100.0%	51,957	52.0%
25 International Drive*	23.8	2001	57,190	57,190	100.0%	57,190	100.0%
35 International Drive*	27.0	1998	97,605	97,605	100.0%	97,605	100.0%
75 International Drive*	26.0	2003	117,000	117,000	100.0%	117,000	100.0%
758 Rainbow Road*	30.0	2005	138,395	138,395	100.0%	138,395	100.0%
754 Rainbow Road*	30.0	2006	136,867	136,867	100.0%	136,867	100.0%
759 Rainbow Road*	30.0	2007	126,852	126,852	100.0%	126,852	100.0%
755 Rainbow Road*	30.0	2007	148,484	148,484	100.0%	148,484	100.0%
131 Phoenix Crossing**	25.0	1997	31,239	31,239	100.0%	31,239	100.0%
40 International Drive*	26.0	2008	99,840	99,840	100.0%	99,840	100.0%
100 International Drive*	32.0	2009	304,200	304,200	100.0%	304,200	100.0%
330 Stone Road*	32.0	2017	136,926	136,926	100.0%	136,926	100.0%
220 Tradeport Drive*	32.0	2018	234,000	234,000	100.0%	234,000	100.0%
Subtotal - Hartford, CT	28.7	2005	2,051,932	2,051,932	100.0%	2,004,049	97.7%

871 Nestle Way*	28.0	2006	119,900	119,900	100.0%	119,900	100.0%
4275 Fritch Drive*	32.0	2012	228,000	228,000	100.0%	228,000	100.0%
4270 Fritch Drive*	32.0	2014	302,640	302,640	100.0%	302,640	100.0%
5220 Jaindl Boulevard*	32.0	2015	280,000	280,000	100.0%	280,000	100.0%
5210 Jaindl Boulevard*	32.0	2016	252,000	252,000	100.0%	252,000	100.0%
6975 Ambassador Drive*	32.0	2018	134,000	123,545	92.2%	63,547	47.4%
Subtotal - Lehigh Valley, PA	31.6	2014	1,316,540	1,306,085	99.2%	1,246,087	94.6%

215 International Drive NW*	32.0	2015	277,253	277,253	100.0%	277,253	100.0%
160 International Drive	32.0	2019	147,213	105,070	71.4%	105,070	71.4%
180 International Drive	36.0	2019	136,000	-	0.0%	-	0.0%
Subtotal - Charlotte, NC	33.0	2017	560,466	382,323	68.2%	382,323	68.2%

7466 Chancellor Drive*	24.0	1973	100,045	100,045	100.0%	100,045	100.0%
170 Sunport Lane** (1)	18.0	1997	68,320	17,685	25.9%	n/a	n/a
3320 Maggie Boulevard* (1)	22.0	1985	108,312	108,312	100.0%	n/a	n/a
Subtotal - Orlando, FL	21.7	1984	276,677	226,042	81.7%	100,045	100.0%

Total Industrial/Logistics Portfolio	29.7	2008	4,205,615	3,966,382	94.3%	3,732,504	92.6%

(1) Acquired in February 2020 and March 2020.

* Included as collateral under one of INDUS’s nonrecourse mortgage loans as of January 31, 2021.

** Included as collateral under INDUS’s revolving line of credit with Webster Bank as of January 31, 2021.

Office/Flex Portfolio			November 30, 2020		November 30, 2019
			Leased
Address	Year Built	Building Square Feet	Square Feet	Percentage Leased	Leased Square Feet	Leased
1936 Blue Hills Avenue	1983	7,199	7,199	100.0%	-	0.0%
5 Waterside Crossing*	1982	80,524	44,254	55.0%	44,254	55.0%
7 Waterside Crossing*	1987	80,520	40,165	49.9%	42,479	52.8%
29 - 35 Griffin Road South**	1977	57,500	46,287	80.5%	57,500	100.0%
204 West Newberry Road**	1988	22,331	6,690	30.0%	14,584	65.3%
206 West Newberry Road**	1989	22,826	22,826	100.0%	22,826	100.0%
310 West Newberry Road**	1990	11,361	11,361	100.0%	11,361	100.0%
320 West Newberry Road**	1991	11,137	11,137	100.0%	11,137	100.0%
330 West Newberry Road**	1991	11,932	11,932	100.0%	11,932	100.0%
340 West Newberry Road**	2001	38,964	29,872	76.7%	38,964	100.0%
21 Griffin Road North**	2002	48,346	48,346	100.0%	48,346	100.0%
55 Griffin Road South (1)	n/a	n/a	-	-	-	0.0%
Total Office-Flex Portfolio	1988	392,640	280,069	71.3%	303,383	70.1%

(1) 55 Griffin Road South is a 40,330 square foot office/flex building built in 1985 that was fully vacant in both years and was sold in November 2020. Prior to its sale, 55 Griffin Road South was included as collateral under INDUS’s revolving line of credit with Webster Bank. Subsequent to that sale, 170 Sunport Lane (see above) was added as a replacement property under the revolving line of credit.

*     Included as collateral under one of INDUS’s nonrecourse mortgage loans as of January 31, 2021.

**   Included as collateral under INDUS’s revolving line of credit with Webster Bank as of January 31, 2021.

Leasing Activity in Developed Properties

In fiscal 2020, the net effect of leasing transactions was an increase of approximately 108,000 square feet of industrial/logistics space under lease as of November 30, 2020, as compared to November 30, 2019, and a decrease of approximately 23,000 square feet of office/flex space under lease as of November 30, 2020, as compared to November 30, 2019. In addition, INDUS acquired two industrial/logistics properties in Orlando, 3320 Maggie Boulevard and 170 Sunport Lane, totaling approximately 177,000 square feet that were 71.3% leased during the year, adding an additional approximately 126,000 square feet to INDUS’s leased square footage. In fiscal 2020, INDUS’s total office/flex square footage was reduced when the Company sold a vacant, approximately 40,000 square foot office/flex building.

In the fiscal year ended November 30, 2019 (“fiscal 2019”), the net effect of leasing transactions was an increase of approximately 269,000 square feet of industrial/logistics space under lease as of November 30, 2019, as compared to November 30, 2018, and a decrease of approximately 10,000 square feet of office/flex space under lease as of November 30, 2019, as compared to November 30, 2018. In fiscal 2019, in addition to the acquisition of 7466 Chancellor Drive in Orlando, INDUS completed and placed in service 160 International Drive (“160 International”) and 180 International Drive (“180 International”), industrial/logistics buildings of approximately 147,000 square feet and approximately 136,000 square feet, respectively, on a land parcel in Concord, North Carolina in the greater Charlotte area, that was purchased in fiscal 2018. In the fourth quarter of fiscal 2019, INDUS entered into two leases aggregating approximately 105,000 square feet in 160 International. The Company’s construction of 160 International and 180 International was completed in the 2019 fourth quarter.

Summary of Industrial/Logistics Leasing Trends by Market

INDUS’s operating results depend primarily upon rental income, which is impacted by the results of leasing activity, tenant retention and occupancy in its portfolio. During fiscal 2020, INDUS had an industrial/logistics tenant retention rate of 79%, as measured by the number of tenants who signed renewals during the year divided by the total number of tenants who either renewed or vacated their leased space over the course of the year. Excluding leases with terms of less than 12 months and leases for first generation space, INDUS renewed a total of eleven industrial/logistics leases and signed five new industrial/logistics leases in fiscal 2020, with weighted average rent growth from leasing activity (“Weighted Average Rent Growth”)1 on a cash basis of 2.6% and Weighted Average Rent Growth from leasing activity on a straight-line basis of 15.0%.

As of November 30, 2020, INDUS had 49 unique industrial/logistics leases in its portfolio and its average lease size was 80,947 square feet. A summary of INDUS’s industrial/logistics square footage as of November 30, 2020 and leases in INDUS’s industrial/logistics buildings scheduled to expire during the next three fiscal years by market are as follows:

Hartford, CT (Market presence since Company inception)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2020	2,052,000	2,052,000	100%

	2021	2022	2023
Square footage of leases expiring	57,000	333,000	79,000
Square footage of expiring leases as a percentage of INDUS's total portfolio square footage as of November 30, 2020	1%	7%	2%
Number of tenants with leases expiring	1	6	3
Annual rental revenue (including tenant reimbursements) of expiring leases	$496,000	$2,665,000	$696,000
Annual rental revenue of expiring leases as a percentage of INDUS's total fiscal 2020 rental revenue	1%	7%	2%

Lehigh Valley, PA (Market entered in 2010)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2020	1,317,000	1,306,000	99%

	2021	2022	2023
Square footage of leases expiring	228,000	—	—
Square footage of expiring leases as a percentage of INDUS's total portfolio square footage as of November 30, 2020	5%	—%	—%
Number of tenants with leases expiring	1	—	—
Annual rental revenue (including tenant reimbursements) of expiring leases	$1,725,000	$—	$—
Annual rental revenue of expiring leases as a percentage of INDUS's total fiscal 2020 rental revenue	5%	—%	—%

1 Weighted average rent growth reflects the percentage change of annualized rental rates between the previous leases and the current leases. The rental rate change on a straight-line basis represents average annual base rental payments on a straight-line basis for the term of each lease including free rent periods. Cash basis rent growth represents the change in starting rental rates per the lease agreement on new and renewed leases signed during the period, as compared to the previous ending rental rates for that same space. The cash rent growth calculation excludes free rent periods. The change in rental rate calculations excludes leases for first generation space on properties acquired or developed by INDUS.

Charlotte, NC (Market entered in 2017)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
November 30, 2020	560,000	382,000	68%

	2021	2022	2023
Square footage of leases expiring	108,000	—	169,000
Square footage of expiring leases as a percentage of INDUS's total portfolio square footage as of November 30, 2020	2%	—%	4%
Number of tenants with leases expiring	1	—	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$613,000	$—	$1,005,000
Annual rental revenue of expiring leases as a percentage of INDUS's total fiscal 2020 rental revenue	2%	—%	3%

Orlando, FL (Market entered in 2019)

	Square		Square
	Footage		Footage	Percentage
	Owned		Leased	Leased
November 30, 2020	277,000		226,000	82%

	2021		2022	2023
Square footage of leases expiring	5,000		—	4,000
Square footage of expiring leases as a percentage of INDUS's total portfolio square footage as of November 30, 2020	*	%	—%	*	%
Number of tenants with leases expiring	1		—	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$38,000		$—	$33,000
Annual rental revenue of expiring leases as a percentage of INDUS's total fiscal 2020 rental revenue	*	%	—%	*	%

* Less than 1%.

Summary of Office/Flex Leasing Trends by Market

INDUS expects that its office/flex space will continue to become a smaller percentage of its total square footage as it focuses on the growth of its industrial/logistics building portfolio. A summary of INDUS’s office/flex square footage as of November 30, 2020 and leases in INDUS’s office/flex buildings scheduled to expire during the next three fiscal years are as follows:

Hartford, CT (Owned since Company inception)

	Square	Square
	Footage	Footage		Percentage
	Owned	Leased		Leased
November 30, 2020	393,000	280,000		71%

	2021	2022		2023
Square footage of leases expiring	61,000	12,000		50,000
Square footage of expiring leases as a percentage of INDUS's total portfolio square footage as of November 30, 2020	1%	*	%	1%
Number of tenants with leases expiring	5	1		3
Annual rental revenue (including tenant reimbursements) of expiring leases	$1,088,000	$185,000		$847,000
Annual rental revenue of expiring leases as a percentage of INDUS's total fiscal 2020 rental revenue	3%	*	%	2%

* Less than 1%.

Developments and Acquisitions

As of November 30, 2020, INDUS owned a total of 58 acres of land for development in the Lehigh Valley (the “Lehigh Valley Land”) and in Charlotte (the “Charlotte Land”).

INDUS acquired the Lehigh Valley Land totaling approximately 14 acres for approximately $1.9 million in fiscal 2019 using a portion of the proceeds from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”) to complete a 1031 Like-Kind Exchange. In fiscal 2020, the Company began construction of an approximately 103,000 square foot industrial/logistics building on the Lehigh Valley Land, which it expects to deliver in the fourth quarter of 2021.

INDUS acquired the Charlotte Land totaling approximately 44 acres in fiscal 2019 using a portion of the proceeds from the Simsbury Land Sale to complete a 1031 Like-Kind Exchange. In fiscal 2020, the Company obtained the entitlements to construct three industrial/logistics buildings aggregating approximately 520,000 square feet on the Charlotte Land. Subsequent to November 30, 2020, the Company entered into a preliminary agreement with a leading e-commerce company for the re-design of the Charlotte Land to accommodate the build-to-suit of a last-mile industrial/logistics facility to be leased by such company (the “Charlotte Build-to-Suit”). The Charlotte Build-to-Suit would utilize all of the development potential of the Charlotte Land and includes an approximately 142,000 square foot building. The Company estimates that the total development cost for the Charlotte Build-to-Suit will be between $35-$45 million (including the land cost) and that the tenant would enter into a fifteen-year lease for the property at a rental rate calculated as a percentage of the total project cost. The Company anticipates obtaining construction financing to fund a portion of the development costs for the Charlotte Build-to-Suit. Through January 31, 2021, INDUS has expended approximately $0.5 million for the re-design and development of the Charlotte Land for the Charlotte Build-to-Suit. The prospective tenant has indemnified the Company for those expenditures. It is possible that development of the Charlotte Land, the completion of the Charlotte Build-to-Suit and subsequent leasing of that property, as contemplated under the preliminary agreement, will not be completed under the current terms, or at all.

On June 24, 2020, INDUS entered into a Purchase and Sale Agreement (the “First Allentown Purchase Agreement”) to acquire for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania. On August 27, 2020, INDUS entered into a Purchase and Sale Agreement (the “Second Allentown Purchase Agreement”) to acquire for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts that 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including INDUS obtaining all governmental approvals for its planned development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. Given these contingencies, it is possible that the land acquisitions as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will not be completed under their current terms, or at all.

On July 17, 2020, INDUS entered into a Purchase and Sale Agreement (the “Orlando Purchase Agreement”) to acquire for a purchase price of $5.25 million an approximately 14 acre parcel of undeveloped land in Orlando, Florida. Closing on the land acquisition contemplated under the Orlando Purchase Agreement is subject to significant contingencies, including INDUS obtaining all governmental approvals for its planned development of two industrial/logistics buildings totaling approximately 195,000 square feet on the land parcel that would be acquired. Given these contingencies, it is possible that the land acquisition as contemplated under the Orlando Purchase Agreement will not be completed under its current terms, or at all.

The following table summarizes INDUS’s current and planned development and acquisition activities as described above:

Project	Market	Type	Estimated Completion	Planned Square Footage
Lehigh Valley Land	Lehigh Valley, PA	Speculative Development	Q4 2021	103,000
Charlotte Land	Charlotte, NC	Build-to-Suit Development	Q4 2021	142,000
First & Second Allentown Purchase Agreements	Lehigh Valley, PA	Speculative Development	Q2 2022	206,000
Orlando Purchase Agreement	Orlando, FL	Speculative Development	Q1 2022	195,000
Total				646,000

The total estimated investment in INDUS’s current and planned development and acquisition activities (as shown above) is approximately $93.7 million (inclusive of leasing costs), with approximately $11.4 million spent as of November 30, 2020.

As a part of INDUS’s standard development and acquisition underwriting process, INDUS analyzes the targeted initial full year stabilized Cash NOI yield for each development project and acquisition target and establishes a range of initial full year stabilized Cash NOI yields, which it refers to as “underwritten stabilized Cash NOI yields.” INDUS’s weighted average underwritten stabilized Cash NOI yield from the current and planned development and acquisition activities shown above is expected to range between 6.0% and 6.5%. Underwritten stabilized Cash NOI yields are calculated as a development project’s or acquisition’s initial full year stabilized Cash NOI as a percentage of its estimated total investment, including costs to stabilize the buildings to 95% occupancy (other than in connection with build-to-suit development projects and single tenant properties). INDUS calculates initial full year stabilized Cash NOI for a development project or acquisition by subtracting its estimate of the development project’s or acquisition’s initial full year stabilized operating expenses, real estate taxes and non-cash rental revenue, including straight-line rents (before interest, income taxes, if any, and depreciation and amortization), from its estimate of its initial full year stabilized rental revenue. Actual initial full year stabilized Cash NOI yields may vary from INDUS’s underwritten stabilized Cash NOI yield ranges based on the actual total cost to complete a project or acquire a property and its actual initial full year stabilized Cash NOI. See “Item 1A. “Risk Factors—Risks Related to INDUS’s Business and Properties—The actual initial full year stabilized cash net operating income yields from INDUS’s planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report.”

Land Holdings by State

As of November 30, 2020, INDUS’s undeveloped and developed acreage was as follows:

State	Undeveloped	Developed	Total
Connecticut	2,007	319	2,326
Florida	1,066	15	1,081
Massachusetts	297	0	297
North Carolina	44	40	84
Pennsylvania	14	131	145
Total	3,428	505	3,933

Undeveloped Land Holdings by Category

Development of INDUS’s land is affected by regulatory and other constraints. Development of INDUS’s undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies. Portions of INDUS’s land holdings in Connecticut are zoned for residential and office uses. The weakness in these markets has adversely affected INDUS, and may continue to do so in the future, by potentially lowering selling prices for land intended for such uses or delaying sales or development of such land.

A breakdown of INDUS’s undeveloped land holdings by category as of November 30, 2020 was as follows:

Category	Land Area (in acres)

Land Under Agreement for Sale	662	(a)

Industrial Land Under Development
Lehigh Valley Land	14
Charlotte Land	44
Total Industrial Under Development	58

Entitled and/or Planned Industrial Land (b)
267,000 Approved SF in Windsor, CT	27
231,000 Approved SF in Windsor, CT	28
248,000 Planned SF in Windsor, CT	60
234,000 Approved SF in Windsor, CT	16
Total Entitled and/or Planned Industrial Land	131

Other Developable Industrial	35	(c)
Commercial / Mixed Use Parcels	235	(d)
Residential Parcels	221	(e)
Other Undeveloped Parcels	146	(f)

Land Used as Nursery Farms
Florida Nursery Farm (Quincy, FL)	1,066	(g)
Connecticut Nursery Farm (Granby/East Granby, CT)	689	(h)
Total Land Used as Nursery Farms	1,755

Agricultural, Wetlands and/or Undevelopable Land	185	(i)

TOTAL UNDEVELOPED LAND BY CATEGORY	3,428

(a)	See “Land Under Agreement for Sale” below for further detail on the parcels included herein.

(b)	In Connecticut, INDUS holds entitlements and/or plans (not yet approved) to develop approximately 980,000 square feet of industrial/logistics space on land owned by INDUS. Approximately 482,000 square feet of this is in New England Tradeport, INDUS’s industrial park in Windsor and East Granby, Connecticut. Given certain contingencies, it is possible that INDUS will not be able to develop the entitled square footage or sell the entitled land parcels to a third party for development.
(c)	Represents two parcels located at 11 Goodwin Drive in Bloomfield, CT which are not planned or entitled, but which management believes may be best suited for industrial/logistics use in the future.
(d)	Includes approximately 90 acres in Bloomfield, CT, 70 acres in Windsor, CT and 75 acres in Simsbury, CT which INDUS believes may be suitable for commercial or mixed use development projects in the future.

However, this land does not have the approvals necessary for such development and INDUS believes that additional infrastructure improvements, which may be significant, may be required as part of any development.
(e)	Includes 207 acres in Southwick, MA and 14 acres in Bloomfield and Windsor, CT that are zoned for residential development but do not have any entitlements.
(f)	Includes several parcels of land that may be suitable for a variety of future uses including residential, commercial or industrial but management is unable to determine the most likely use at this time.
(g)	In fiscal 2009, Imperial shut down its growing operations in Quincy, Florida (the “Florida Farm”) and subsequently leased that facility to growers of landscape nursery plants. The Florida Farm currently is unoccupied and INDUS is marketing the Florida Farm for sale or lease.
(h)	Includes 366 acres in East Granby and 323 acres in Granby that comprise the Connecticut Farm that is leased to Monrovia Connecticut LLC (“Monrovia”) under the Imperial Lease. Concurrent with INDUS’s sale in fiscal 2014 of its landscape nursery business, Imperial Nurseries, Inc., INDUS and the buyer, Monrovia entered into a Lease and Option Agreement, which was amended in fiscal 2016 (as amended, the “Imperial Lease”) pursuant to which Monrovia leased Imperial’s production nursery located in Granby and East Granby, Connecticut (the “Connecticut Farm”) for a ten-year period. The Imperial Lease grants Monrovia options to extend the term for up to an additional fifteen years and to purchase the land, land improvements and other operating assets that were used by Imperial on the Connecticut Farm during the first thirteen years of the lease period for $9.5 million, or $7.0 million if only a certain portion of the Connecticut Farm is purchased, subject in each case to certain adjustments as provided for in the Imperial Lease.
(i)	Represents land in Connecticut which management believes is not suitable for development and is unlikely to be developed either by INDUS or another potential user or buyer.

Dispositions of Non-Core Undeveloped Land and Office/Flex Property

Periodically, INDUS may sell certain portions of its real estate assets that it has owned for an extended time period and the use of which is not consistent with INDUS’s core industrial/logistics acquisition, development and asset management strategy. These sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

In fiscal 2020, INDUS completed several sales aggregating approximately 46 acres of undeveloped land, as well as one vacant office/flex building located at 55 Griffin Road South. 55 Griffin Road South was sold in November of 2020 for gross proceeds of $1.4 million. 32 of the 46 acres of undeveloped land were a mix of residential land parcels and other uses which sold for a combined total of $1.4 million in gross proceeds, while the remaining 14 acres, which had limited development potential, were in INDUS’s Phoenix Crossing business park, and sold for approximately $0.3 million in gross proceeds.

In fiscal 2019, INDUS completed several land sales, the largest being the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”) for approximately $7.7 million. The proceeds from the Simsbury Land Sale were placed in escrow at closing to be used as part of a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Code that enabled INDUS to defer the gain on the Simsbury Land Sale for income tax purposes. Subsequently, the sale proceeds were used to acquire two undeveloped parcels of land in Charlotte, North Carolina totaling approximately 44 acres, also referred to as the Old Statesville Road development, and an approximately 14 acre parcel of undeveloped land in the Lehigh Valley, also referred to as the Chapmans Road development.

In fiscal 2019, INDUS also completed the sales of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions totaling approximately $1.6 million. INDUS also received approximately $0.5 million from several smaller land sales.

Land Under Agreement for Sale

Land parcels currently under agreement for sale are as follows:

Location	Acres
East Granby / Windsor Parcels	280
Meadowood Residential Parcels	277
Stratton Farms Residential Parcels	14
Southwick, MA Land	91
Total Land Under Agreement for Sale	662

East Granby / Windsor Parcels

On December 10, 2019, INDUS entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby INDUS granted the buyer an exclusive one-year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. Subsequent to November 30, 2020 the option period was extended through December 10, 2021. The buyer may extend the option period for an additional two years upon payment of additional option fees. The purchase price has a range from a minimum of $6.0 million to a maximum of $7.95 million based upon the projected amount of electricity to be generated from the site. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process and obtaining local and state approvals for that planned use of the land. Given these contingencies, it is possible that the land sale contemplated under the East Granby/Windsor Option Agreement will not be completed under its current terms, or at all.

Meadowood Residential Parcels

On February 3, 2020, INDUS entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximately 277 acres of Meadowood (the “Meadowood Land”). For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby INDUS would receive net proceeds of approximately $5.4 million, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. On February 3, 2021, the Conservation Organization exercised its six months extension. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. Given these contingencies, it is possible a sale of the Meadowood Land will not be completed under the current terms of the Meadowood Option Agreement, or at all.

Stratton Farms Residential Parcels

In fiscal 2006, INDUS completed the infrastructure for a fifty lot residential subdivision in Suffield, Connecticut called Stratton Farms. INDUS sold twenty five residential lots in Stratton Farms to a local homebuilder in fiscal 2006 and fiscal 2007, and subsequently sold nine additional lots. On November 24, 2020, INDUS entered into an agreement to sell the remaining 16 residential lots for gross proceeds of $900,000. On January 12, 2021, INDUS and the buyer entered into an amendment to the agreement of sale which adjusted the outside closing date of the sale to the third fiscal quarter of 2021. A sale of the Stratton Farms parcels is subject to contingencies and, as such, it is possible a sale of the Stratton Farms residential parcels will not be completed under the current terms, or at all.

Southwick, MA Land

On February 10, 2021, INDUS entered into an agreement to sell approximately 91 acres of its undeveloped land in Southwick, MA for $5.25 million (the “Southwick Land Sale”). The land subject to the Southwick Land Sale does not have any of the approvals that would be required for the buyer’s planned use of the land and closing on the land sale is subject to several significant contingencies, including the buyer obtaining governmental approvals for the planned use of the land. Given these contingencies, it is possible that the Southwick Land Sale will not be completed under its current terms, or at all.

Property-Level Financings

As with many companies engaged in real estate investment and development, INDUS holds portions of its real estate portfolio subject to mortgage debt. See Note 6 to INDUS’s consolidated financial statements for information concerning the mortgage loans associated with INDUS’s properties. As of November 30, 2020, all of INDUS’s industrial/logistics buildings, except 160 and 180 International Drive in Charlotte, 210 West Newberry Road and 131 Phoenix Crossing in Bloomfield, and 170 Sunport Lane in Orlando, were mortgaged for a total of $159.1 million. INDUS’s two multi-story office buildings in Griffin Center, 5 and 7 Waterside Crossing, were mortgaged for approximately $4.1 million, as of November 30, 2020.

INDUS’s $19.5 million revolving line of credit is secured by the balance of INDUS’s eight single-story office/flex buildings, and three industrial/logistics properties: 210 West Newberry Road and 131 Phoenix Crossing in Bloomfield and 170 Sunport Lane in Orlando.

Other

INDUS subleases approximately 1,920 square feet in New York City for its executive offices from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity that is controlled by certain members of the Cullman and Ernst Group. The sublease with Bloomingdale Properties was approved by the Board’s Audit Committee and the lease rates under the sublease were at market rate at the time the sublease was signed.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, INDUS is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to INDUS’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

INDUS’s common stock is traded on The Nasdaq Stock Market LLC under the symbol INDT (previously GRIF). As of January 29, 2021, there were 130 holders of record of INDUS common stock, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees and the closing market price as quoted on The Nasdaq Stock Market LLC on such date was $63.73 per share.

Dividend Policy

In conjunction with its conversion to a REIT, on January 13, 2021, INDUS announced that a special dividend had been declared to distribute the Company’s accumulated earnings and profits (the “E&P Distribution”) based on the Company’s taxable income through December 31, 2020. The E&P Distribution will be $11,250,000 or $1.99 per share payable to holders of record as of January 22, 2021. Subject to the stockholder elections described below, the E&P Distribution is a special dividend payable in a combination of cash and shares of INDUS’s common stock with a total amount of cash payable to stockholders of approximately $3,398,000 equating to $0.60 per share. Stockholders of record as of January 22, 2021 have been provided with election materials to elect, subject to certain limitations, to receive the E&P Distribution either in cash, shares of Common Stock or a fixed combination of cash and shares of Common Stock. The E&P Distribution is expected to be paid on March 8, 2021, following the solicitation period.

INDUS intends to make regular quarterly cash dividend payments, commencing with the quarter ending June 30, 2021.

INDUS’s previous dividend policy was to consider the payment of an annual dividend at the end of its fiscal year, which enabled the Board to evaluate both INDUS’s prior full year results and its cash needs for the succeeding year when determining whether to declare an annual dividend and the amount thereof, if any

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected statement of operations data for fiscal years 2016 through 2020 and balance sheet data as of the end of each fiscal year. The selected statement of operations data for fiscal 2018, fiscal 2019 and fiscal 2020 and the selected balance sheet data for fiscal 2019 and fiscal 2020 are derived from the audited consolidated financial statements included in Item 8 of this Annual Report. The selected statement of operations data for fiscal 2016 and fiscal 2017 and the balance sheet data for fiscal 2016, fiscal 2017 and fiscal 2018 were derived from the audited consolidated financial statements for those years. This selected financial data should be read in conjunction with the consolidated financial statements and accompanying notes, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance.

	2020	2019	2018	2017	2016

	(dollars in thousands, except per share data)
Statement of Operations Data:
Rental revenue	$37,388	$34,217	$32,777	$29,939	$26,487
Depreciation and amortization expense	13,623	11,801	11,404	10,064	8,797
Impairment loss	2,085	3,100	—	—	—
Gain on sales of real estate assets	2,329	7,829	879	10,165	3,554
Net (loss) income	(12,717)	3,668	(1,653)	4,627	576
Basic net (loss) income per share	(2.42)	0.72	(0.33)	0.92	0.11
Diluted net (loss) income per share	(2.42)	0.72	(0.33)	0.92	0.11
Balance Sheet Data:
Total assets	301,362	268,495	263,469	249,037	223,623
Mortgage and construction loans, net of debt issuance costs	161,048	142,575	145,052	129,203	109,697
Stockholders’ equity	96,899	90,762	94,828	93,053	90,803
Cash dividends declared per common share	—	0.50	0.45	0.40	0.30

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On December 30, 2020, pursuant to an Agreement and Plan of Merger, by and among INDUS Realty Trust, Inc., a Maryland corporation, Griffin Industrial Realty, Inc., a Delaware corporation (“Griffin”), and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS Realty Trust, Inc., we completed an internal merger (the “Merger”) to reincorporate from a Delaware corporation to a Maryland corporation. On December 31, 2020, following the Merger, Griffin changed its name to INDUS Realty Trust, Inc. (“INDUS” or the “Company”). INDUS intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for taxable year ending December 31, 2021.

In November 2020, in connection with the anticipated election to become a REIT, the Company changed its fiscal year end from November 30 to December 31, effective beginning with the next fiscal year, which began on January 1, 2021 and will end on December 31, 2021 (the “fiscal 2021”). As a result of the change in fiscal year, there will be a one-month transition period beginning on December 1, 2020 and ending on December 31, 2020 (the “Transition Period”), the results of which are expected to be reported in the Quarterly Report on Form 10-Q to be filed for the first quarter of fiscal 2021 and in the Company’s Annual Report on Form 10-K to be filed for fiscal 2021.

INDUS is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial/logistics properties in select supply-constrained and high growth markets in the United States. The Company seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. Although the Company’s real estate holdings primarily consist of industrial/logistics properties, INDUS also owns a limited number of office/flex properties and undeveloped land parcels. The Company may sell certain office/flex properties or portions of its undeveloped land that it has owned for an extended time and the use of which is not consistent with the Company’s core industrial and logistics strategy.

The notes to the Company’s consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report contain a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. In the opinion of management, because of the relative magnitude of the Company’s real estate assets, accounting methods and estimates related to those assets are critical to the preparation of the Company’s consolidated financial statements. The Company uses accounting policies and methods under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following are the critical accounting estimates and methods used by the Company:

Revenue and gain recognition: Rental revenue from the Company’s industrial and commercial properties is accounted for on a straight-line basis over the applicable lease terms in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases.” Gains on sales of real estate assets are recognized in accordance with FASB ASC 606, “Revenue from Contracts with Customers,” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate, gains on sales are recognized over time as performance obligations are satisfied.

Impairment of long-lived assets: The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, the Company evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. Development costs that have been capitalized are reviewed periodically for future recoverability.

Stock based compensation: The Company accounts for stock option compensation based on the estimated fair values of stock options as determined on their grant dates using the Black-Scholes option-pricing model. In determining the estimated fair values of stock options issued, INDUS makes assumptions on expected volatility, risk-free interest rates, expected option terms and dividend yields.

Derivative instruments: The Company evaluates each interest rate swap agreement to determine if it qualifies as an effective cash flow hedge. Changes in the fair value of each interest rate swap agreement are recorded as a component of other comprehensive income. The fair value of each interest rate swap agreement is determined based on observable market participant data, such as yield curves, as of the fair value measurement date.

Income taxes: In accounting for income taxes under FASB ASC 740, “Income Taxes,” management estimates future taxable income from operations, the sale of appreciated assets, the remaining years before the expiration of net operating loss carryforwards, future reversals of existing temporary differences and tax planning strategies in determining if it is more likely than not that INDUS will realize the benefits of its deferred tax assets. Deferred tax assets and deferred tax liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates on income is recognized in the period that the tax rate change is enacted.

Summary

In the fiscal year ended November 30, 2020 (“fiscal 2020”), the Company incurred a net loss of approximately $12.7 million as compared to net income of approximately $3.7 million in the fiscal year ended November 30, 2019 (“fiscal 2019”). The net loss in fiscal 2020, as compared to the net income in fiscal 2019, principally reflected: (a) an expense of approximately $6.0 million in fiscal 2020 for the change in fair value of financial instruments; (b) a decrease of approximately $5.5 million in gain from sales of real estate assets in fiscal 2020 as compared to fiscal 2019; (c) an approximately $3.1 million income tax provision in fiscal 2020 as compared to an approximately $0.2 million income tax benefit in fiscal 2019; (d) an increase in real estate taxes of approximately $0.6 million; and (e) increases in general and administrative expenses, depreciation and amortization expense and interest expense in fiscal 2020, as compared to fiscal 2019, of approximately $2.3 million, $1.8 million and $0.9 million, respectively; partially offset by the approximately $3.2 million increase in rental revenue in fiscal 2020, as compared to fiscal 2019, and an impairment loss of approximately $2.1 million in fiscal 2020 versus an impairment loss of $3.1 million in fiscal 2019.

The Company’s net operating income from its properties (“NOI”), which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to $26.9 million in fiscal 2020 from approximately $24.2 million in fiscal 2019. The approximately $2.7 million increase in NOI in fiscal 2020, as compared to fiscal 2019, reflected approximately $1.1 million from leasing first generation space, a total of approximately $1.0 million from three industrial/logistics buildings in Orlando, Florida (see below) and approximately $0.6 million from leasing previously vacant space and other changes across all other properties. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

In the three months ended November 30, 2019 (the “2019 fourth quarter”), the Company acquired 7466 Chancellor Drive (“7466 Chancellor”), a fully-leased approximately 100,000 square foot building in Orlando, Florida. In the three months ended February 29, 2020 (the “2020 first quarter”) the Company acquired 3320 Maggie Boulevard (“3320 Maggie”), a fully-leased approximately 108,000 square foot building in Orlando, and in the three months ended May 31, 2020 (the “2020 second quarter”) the Company acquired 170 Sunport Lane (“170 Sunport”), a mostly-vacant approximately 68,000 square foot building in Orlando. 7466 Chancellor, 3320 Maggie and 170 Sunport (collectively the “Orlando Properties”) were the Company’s first acquisitions in the Orlando market.

Results of Operations

Impact of Covid-19

During and subsequent to fiscal 2020, the world has been impacted by the coronavirus (COVID-19) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

COVID-19 did not have a material impact on the Company’s rent collections in fiscal 2020, as 99% of cash rent due each month in fiscal 2020, inclusive of rent relief agreements, was collected. In fiscal 2020, the Company entered into agreements with two tenants that granted rent relief aggregating approximately 0.4% of the Company’s total rental revenue for fiscal 2020. The much larger of these two tenants is a subsidiary of a Fortune 500 company and the rent relief was granted as part of an early 5-year renewal of that tenant’s lease. Subsequent to November 30, 2020, a tenant that leases an approximately 7,000 square foot restaurant building in Connecticut requested rent relief. The tenant has paid all rent through October 31, 2020. As of the date of this filing, the Company has not determined if it will grant rent relief in connection with this request.

COVID-19 has disrupted the availability, supply and costs of raw materials, particularly the increased cost and decreased availability of structural steel, which could result in an increase in the Company’s cost of construction. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

See Part I, Item 1A "Risk Factors" for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business.

Fiscal 2020 Compared to Fiscal 2019

Fiscal 2020 rental revenue increased to approximately $37.4 million from approximately $34.2 million in fiscal 2019. The approximately $3.2 million increase in rental revenue in fiscal 2020, as compared to fiscal 2019, was principally due to rental revenue in the amount of: (a) $1.3 million from the Orlando Properties; (b) approximately $1.2 million from leases of first generation space that commenced during fiscal 2020; (c) approximately $0.2 million from a lease of first generation space that commenced during fiscal 2019 and was in place for the entirety of fiscal 2020; (d) approximately $0.2 million from a lease of second generation previously vacant space in fiscal 2020; and (e) approximately $0.3 million of rental revenue from an increase in expense reimbursements, early lease termination fees and other lease related revenue.

Summaries of the total square footage and leased square footage of the Company’s industrial/logistics properties and the Company’s total real estate portfolio are as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Logistics Properties	Footage	Footage	Leased
As of November 30, 2020	4,206,000	3,966,000	94.3%
As of November 30, 2019	4,029,000	3,732,000	92.6%

Total Portfolio
As of November 30, 2020	4,598,000	4,246,000	92.3%
As of November 30, 2019	4,462,000	4,034,000	90.4%

The approximately 177,000 square foot increase in total industrial/logistics square footage as of November 30, 2020, as compared to November 30, 2019, reflected the acquisitions of 3320 Maggie and 170 Sunport. The approximately 234,000 square foot increase in leased square footage of industrial/logistics properties as of November 30, 2020, as compared to November 30, 2019, was due to: (a) 3320 Maggie being fully leased at the time it was acquired and leases aggregating approximately 18,000 square feet in place at 170 Sunport when that building was acquired; (b) leasing approximately 60,000 square feet of first generation space in 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot building in the Lehigh Valley of Pennsylvania; and (c) leasing approximately 48,000 square feet that was vacant at the beginning of fiscal 2020. In addition, approximately 291,000 square feet of industrial/logistics space under leases that expired during fiscal 2020 was re-leased to new tenants during fiscal 2020.

In fiscal 2020, the Company renewed several leases aggregating approximately 707,000 square feet of industrial/logistics space, including approximately 558,000 square feet under leases that were scheduled to expire subsequent to November 30, 2020. As of November 30, 2020, the Company’s industrial/logistics square footage comprised 91.5% of its total square footage and was 94.3% leased. The Company’s significant vacancies of industrial/logistics space as of November 30, 2020 were the entirety of 180 International Drive (as defined below), approximately 42,000 square feet in 160 International Drive (as defined below) and approximately 51,000 square feet in 170 Sunport. The Company’s construction of an approximately 147,000 square foot industrial/logistics building (“160 International”) and an approximately 136,000 square foot industrial/logistics building (“180 International”) on previously acquired land in the Charlotte, North Carolina area was completed in the 2019 fourth quarter.

The approximately 136,000 square foot increase in the Company’s total square footage as of November 30, 2020, as compared to November 30, 2019, reflected the acquisitions of 3320 Maggie and 170 Sunport partially offset by the sale of 55 Griffin Road South (“55 GRS”), an approximately 40,000 square foot office/flex building in Bloomfield, Connecticut. The approximately 212,000 square foot increase in the total portfolio’s leased square footage as of November 30, 2020, as compared to November 30, 2019, reflected the approximately 234,000 square foot increase in leased industrial/logistics space discussed above, partially offset by a net decrease of approximately 22,000 square feet of office/flex space leased during fiscal 2020 as a result of lease expirations during fiscal 2020.

Operating expenses of rental properties decreased to approximately $4.9 million in fiscal 2020 from approximately $5.0 million in fiscal 2019. Operating expenses of rental properties increased by approximately $0.1 million related to the Orlando Properties and approximately $0.2 million related to 160 International and 180 International, which was more than offset by a decrease of approximately $0.3 million across all other properties due primarily to lower snow removal expenses in fiscal 2020, as compared to fiscal 2019.

Real estate taxes increased to approximately $5.6 million in fiscal 2020 from approximately $5.0 million in fiscal 2019. The increase of approximately $0.6 million in real estate taxes in fiscal 2020, as compared to fiscal 2019, reflected approximately $0.3 million related to the Orlando Properties, approximately $0.1 million related to 160 International and 180 International, and approximately $0.2 million across all other properties.

The Company’s NOI and NOI on a cash basis (“Cash NOI”) for industrial/logistics properties (“Cash NOI of Industrial/Logistics Properties”)2 and for its total real estate portfolio for fiscal 2020 and fiscal 2019 were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	Fiscal	Fiscal	Fiscal	Fiscal
	2020	2019	2020	2019
Rental revenue	$ 31,229	$ 27,994	$ 37,388	$ 34,217
Operating expenses of rental properties	(2,766)	(2,709)	(4,864)	(4,987)
Real estate taxes	(4,750)	(4,092)	(5,612)	(5,008)
NOI	23,713	21,193	26,912	24,222
Noncash rental revenue including
straight-line rents	(2,154)	(1,466)	(2,603)	(1,567)
Cash NOI	$ 21,559	$ 19,727	$ 24,309	$ 22,655

The increases in NOI and Cash NOI principally reflected the increases in rental revenue as a result of more space under lease in fiscal 2020 as compared to fiscal 2019, due mostly to the industrial/logistics buildings added to the Company’s portfolio in fiscal 2020 and fiscal 2019, and to a lesser extent, from more space under lease in the Company’s other industrial/logistics properties in fiscal 2020, and with respect to Cash NOI, increased rental rates, as compared to fiscal 2019. See below for information regarding why the Company believes NOI and Cash NOI are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Depreciation and amortization expense increased to approximately $13.6 million in fiscal 2020 from approximately $11.8 million in fiscal 2019. The increase of approximately $1.8 million in depreciation and amortization expense in fiscal 2020, as compared to fiscal 2019, principally reflected approximately $1.0 million related to the Orlando Properties, approximately $0.7 million related to 160 International and 180 International, and approximately $0.1 million across all other properties.

General and administrative expenses increased to approximately $10.0 million in fiscal 2020 from approximately $7.7 million in fiscal 2019. The increase of approximately $2.3 million in general and administrative expenses in fiscal 2020, as compared to fiscal 2019, principally reflected: (a) approximately $1.4 million of expenses, primarily legal fees, related to the Company’s decision to operate as a REIT effective on January 1, 2021 and other strategic growth initiatives; (b) an approximately $0.3 million increase in incentive compensation expense; (c) an approximately $0.3 million increase in stock option expense; (d) approximately $0.2 million of legal fees related to new leases that were expensed in fiscal 2020, as required under the new lease accounting standard adopted in fiscal 2020, instead of capitalizing those costs and amortizing them over the lease term, as had been done previously; and (e) an approximately $0.1 million increase in all other general and administrative expenses. The increase in incentive compensation expense principally reflected achievement of target goals for funds generated from operations (excluding nonrecurring charges) in fiscal 2020, sales of real estate assets completed in fiscal 2020 and new and renewal leases entered into in fiscal 2020. The increase in stock option expense principally reflected the options granted to Gordon DuGan under the Chairmanship and Advisory Agreement entered into between Mr. DuGan and the Company on March 3, 2020, in connection with Mr. DuGan’s appointment as Chairman of the Board.

In fiscal 2020, the Company determined that there was an impairment loss of approximately $2.1 million on its two multi-story office buildings, 5 and 7 Waterside Crossing (“5 and 7 Waterside”) in Windsor, Connecticut. The Company had entered into an agreement to sell 5 and 7 Waterside for approximately $6.2 million in the three months ended November 30, 2020 (the “2020 fourth quarter), but that agreement was subsequently terminated by the buyer. In

2 INDUS defines “Cash NOI” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents and “Cash NOI of Industrial/Logistics Properties” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents, for industrial/logistics properties. Cash NOI and Cash NOI of Industrial/Logistics Properties are not financial measures in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes these are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

fiscal 2019, the Company decided to pursue alternatives to its approved but unbuilt residential development (“Meadowood”) in Simsbury, Connecticut. As a result of these actions, the Company recorded an impairment loss of $3.1 million in fiscal 2019 to lower the carrying value of the real estate assets of Meadowood to their estimated fair value of approximately $5.4 million. On February 3, 2020, the Company entered into an option agreement that contemplates a sale of the Meadowood land to a national land conservation organization that, if exercised, would generate net cash proceeds to the Company of approximately $5.4 million (see “Liquidity and Capital Resources” below).

In fiscal 2020, the Company had an approximately $2.3 million gain on sales of real estate assets. Approximately $1.0 million of that gain was from the sale of 55 GRS, for net cash proceeds, after transaction costs, of approximately $1.3 million. The remaining approximately $1.3 million of the gain on sales of real estate assets in fiscal 2020 was from several sales of undeveloped land that generated net cash proceeds of approximately $1.8 million. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

In fiscal 2019, the Company had an approximately $7.8 million gain on sales of real estate assets. Approximately $7.3 million of that gain was from the sale of approximately 280 acres of undeveloped land in Simsbury, Connecticut (the “Simsbury Land Sale”) for use as a solar farm, for net cash proceeds of approximately $7.6 million. Approximately $0.5 million of the gain on sale of real estate assets in fiscal 2019 reflected the sale of approximately 116 acres of undeveloped land in East Windsor, Connecticut (the “East Windsor Land”) and the East Windsor Land’s development rights in two separate transactions for net cash proceeds of approximately $1.6 million, and several smaller sales that generated net cash proceeds of approximately $0.6 million.

The expense in fiscal 2020 for the change in the fair value of financial instruments of approximately $6.0 million reflected the change in fair value of the Warrant (as defined below) and the CVR (as defined below) from August 24, 2020, the date they were issued, through November 30, 2020. As there are cash settlement features of both the Warrant and the CVR, they are classified as derivative financial instruments and reported as liabilities at their fair values on the INDUS’s consolidated balance sheet as of November 30, 2020 (see Note 2 to the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report). Although the fair value of the Warrant liability was approximately $11.6 million as of November 30, 2020, the maximum amount the Company would be required to pay if the Warrant were to be settled in cash is approximately $2.0 million. The CVR expires after one year from the date it was issued, and the cash settlement feature of the warrant also expires one year from the date the Warrant was issued.

Interest expense increased to approximately $7.3 million in fiscal 2020 from approximately $6.4 million in fiscal 2019. The increase of approximately $0.9 million in interest expense in fiscal 2020, as compared to fiscal 2019, principally reflected approximately $0.7 million from the higher amount of debt outstanding in fiscal 2020, as compared to fiscal 2019, and approximately $0.2 million from a lower amount of capitalized interest in fiscal 2020, as compared to fiscal 2019. The higher amount of debt in fiscal 2020 reflected borrowings to finance a portion of the costs to purchase 7466 Chancellor and 3320 Maggie. The lower amount of capitalized interest in fiscal 2020 reflected less construction activity in fiscal 2020, as compared to fiscal 2019, due to the fiscal 2019 construction of 160 International and 180 International.

Investment income decreased to less than $0.1 million in fiscal 2020 from approximately $0.3 million in fiscal 2019. The decrease of approximately $0.2 million in investment income in fiscal 2020, as compared to fiscal 2019, principally reflected having fewer short-term investments in fiscal 2020 than fiscal 2019.

The Company had an income tax provision of approximately $3.1 million in fiscal 2020, as compared to an income tax benefit of approximately $0.2 million in fiscal 2019. The income tax provision in fiscal 2020 reflected the derecognition of the Company’s deferred tax assets and deferred tax liabilities related to the Company’s expected election to be taxed as a REIT effective in the fiscal year beginning January 1, 2021. The income tax benefit in fiscal 2019 principally reflected a credit of approximately $0.9 million from a change in Connecticut tax law that more than offset approximately $0.7 million of income taxes provided on fiscal 2019 pretax income of approximately $3.5 million. The approximately $0.9 million credit included in the fiscal 2019 income tax benefit was due to a partial reduction to the valuation allowance on Connecticut state deferred tax assets as a result of the change in Connecticut’s tax law whereby the capital based tax is being phased out over four consecutive years beginning January 1, 2021.

For a discussion of the Company’s results of operations for the fiscal year ended November 30, 2018 (“fiscal 2018”), including a year-to-year comparison between fiscal 2019 and fiscal 2018, refer to Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report Form 10-K for the year ended November 30, 2019.

Non-GAAP Reconciliations

The Company uses NOI, Cash NOI, NOI of Industrial/Logistics Properties, Cash NOI of Industrial/Logistics Properties, Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”), Cash Core Funds from Operations (“Cash Core FFO”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net (loss) income (which remains the Company’s primary measure of performance), improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to FFO, Core FFO, Cash Core FFO, EBITDAre and Adjusted EBITDAre is net income (loss).

These measures exclude expenses that materially impact the Company’s overall results of operations and, therefore, should not be considered as a substitute measures derived in accordance with U.S. GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.

Certain of these measures may be calculated based on or substantially in accordance with definitions set forth by The National Association of Real Estate Investment Trusts (“Nareit”). Nareit is widely recognized as a representative organization for REITs and real estate companies with an interest in U.S. real estate. Nareit’s members are REITs and other real estate companies throughout the world that own, operate, and finance income-producing real estate, as well as those firms and individuals who advise, study, and service those businesses. For periods prior to the Company’s conversion to a REIT, the Company further adjusts Nareit definitions to remove the impact of income tax benefits or provisions in order to enhance the comparability of the Company’s performance prior to its conversion to a REIT with its performance following its conversion to a REIT. The Company does not intend to include this tax adjustment for periods beginning on or after January 1, 2021.

NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties

NOI is a non-GAAP measure that includes the rental revenue and operating expenses directly attributable to the Company’s real estate properties. The Company uses NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on the sale of real estate assets and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believe that NOI will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI in a similar manner and, as such, the Company’s NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of the Company’s performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

Cash NOI is a non-GAAP measure that the Company calculates by adding or subtracting non-cash rental revenue, including straight-line rental revenue, from NOI. The Company uses Cash NOI, together with NOI, as supplemental performance measures. Cash NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. Cash NOI should not be used as a substitute for cash flow from operating activities computed in accordance with U.S. GAAP.

The Company presents NOI and Cash NOI for its industrial/logistics properties by subtracting the NOI and Cash NOI attributable to its non-industrial/logistics properties from the NOI and Cash NOI, as applicable, for its total real estate portfolio.

Below is a reconciliation of NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties to net (loss) income as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	For the Three Months Ended		For the Fiscal Year Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2020	Nov. 30, 2019
Net (loss) income	($ 11,063)	($ 2,582)	($ 12,717)	$ 3,668
Income tax provision (benefit)	3,638	(902)	3,076	(213)
Pretax (loss) income	(7,425)	(3,484)	(9,641)	3,455
Exclude:
Depreciation and amortization expense	3,435	2,995	13,623	11,801
General and administrative expenses	3,175	2,110	9,960	7,677
Interest expense	1,814	1,632	7,281	6,408
Change in fair value of financial instruments	5,560	-	5,974	-
Gain on sales of real estate assets	(1,504)	-	(2,329)	(7,829)
Impairment loss	2,085	3,100	2,085	3,100
Investment income	(10)	(22)	(41)	(264)
Gain on insurance recovery	-	-	-	(126)
NOI	7,130	6,331	26,912	24,222
Noncash rental revenue including straight-line rents	(805)	(238)	(2,603)	(1,567)
Cash NOI	$ 6,325	$ 6,093	$ 24,309	$ 22,655

NOI	$ 7,130	$ 6,331	$ 26,912	$ 24,222
Exclude:
Rental revenue from non-industrial/logistics properties	(1,492)	(1,574)	(6,159)	(6,223)
Operating expenses of non-industrial/logistics properties	452	524	2,098	2,278
Real estate taxes of non-industrial/logistics properties	211	219	862	916
NOI of industrial/logistics properties	6,301	5,500	23,713	21,193
Noncash rental revenue including straight-line rents of industrial/logistics properties	(757)	(224)	(2,154)	(1,466)
Cash NOI of Industrial/Logistics Properties	$ 5,544	$ 5,276	$ 21,559	$ 19,727

Funds from Operations

In an effort to improve the understanding of the Company’s operating results as compared to its operating results in a prior period and that of other REITs, the Company presents a funds from operations metric substantially similar to funds from operations, as calculated in accordance with standards established by Nareit (“Nareit FFO”).

Nareit FFO is calculated as net income (calculated in accordance with U.S. GAAP), excluding: (a) depreciation and amortization related to real estate, (b) gains and losses from the sale of certain real estate assets, (c) gains and losses from change in control and (d) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

The Company defines FFO as Nareit FFO, plus an adjustment to remove the impact of an income tax benefit or provision. The Company includes the adjustment for income taxes because, beginning with the taxable year ending December 31, 2021, the Company intends to elect to be taxed as a REIT and believes including this adjustment enhances the comparability of the Company’s results for periods prior to this tax election. The Company believes it is useful to investors to have enhanced transparency into the way in which its management evaluates operating performance to prior comparable periods and with that of other REITs.

Core Funds from Operations

The Company defines Core FFO as FFO excluding (a) costs related to the REIT Conversion, (b) change in fair value of financial instruments, and (c) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments.

Cash Core Funds from Operations

The Company defines Cash Core FFO as Core FFO less (a) non-cash rental revenue including straight-line rents, plus (b) amortization of debt issuance costs, (c) non-cash compensation expenses included in general and administrative expenses and (d) non-real estate depreciation & amortization expense.

Below is a reconciliation of FFO, Core FFO and Cash Core FFO to net (loss) income as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	For the Three Months Ended		For the Fiscal Year Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2020	Nov. 30, 2019
Net (loss) income	($ 11,063)	($ 2,582)	($ 12,717)	$ 3,668
Exclude:
Depreciation and amortization expense	3,435	2,995	13,623	11,801
Non-real estate depreciation & amortization expense	(20)	(21)	(79)	(81)
Gain on sales of real estate assets	(1,504)	-	(2,329)	(7,829)
Impairment loss	2,085	3,100	2,085	3,100
Income tax provision (benefit)	3,638	(902)	3,076	(213)
FFO	(3,429)	2,590	3,659	10,446
Exclude:
General and administrative expenses related to REIT conversion (1)	615	-	1,366	-
Gain on insurance recovery	-	-	-	(126)
Amortization of terminated swap agreement	-	-	-	31
Change in fair value of financial instruments	5,560	-	5,974	-
Core FFO	2,746	2,590	10,999	10,351
Exclude:
Noncash rental revenue including straight-line rents	(805)	(238)	(2,603)	(1,567)
Amortization of debt issuance costs	123	102	444	313
Noncash compensation expenses	382	252	979	637
Non-real estate depreciation & amortization expense	20	21	79	81
Cash Core FFO	$ 2,466	$ 2,727	$ 9,898	$ 9,815

(1) For the three months and fiscal year ended November 30, 2020, includes legal fees of $503 and $1,129, respectively, and consulting costs related to accounting, compensation and recruitment of personnel of $112 and $237, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines EBITDAre in accordance with standards established by Nareit. EBITDAre represents net income (loss) (computed in accordance with U.S. GAAP) excluding (a) interest expense, (b) income tax expense, (c) depreciation and amortization expense, (d) gains and losses on the disposition of real estate assets (including gains or losses on change of control), (e) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and (f) adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. INDUS does not currently have any unconsolidated properties or joint ventures.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines Adjusted EBITDAre as EBITDAre plus (a) general and administrative expenses related to the REIT Conversion, (b) non-cash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses, (c) change in fair value of financial instruments, and (d) gains or losses on the extinguishment of debt or derivative instruments.

A reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre is as follows:

(dollars in thousands)	For the Three Months Ended		For the Fiscal Year Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2020	Nov. 30, 2019
Net (loss) income	($ 11,063)	($ 2,582)	($ 12,717)	$ 3,668

Interest expense	1,814	1,632	7,281	6,408
Depreciation and amortization expense	3,435	2,995	13,623	11,801
Gain on sales of real estate assets	(1,504)	-	(2,329)	(7,829)
Impairment loss	2,085	3,100	2,085	3,100
Income tax provision (benefit)	3,638	(902)	3,076	(213)
EBITDAre	(1,595)	4,243	11,019	16,935

General and administrative expenses related to REIT Conversion (1)	615	-	1,366	-
Noncash compensation expenses	382	252	979	637
Change in fair value of financial instruments	5,560	-	5,974	-
Adjusted EBITDAre	$ 4,962	$ 4,495	$ 19,338	$ 17,572

(1)	For the three months and fiscal year ended November 30, 2020, includes legal fees of $503 and $1,129, respectively, and consulting costs related to accounting, compensation and recruitment of personnel of $112 and $237, respectively.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.1 million in fiscal 2020 as compared to approximately $11.6 million in fiscal 2019. The approximately $3.5 million decrease in net cash provided by operating activities in fiscal 2020, as compared to fiscal 2019, reflected a decrease of approximately $2.3 million in cash from changes in assets and liabilities and a decrease of approximately $1.2 million in cash from the Company’s operating results. The decrease in cash from changes in assets and liabilities in fiscal 2020, as compared to fiscal 2019, principally reflected: (a) a reduction of other liabilities in fiscal 2020, driven by a payment of approximately $1.9 million under the Company’s non-qualified deferred compensation plan; (b) a smaller increase in deferred revenue in fiscal 2020, as compared to fiscal 2019; and (c) an increase in other assets in fiscal 2020, as compared to a decrease in other assets in fiscal 2019; partially offset by (d) an increase in accounts payable and accrued expenses in fiscal 2020, as compared to a decrease in fiscal 2019. The reduction in cash from the Company’s operating results principally reflected the higher general and administrative expenses and higher interest expense, partially offset by an increase in Cash NOI.

Net cash used in investing activities was approximately $24.7 million in fiscal 2020 as compared to approximately $15.0 million in fiscal 2019. The net cash used in investing activities in fiscal 2020 reflected: (a) cash payments totaling approximately $13.7 million for the acquisitions of 3320 Maggie and 170 Sunport; (b) cash payments of approximately $11.3 million for other additions to real estate assets; and (c) cash payments of approximately $1.8 million for deferred leasing costs and other uses; partially offset by (d) cash proceeds of approximately $3.1 million from sales of real estate assets, net of expenses, less approximately $2.0 million of proceeds deposited into escrow; and (e) cash proceeds of approximately $1.0 million from a decrease in short-term investments.

The approximately $11.3 million of cash payments for other additions to real estate assets in fiscal 2020 reflected the following:

Tenant and building improvements related to leasing	$8.0 million
Development costs and infrastructure improvements	$1.8 million
New building construction (including site work)	$1.5 million

Cash payments in fiscal 2020 for tenant and building improvements related to new leases and lease renewals signed in the latter part of fiscal 2019 and fiscal 2020, with approximately $3.2 million for leases of first generation space. Cash payments in fiscal 2020 for development costs and infrastructure improvements principally reflected planning and design costs related to: (i) the expected development of industrial/logistics buildings on the approximately 44 acre parcel of undeveloped land in Charlotte, North Carolina (the “Charlotte Land”) that was purchased in fiscal 2019; and (ii) the construction of an approximately 103,000 square foot industrial/logistics building on an approximately 14 acre parcel of undeveloped land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019. The Company commenced construction on the Chapmans Road building in fiscal 2020 and expects construction to be completed by September 30, 2021. The cost of construction for the Chapmans Road Building is estimated to be approximately $8.9 million. Cash payments for new building construction (including site work) in fiscal 2020 reflected final payments of the construction costs for 160 International and 180 International. The total costs of construction of 160 International and 180 International were approximately $7.7 million and $7.6 million, respectively.

Subsequent to November 30, 2020, under a preliminary agreement, the Company commenced the re-design of the Charlotte Land to accommodate the build-to-suit of a last-mile industrial/logistics facility for lease by a leading e-commerce company (the “Charlotte Build-to-Suit”). The Charlotte Build-to-Suit would utilize all of the development potential of the Charlotte Land and includes an approximately 142,000 square foot building. The Company estimates that the total development cost for the Charlotte Build-to-Suit will be between $35 and $45 million (including the land cost) and that the tenant would enter into a fifteen-year lease for the property at a rental rate calculated as a percentage of the total project cost. Through January 31, 2021, the Company has expended approximately $0.5 million for the re-design and development of the Charlotte Land for the Charlotte Build-to-Suit. The Company anticipates obtaining construction financing to fund a portion of the development costs. The prospective tenant has indemnified the Company for those expenditures. It is possible that development of the Charlotte Land, completion of the Charlotte Build-to-Suit and subsequent leasing of that property, as contemplated under the preliminary agreement, will be completed under the current terms, or at all.

Cash payments of approximately $1.8 million in fiscal 2020 for deferred leasing costs and other uses principally reflected lease commissions paid to real estate brokers for new leases.

The approximately $3.1 million of cash proceeds from sales of real estate assets, net of expenses, in fiscal 2020 reflected approximately $1.3 million from sale of the 55 GRS and approximately $1.8 million from several smaller land sales. Proceeds from the sale of 55 GRS and two sales of undeveloped land that were completed in the 2020 fourth quarter were deposited in escrow for the purchase of a replacement property for a like-kind exchange (a “1031 Like-Kind Exchange”) under Section 1031 of the Code, for income tax purposes.

The $1.0 million of cash from the decrease in short-term investments in fiscal 2020 reflected the maturity of the Company’s repurchase agreement with Webster Bank, N.A. (“Webster Bank”) that was collateralized with securities issued by the United States Government or its sponsored agencies.

The net cash used in investing activities in fiscal 2019 reflected: (a) cash payments of approximately $29.4 million for additions to real estate assets; (b) cash payments of approximately $10.2 million for the acquisition of 7466 Chancellor; and (c) cash payments of approximately $1.0 million for deferred leasing costs and other uses; partially offset by (d) $16.0 million of cash received as a result of a decrease in short-term investments; and (e) net cash proceeds of approximately $9.5 million from sales of real estate assets.

The approximately $29.4 million of cash payments for additions to real estate assets in fiscal 2019 reflected the following:

New building construction (including site work)	$15.4 million
Purchases of undeveloped land	$7.9 million
Tenant and building improvements related to leasing	$5.0 million
Development costs and infrastructure improvements	$1.1 million

Cash payments for new building construction (including site work) in fiscal 2019 included: (i) approximately $15.0 million for the construction, on speculation, of 160 International and 180 International; and (ii) approximately $0.4 million for final payments for the construction of two industrial/logistics buildings, including an approximately 234,000 square foot built-to-suit facility in New England Tradeport, the Company’s industrial park in Windsor and East Granby, Connecticut (“220 Tradeport”) and an approximately 134,000 square foot industrial/warehouse building in the Lehigh Valley of Pennsylvania (“6975 Ambassador”), both of which were completed during the fiscal quarter ended November 30, 2018.

Cash payments of $7.9 million for purchases of undeveloped land in fiscal 2019 were for the purchases of the Charlotte Land, for approximately $5.7 million, and the Chapmans Road land, for approximately $2.2 million. These land parcels were replacement properties in a 1031 Like-Kind Exchange for the Simsbury Land Sale.

Cash payments of approximately $5.0 million in fiscal 2019 for tenant and building improvements related to leasing principally reflected tenant improvement work for new leases and lease renewals signed in the latter part of fiscal 2018 and fiscal 2019. The cash spent on development costs and infrastructure improvements in fiscal 2019 principally reflected approximately $0.5 million for initial planning and development of the Chapmans Road land and approximately $0.4 million for the initial planning and development of the Charlotte Land.

On October 25, 2019, the Company paid cash of approximately $10.2 million for the acquisition of 7466 Chancellor, using approximately $5.9 million borrowed under the Acquisition Credit Line (as defined below), with the balance paid from cash on hand. On December 20, 2019, two wholly owned subsidiaries of the Company closed on a $6.5 million nonrecourse mortgage loan collateralized by 7466 Chancellor (see below). 7466 Chancellor was a replacement property under a reverse like-kind exchange (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Code. On February 3, 2020, the Company sold a parcel of undeveloped land to complete the Reverse 1031 Like-Kind Exchange.

Cash payments of approximately $1.0 million for deferred leasing costs and other uses in fiscal 2019 principally reflected lease commissions paid to real estate brokers for new leases.

The approximately $16.0 million of cash from short-term investments in fiscal 2019 reflected the net reduction of the Company’s investment in repurchase agreements with Webster Bank from $17.0 million as of November 30, 2018 to approximately $1.0 million as of November 30, 2019.

The approximately $9.5 million of net cash proceeds from sales of real estate assets, net of expenses, in fiscal 2019 principally reflected approximately $7.6 million from the Simsbury Land Sale, approximately $1.6 million from the sales of the East Windsor Land and the East Windsor Land’s development rights and approximately $0.3 million from several smaller sales of real estate assets.

Net cash provided by financing activities was approximately $39.2 million in fiscal 2020, as compared to approximately $0.7 million in fiscal 2019. The net cash provided by financing activities in fiscal 2020 reflected: (a) approximately $27.3 million from the sale of the Company’s common stock, par value $0.01 per share (“Common Stock”); (b) $26.6 million of proceeds from mortgage loans; (c) approximately $2.0 million from the sale of the Warrant (as defined below); and (d) approximately $0.2 million of proceeds from the exercise of stock options; partially offset by (e) approximately $7.9 million of principal payments on mortgage loans; (f) approximately $5.9 million for a net repayment under the Company’s line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank; (g) an approximately $2.5 million dividend payment on the Common Stock that was declared in fiscal 2019 and paid in the fiscal 2020 first quarter; and (h) approximately $0.6 million of payments for debt issuance costs.

The total proceeds from the sale of Common Stock reflected (a) approximately $24.8 million sold as part of a private placement transaction, as described below; and (b) approximately $2.5 million sold to Mr. DuGan.

On August 24, 2020, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and between the Company and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Management LLC (f/k/a Cambiar Management LLC), INDUS: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant (the “Warrant”) to Conversant to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of approximately $27.2 million, before expenses of approximately $0.4 million. Pursuant to the Securities Purchase Agreement, for so long as Conversant owns shares of Common Stock constituting more than 4.9% of the Company’s issued and outstanding Common Stock, Conversant will have the right to designate one member (the “Purchaser Nominee”) to the Company’s Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders. Until the one-year anniversary of the date of the Securities Purchase Agreement, Conversant may not transfer any of the shares of Common Stock without the Company’s prior written consent. For additional details regarding this transaction, see Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplemental Data” of this Annual Report.

On August 24, 2020, the Company and Conversant also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Conversant is entitled to a one-time cash payment in the event that the Company’s volume weighted average share price per share of Common Stock for the thirty trading day period ending at the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Conversant in respect of each Common Share (the “Common Share Purchase Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Conversant is entitled to a one-time cash payment per contingent value right (“CVR”) calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed an amount equal to 10% of the Common Share Purchase Price.

On March 3, 2020, Mr. DuGan was appointed as Chairman of the Board of Directors. Mr. DuGan and the Company entered into the Advisory Agreement whereby Mr. DuGan also agreed to serve as a non-employee advisor to the Company on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of Common Stock at an exercise price of $45.98 per share under the Company’s 2009 Stock Option Plan (the “2009 Plan”); and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of Common Stock at an exercise price of $46.91 per share under the Company’s 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). On March 9, 2020, the Company completed the sale of 53,293 shares of its Common Stock at a price per share of $46.91, for cash proceeds of approximately

$2.5 million, in accordance with the Advisory Agreement and pursuant to the Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and the Company.

Proceeds of $26.6 million from mortgage loans in fiscal 2020 reflected: (a) a $6.5 million nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank: (b) a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”); and (c) a $5.1 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank.

On December 20, 2019, two wholly owned subsidiaries of the Company entered into the 2019 Webster Mortgage, collateralized by 7466 Chancellor, that has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2019 Webster Mortgage is a floating rate of the one-month London Interbank Offered Rate (“LIBOR”) rate plus 1.75%. At the time the 2019 Webster Mortgage closed, INDUS entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate on the 2019 Webster Mortgage at 3.60% for the entire loan term. Approximately $5.9 million of the proceeds from the 2019 Webster Mortgage were used to repay Webster Bank for the borrowing under the Company’s Acquisition Credit Line that was used to finance a portion of the purchase price of 7466 Chancellor (see below).

On January 23, 2020, two wholly owned subsidiaries of the Company entered into the 2020 State Farm Mortgage, which is collateralized by 6975 Ambassador and an approximately 120,000 square foot industrial/warehouse building in the Lehigh Valley (“871 Nestle Way”). The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On June 30, 2020, a wholly owned subsidiary of the Company entered into the 2020 Webster Mortgage, which is collateralized by 3320 Maggie. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, the Company entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4.1 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under the Company’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see below).

The approximately $7.9 million of principal payments on mortgage loans in fiscal 2020 reflected the repayment of the mortgage loan on 871 Nestle Way and approximately $4.7 million of recurring principal payments on the Company’s nonrecourse mortgage loans. The approximately $5.9 million net repayment on revolving lines of credit in fiscal 2020 reflected the repayment of the amount outstanding on the Acquisition Credit Line as of November 30, 2019 that had been drawn to finance a portion of the purchase price of 7466 Chancellor.

The net cash provided by financing activities in fiscal 2019 reflected: (a) proceeds of approximately $5.9 million from borrowing under the Acquisition Credit Line for the acquisition of 7466 Chancellor; (b) proceeds of approximately $1.3 million received at the time a construction loan used to finance a portion of the cost of 220 Tradeport was converted to a nonrecourse permanent mortgage loan; and (c) approximately $0.1 million of cash received from the exercise of stock options; partially offset by (d) approximately $4.0 million of recurring principal payments on the Company’s nonrecourse mortgage loans; (e) a payment of approximately $2.3 million for a dividend on the Company’s Common Stock that was declared in fiscal 2018 and paid in fiscal 2019; and (f) approximately $0.6 million of payments for debt issuance costs.

On September 19, 2019, the Company executed an amendment (the “Revolving Credit Line Amendment”) to its $15 million revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that had been extended to September 30, 2019. The Revolving Credit Line Amendment: (i) provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022; (ii) reduced the interest rate from the one-month LIBOR plus 2.75% to the one month LIBOR rate plus 2.50%; and (iii) increased the amount of the Amended Webster

Credit Line from $15.0 million to $19.5 million, while adding an approximately 31,000 square foot industrial/logistics building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which is comprised of the Company’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. The collateral for the Webster Credit Line was adjusted further in the 2020 fourth quarter upon the sale of 55 GRS, which was part of the collateral, to include 170 Sunport. In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank will transition to a comparable rate of interest to the LIBOR rate. Under the terms of the Revolving Credit Line Amendment, the Company must maintain: (a) a maximum loan to value ratio of 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5.0 million; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid, divided by debt service (“Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0. As of November 30, 2020, the Amended Webster Credit Line secured certain standby letters of credit aggregating approximately $0.5 million that are related to the Company’s development activities.

Subsequent to November 30, 2020, the Company and Webster Bank agreed to terms whereby 160 International and 180 International would be added to the collateral of the Amended Webster Credit Line and the borrowing capacity under the Amended Webster Credit Line would be increased to a maximum of $35.0 million. The increase in the amount available under the Amended Webster Credit Line is subject to completion of a definitive loan amendment to the Amended Webster Credit Line, which may not be finalized under current terms, or at all.

On September 19, 2019, the Company and Webster Bank also entered into the $15.0 million Acquisition Credit Line to be used to finance property acquisitions. The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. If LIBOR is no longer readily determinable or widely available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate considering then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid from proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, the Company has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, the Company must maintain: (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) total stockholders’ equity and minimum net worth of not less than $80.0 million; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5.0 million; (iv) a ratio of total debt plus preferred stock to total assets not to exceed 50% of the total fair market value of the Company’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0.

On January 13, 2021, the Company announced that its Board of Directors had declared a special dividend to distribute the Company’s estimated accumulated earnings and profits (the “E&P Distribution”) based on the Company’s estimated taxable income through December 31, 2020. The E&P Distribution will be approximately $11.25 million, or $1.99 per share, payable to holders of record as of January 22, 2021. Subject to the stockholder elections described below, the E&P Distribution will be paid in a combination of cash and shares of Common Stock, with the cash component totaling approximately $3.4 million. . Stockholders of record as of January 22, 2021 have been provided with election materials to elect, subject to certain limitations, to receive the E&P Distribution either in cash, shares of Common Stock or a fixed combination of cash and shares of Common Stock. The E&P Distribution is expected to be paid on March 8, 2021, following the solicitation period. The Common Stock component of the E&P Distribution will be based on the Company’s two-day volume weighted average price on February 25, 2021 and February 26, 2021. Going forward, the Company expects to begin making regular quarterly dividend payments, commencing with the quarter ending June 30, 2021.

On February 2, 2021, the Company filed a new universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the Securities and Exchange Commission (“SEC”), which, once declared effective, will replace its universal shelf registration statement on Form S-3 that was filed with the SEC on April 11, 2018 and amended by its post-effective amendment on Form S-3 that was filed with the SEC on January 4, 2021. Once effective, under the Universal Shelf, the Company will be able to offer and sell up to $500 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commences upon the effective date of the Universal Shelf. Similarly, under the Universal Shelf, the Company will be able to periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. If the Company obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted.

It is possible that the Company will not obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact the Company” and “Risk Factors-Risks Related to the Company’s Common Stock-Issuances or sales of the Company’s Common Stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of the Company’s Common Stock” included in Part I, Item 1A “Risk Factors” of this Annual Report.

On December 10, 2019, the Company entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby the Company granted the buyer an exclusive one-year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. Subsequent to November 30, 2020 the option period was extended through December 10, 2021. The buyer may extend the option period for an additional two years upon payment of additional option fees. The purchase price has a range from a minimum of $6.0 million to a maximum of $7.95 million based upon the projected amount of electricity to be generated from the site. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process and obtaining local and state approvals for that planned use of the land. Given these contingencies, it is possible that the land sale contemplated under the East Granby/Windsor Option Agreement will not be completed under its current terms, or at all.

On February 3, 2020, the Company entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres of Meadowood (the “Meadowood Land”). For a nominal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby the Company would receive net proceeds of approximately $5.4 million if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. On February 3, 2021, the Conservation Organization exercised that six-month extension. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence by the Conservation Organization and the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. Given these contingencies, it is possible that a sale of the Meadowood Land will not be completed under the current terms of the Meadowood Option Agreement, or at all.

On June 24, 2020, the Company entered into a Purchase and Sale Agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley. On August 27, 2020, the Company entered into a Purchase and Sale Agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including the Company obtaining all governmental approvals for its planned development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. Given these contingencies, it is possible that the land acquisitions as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will not be completed under their current terms, or at all.

On July 17, 2020, the Company entered into a Purchase and Sale Agreement (the “Orlando Purchase Agreement”) to acquire, for a purchase price of $5.3 million, an approximately 14 acre parcel of undeveloped land in

Orlando, Florida. Closing on the land acquisition contemplated under the Orlando Purchase Agreement is subject to significant contingencies, including the Company obtaining all governmental approvals for its planned development of two industrial/logistics buildings totaling approximately 195,000 square feet on the land parcel that would be acquired. Given these contingencies, it is possible that the land acquisition as contemplated under the Orlando Purchase Agreement will not be completed under its current terms, or at all.

On February 10, 2021, the Company entered into a Purchase and Sale Agreement to sell approximately 91 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”) for $5.25 million, before transaction costs. The land subject to the Southwick Land Sale does not have any of the approvals that would be required for the buyer’s planned use of the land and closing on the land sale is subject to several significant contingencies, including the buyer obtaining governmental approvals for the planned use. Given these contingencies, it is possible that the Southwick Land Sale will not be completed under its current terms, or at all.

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/logistics portion of its real estate portfolio, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, and infrastructure improvements required for future development of its real estate holdings. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. The total estimated investment in INDUS’s current and planned development and acquisition activities is approximately $93.7 million (inclusive of leasing costs), with approximately $11.4 million spent as of November 30, 2020 (see Part I, Item 2 “Properties–Developments and Acquisitions” of this Annual Report for further discussion related to these activities). Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation real estate pricing and the impacts of the COVID-19 pandemic (see “Risk Factors-The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results or operations or stock price may be adversely impacted by the COVID-19 pandemic” included in Part I, Item 1A “Risk Factors” of this Annual Report).

As of November 30, 2020, the Company had cash and cash equivalents of approximately $28.5 million. Management believes that its cash and cash equivalents as of November 30, 2020, cash generated from leasing operations and sales of real estate assets (if any), and $34.5 million in borrowing capacity under its Amended Webster Credit Line and the Acquisition Credit Line will be sufficient to meet its working capital requirements, to pay the cash portion of the E&P Distribution, to make other investments in real estate assets, to pay obligations, if any, under the Contingent Value Rights Agreement and the Warrant liability and to pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, completion dates of buildings under construction, tenant improvements and infrastructure improvements; expectations regarding entry into a definitive loan amendment to, and increase of the Company’s borrowing capacity under, its revolving credit line facility; expectations regarding any potential issuance of securities under the Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; completion of sales under agreement; expectations regarding the Company’s REIT tax status; expectations regarding the payment of the E&P Distribution and other future distributions; expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under the heading Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	Nov. 30, 2020	Nov. 30, 2019
ASSETS
Real estate assets at cost, net	$242,875	$238,614
Cash and cash equivalents	28,540	5,874
Real estate assets held for sale, net	6,802	2,137
Deferred income taxes	—	3,281
Short-term investments	—	1,011
Other assets	23,145	17,578
Total assets	$301,362	$268,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$161,048	$142,575
Deferred revenue	10,121	10,918
Warrant liability	11,550	—
Accounts payable and accrued liabilities	4,092	4,318
Revolving lines of credit	—	5,875
Dividend payable	—	2,538
Other liabilities	17,652	11,509
Total liabilities	204,463	177,733
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 6,280,856 and 5,668,043 shares issued, respectively, and 5,663,040 and 5,075,120 shares outstanding, respectively	63	57
Additional paid-in capital	138,372	113,256
(Deficit) retained earnings	(11,798)	919
Accumulated other comprehensive loss, net of tax	(8,051)	(3,141)
Treasury stock, at cost, 617,816 and 592,923 shares, respectively	(21,687)	(20,329)
Total stockholders' equity	96,899	90,762
Total liabilities and stockholders' equity	$301,362	$268,495

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Rental revenue	$37,388	$34,217	$32,777

Expenses:
Operating expenses of rental properties	4,864	4,987	5,040
Real estate taxes	5,612	5,008	4,492
Depreciation and amortization expense	13,623	11,801	11,404
General and administrative expenses	9,960	7,677	7,749
Total operating expenses	34,059	29,473	28,685

Other income (expense):
Interest expense	(7,281)	(6,408)	(6,270)
Change in fair value of financial instruments	(5,974)	—	—
Gain on sales of real estate assets	2,329	7,829	879
Impairment loss	(2,085)	(3,100)	—
Investment income	41	264	151
Gain on insurance recovery	—	126	—
	(12,970)	(1,289)	(5,240)

(Loss) income before income tax (provision) benefit	(9,641)	3,455	(1,148)
Income tax (provision) benefit	(3,076)	213	(505)
Net (loss) income	$(12,717)	$3,668	$(1,653)

Basic net (loss) income per common share	$(2.42)	$0.72	$(0.33)

Diluted net (loss) income per common share	$(2.42)	$0.72	$(0.33)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Net (loss) income	$(12,717)	$3,668	$(1,653)

Other comprehensive (loss) income, net of tax:
Reclassifications included in net (loss) income	1,438	24	473
Unrealized (loss) gain on cash flow hedges	(6,348)	(5,560)	2,242
Total other comprehensive (loss) income, net of tax	(4,910)	(5,536)	2,715
Total comprehensive (loss) income	$(17,627)	$(1,868)	$1,062

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended November 30, 2020, 2019 and 2018

(dollars in thousands)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at November 30, 2017	5,541,029	$55	$108,770	$2,806	$(284)	$(18,294)	$93,053
Adoption of ASU No. 2016-09 - Cumulative effect of recognition of tax benefit from exercise of stock options	—	—	—	879	—	—	879
Adoption of ASU No. 2018-02 - Reclassification of taxes	—	—	—	36	(36)	—	—
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	94,677	1	2,951	—	—	(1,189)	1,763
Stock-based compensation expense	—	—	350	—	—	—	350
Dividend declared, $0.45 per share	—	—	—	(2,279)	—	—	(2,279)
Total other comprehensive income, net of tax	—	—	—	—	2,715	—	2,715
Net loss	—	—	—	(1,653)	—	—	(1,653)
Balance at November 30, 2018	5,635,706	56	112,071	(211)	2,395	(19,483)	94,828
Exercise of stock options, including shares tendered related to stock options exercised and tax withholdings	32,337	1	924	—	—	(846)	79
Stock-based compensation expense	—	—	261	—	—	—	261
Dividend declared, $0.50 per share	—	—	—	(2,538)	—	—	(2,538)
Total other comprehensive loss, net of tax	—	—	—	—	(5,536)	—	(5,536)
Net income	—	—	—	3,668	—	—	3,668
Balance at November 30, 2019	5,668,043	57	113,256	919	(3,141)	(20,329)	90,762
Exercise of stock options, including shares tendered related to stock options exercised	54,930	1	1,569	—	—	(1,358)	212
Sale of common stock	557,883	5	23,037	—	—	—	23,042
Stock-based compensation expense	—	—	510	—	—	—	510
Total other comprehensive loss, net of tax	—	—	—	—	(4,910)	—	(4,910)
Net loss	—	—	—	(12,717)	—	—	(12,717)
Balance at November 30, 2020	6,280,856	$63	$138,372	$(11,798)	$(8,051)	$(21,687)	$96,899

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Operating activities:
Net (loss) income	$(12,717)	$3,668	$(1,653)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,623	11,801	11,404
Change in fair value of financial instruments	5,974	—	—
Deferred income taxes	3,119	(301)	428
Noncash rental revenue including straight-line rents	(2,603)	(1,567)	(1,669)
Gain on sales of real estate assets	(2,329)	(7,829)	(879)
Impairment loss	2,085	3,100	—
Stock-based compensation expense	510	261	350
Amortization of debt issuance costs	444	313	297
Other	—	(182)	172
Changes in assets and liabilities:
Other assets	(997)	499	(123)
Accounts payable and accrued liabilities	1,138	(119)	(339)
Deferred revenue	902	1,782	253
Other liabilities	(1,001)	135	200
Net cash provided by operating activities	8,148	11,561	8,441

Investing activities:
Acquisitions of land and buildings	(13,670)	(10,168)	—
Additions to real estate assets	(11,326)	(29,365)	(28,621)
Proceeds from sales of real estate assets, net of expenses	3,086	9,475	998
Proceeds from sales of real estate assets deposited in escrow	(1,993)	—	91
Deferred leasing costs and other	(1,793)	(959)	(802)
Changes in short-term investments, net	1,011	15,989	(17,000)
Net cash used in investing activities	(24,685)	(15,028)	(45,334)

Financing activities:
Proceeds from sale of common stock	27,281	—	—
Proceeds from mortgage loans	26,600	1,265	31,623
Principal payments on mortgage loans	(7,888)	(3,953)	(15,439)
Net (repayments on) proceeds from revolving lines of credit	(5,875)	5,875	—
Dividends paid to stockholders	(2,538)	(2,279)	(2,000)
Proceeds from sale of warrants	2,018	—	—
Payment of debt issuance costs	(607)	(325)	(569)
Proceeds from exercise of stock options	212	166	1,802
Net cash provided by financing activities	39,203	749	15,417
Net increase (decrease) in cash and cash equivalents	22,666	(2,718)	(21,476)
Cash and cash equivalents at beginning of period	5,874	8,592	30,068
Cash and cash equivalents at end of period	$28,540	$5,874	$8,592

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) (f/k/a Griffin Industrial Realty, Inc.) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. Although the Company’s real estate holdings primarily consist of industrial/logistics properties, it also owns a limited number of office/flex properties and undeveloped land parcels. INDUS may sell certain office/flex properties or portions of its undeveloped land that it has owned for an extended time and the use of which is not consistent with the Company’s core industrial and logistics strategy.

On December 30, 2020, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among INDUS (f/k/a Griffin Industrial Maryland, Inc.), Griffin Industrial Realty, Inc., a Delaware corporation, and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger to reincorporate in Maryland. On December 30, 2020, following this merger, the Company changed its name to INDUS Realty Trust, Inc.

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2021 (see Note 5). This decision was based on the Company’s consideration of ways to maximize stockholder value and generate growth opportunities as the Company continues to expand its industrial/logistics portfolio. Additionally, on January 13, 2021, INDUS announced that its Board of Directors had declared a special dividend to distribute the Company’s estimated accumulated earnings and profits (the “E&P Distribution”) based on the Company’s estimated taxable income through December 31, 2020 that is expected to be paid on March 8, 2021 (see Notes 8 and 12).

INDUS’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). There are no VIEs in which the Company is not a primary beneficiary.

Fiscal Year

Through November 30, 2020, INDUS reported on a twelve month fiscal year that ended on November 30. On November 17, 2020, in connection with the anticipated election to become a REIT, the Company’s Board of Directors approved a change in the Company’s fiscal year from November 30 to December 31, effective beginning with the Company’s next fiscal year, which began on January 1, 2021 and will end on December 31, 2021 (“fiscal 2021”). As a result of this change, INDUS will have a one-month transition period beginning on December 1, 2020 and ending on December 31, 2020, the results of which are expected to be reported in INDUS’s Quarterly Report on Form 10-Q to be filed for the first quarter of fiscal 2021 and in INDUS’s Annual Report on Form 10-K to be filed for fiscal 2021.

COVID-19

During and subsequent to fiscal 2020, the world has been impacted by the spread of the coronavirus (COVID-19), which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts INDUS’s business or impacts its operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on INDUS’s tenants and their businesses; the ability of tenants to make their rental

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales of real estate assets and acquisitions or planned construction and development. Any of these events could materially adversely impact INDUS’s business, financial condition, results of operations or stock price.

During fiscal 2020, COVID-19 did not have a material impact on INDUS’s rent collections and the Company collected essentially 100% of rent, inclusive of rent relief and deferrals. Since the onset of COVID-19, INDUS entered into two agreements with tenants that granted rent relief aggregating approximately 0.4% of the Company’s total annual rental revenue for fiscal 2020. The much larger of these two tenants is a subsidiary of a Fortune 500 company who completed an early 5-year renewal of that tenant’s lease as part of the rent relief agreement. The only other deferral agreement was with a 20,000 square foot tenant for a three month deferral. This tenant is currently meeting its obligations and INDUS did not receive any other requests for rent relief or deferrals, nor did any prior requests for relief remain outstanding through the end of fiscal 2020.

Subsequent to the end of fiscal 2020, one tenant that leases an approximately 7,000 square foot restaurant building in Connecticut requested rent relief. As of the date of this filing, the tenant had paid all rent through October 31, 2020 and INDUS has not determined if it will grant rent relief in connection with this request.

COVID-19 has disrupted the availability, supply and costs of raw materials, particularly the increased cost and decreased availability of structural steel, which could result in an increase in the Company’s cost of construction. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

Exchange Accommodation Titleholder

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is legally owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. As discussed in Note 4, the VIE (including the Parked Property) is included in INDUS’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were no consolidated VIEs on INDUS's consolidated balance sheet as of November 30, 2020.

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

Real estate assets and any related intangible assets and intangible liabilities that are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” are recorded at relative fair value. Real estate assets and any related intangible assets and intangible liabilities that are treated as a single identifiable asset are recorded at fair value. INDUS's intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. INDUS's intangible liability consists of the value of a below market lease. Purchase accounting is applied to the assets associated with the real estate acquired. Acquisition costs incurred in a business

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

combination are expensed and included in general and administrative expenses and acquisition costs in an asset acquisition are capitalized. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of relationships with tenants, included in depreciation and amortization expense, is on a straight-line basis over the lease terms and anticipated renewal periods. Amortization of the value of the below market lease, included in rental revenue, is on a straight-line basis over the lease term.

INDUS classifies a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale.” Assets classified as “held for sale” are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation of a property as “held for sale.”

Cash and Cash Equivalents

INDUS considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At November 30, 2020 and 2019, $27,062 and $4,299, respectively, of the cash and cash equivalents included on the Company's consolidated balance sheet were held in cash equivalents.

Investments

INDUS’s short-term investments were comprised of repurchase agreements with Webster Bank, N.A. (“Webster Bank”) that were collateralized with securities issued by the United States Government or its sponsored agencies and were accounted for as held-to-maturity securities under FASB ASC, “Investments – Debt and Equity Securities” (“ASC 320”). The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature. Interest on repurchase agreements was reflected as interest receivable that was included in other assets.

Stock-Based Compensation

INDUS accounts for stock options at fair value in accordance with FASB ASC 718, “Compensation - Stock Compensation” and FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees.” For stock options that have graded vesting features, the Company recognizes compensation cost over the requisite service period separately for each tranche of the award as though they were, in substance, multiple awards.

Impairment of Investments in Long-Lived Assets

INDUS reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, INDUS evaluates the carrying value of the assets in relation to the operating performance and expected future undiscounted cash flows or the estimated fair value based on expected future cash flows of the underlying assets. If the undiscounted cash flows are less than the carrying value of an asset, INDUS would reduce the carrying value of a long-lived asset to its fair value if that asset’s fair value is determined to be less than its carrying value.

The Company also reviews the recoverability of its development costs, including expected remediation costs on projects that are included in real estate assets and real estate assets held for sale, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the carrying value exceeds the fair value of a project, including development costs, an impairment loss would be recorded.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Revenue and Gain Recognition

Rental revenue is accounted for on a straight-line basis over the applicable lease term in accordance with FASB ASC 840, “Leases” (“ASC 840”). Rental revenue also includes payments received from tenants for certain building improvements owned by INDUS that are recognized over the lease term and the amortization of below market leases. The Company assesses the collectability of lease receivables on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located, including the impact of the COVID-19 pandemic (see above) on tenants’ businesses and financial condition. With the adoption of FASB ASC No. 842, “Leases” (“ASC 842”) on December 1, 2019 (see below), INDUS recognizes an adjustment to rental revenue for any receivable deemed as not collectible. Prior to the adoption of ASC 842, the allowance for uncollectible accounts and bad debt expense was recognized in general and administrative expenses. For the fiscal year ended November 30, 2020 (“fiscal 2020”), INDUS recorded an adjustment to rental revenue of $26 related to the collectability of one tenant’s account. For the fiscal year ended November 30, 2019 (“fiscal 2019”), INDUS had no additions to the allowance for uncollectible accounts or bad debt expenses recorded.

Gains on the sale of real estate assets are recognized in accordance with FASB ASC 606, “Revenue from Contracts with Customers,” based on the specific terms of each sale. When the percentage of completion method is used to account for a sale of real estate assets, gains on the sale of real estate assets sales are recognized over time as performance obligations are satisfied.

Income Taxes

As discussed above, INDUS intends to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ending December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. Provided INDUS qualifies for taxation as a REIT, it generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from a taxable REIT subsidiary will be subject to federal, state and local income taxes. If the Company fails to qualify as a REIT in any taxable year, and it is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income will be subject to regular federal corporate income tax, and it may not be able to qualify as a REIT for four subsequent taxable years. Additionally, even if INDUS qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. The Company may also be subject to a corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to build-in gains with respect to assets that were owned on January 1, 2021.

INDUS intends to adhere to the requirements for qualification and taxation as a REIT and maintain its REIT status. Accordingly, no provision for income taxes will be made in the financial statements for the taxable year ending December 31, 2021 and consequently, income taxes recorded in 2021 will not be comparable to those recorded in prior years (see Note 5).

For taxable years ended prior to its intended election to be taxable as a REIT, INDUS provided for income taxes utilizing the asset and liability method, and recorded deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that were anticipated to be in effect when these differences reversed. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in the results of operations in the period that included the enactment date. A valuation allowance was established when it was necessary to reduce deferred tax assets to amounts for which realization was more likely than not as determined at that time.

INDUS evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. INDUS has analyzed its federal and significant state filing positions with respect to FASB ASC 740, “Income Taxes” (“ASC 740”). INDUS believes that

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740.

INDUS’s policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

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

Interest Rate Swap Agreements

As of November 30, 2020, INDUS was a party to thirteen interest rate swap agreements to hedge its interest rate exposures. The Company does not use derivatives for speculative purposes. INDUS applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires the Company to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on INDUS’s consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

INDUS applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows attributable to the contractually specified interest rates. All changes in the fair value of these interest rate swaps are recorded as a component of AOCI in stockholders’ equity. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized.

At the inception of a hedge, INDUS documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured, an evaluation of hedge transaction effectiveness at adoption and the contractually specified interest rate being hedged.

Financial Instruments

Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of August 24, 2020, between INDUS and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Capital LLC (f/k/a Cambiar Management LLC), INDUS, among other things, issued a Warrant (as defined below) to Conversant to acquire 504,590 shares of INDUS’s common stock, par value $0.01 per share (the “Common Stock”) (as exercised, collectively, the “Warrant Shares”) as part of a private placement of Common Stock to raise capital (see Note 2). INDUS applied ASC 815-10 to the Warrant and it is being classified as a derivative liability on the Company’s consolidated balance sheet. The Warrant was initially recorded at its fair value and will be reported at fair value at each subsequent reporting date when liability classification of the Warrant is appropriate. Changes in the fair value of the Warrant are included in change in fair value of financial instruments on INDUS’s consolidated statement of operations during the period of the change.

Conditional Asset Retirement Obligations

INDUS accounts for its conditional asset retirement obligations in accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on INDUS’s land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of INDUS, are not material to the Company’s operations and do not have any book value.

Treasury Stock

Treasury stock is recorded at cost as a reduction of stockholders’ equity on INDUS’s consolidated balance sheets.

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share reflects adjusting INDUS’s outstanding shares assuming the exercise of all potentially dilutive INDUS stock options and warrants.

Risks and Uncertainties

INDUS’s future results of operations involve a number of risks and uncertainties. Factors that could affect INDUS’s future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of the Company’s real estate holdings, credit risk and market risk.

INDUS's real estate holdings are concentrated in the Hartford, Connecticut area, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area and Orlando, Florida. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which INDUS holds properties may affect the Company’s real estate business. INDUS’s results of operations, financial condition or ability to expand may be adversely affected as a result of the following, any of which may be exacerbated by the continuance of the COVID-19 pandemic: (i) poor economic conditions or unfavorable financial changes to INDUS’s tenants, which may result in tenant defaults under leases or may lead to a curtailment of expansion plans; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of INDUS to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of INDUS’s properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

INDUS conducts business based on evaluations of its prospective tenants’ financial condition and may require some collateral in the form of security deposits or standby letters of credit. These evaluations require significant judgment and are based on multiple sources of information.

INDUS does not use derivatives for speculative purposes. INDUS applies ASC 815, which established accounting and reporting standards for derivative instruments and hedging activities. This accounting guidance requires INDUS to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and to measure those instruments at fair value.

INDUS is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swap agreements are entered into to manage interest rate risk associated with the Company’s variable-rate loans. INDUS applies cash flow hedge accounting to its interest rate swap agreements designated as hedges of the variability of future cash flows attributable to the contractually specified interest rates. All changes in the fair value of these interest rate swaps are recorded as a component of AOCI in stockholders’ equity. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized.

In 2017, the Financial Conduct Authority in the United Kingdom, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

LIBOR after 2023. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next two years. The interest rates for INDUS’s revolving line of credit and acquisitions line of credit with Webster Bank are based on LIBOR. In the event that LIBOR is no longer available, the revolving credit line provides for a transition to a comparable rate of interest determined by Webster Bank and the acquisition credit line contemplates Webster Bank will transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at the time. Such an event would not affect INDUS’s ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2023 is unclear, but these changes could adversely affect the Company’s cash flow, financial condition and results of operations.

INDUS holds floating rate debt under nonrecourse mortgage loans, the interest on which is based on LIBOR. The Company entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans. FASB Topic 848, “Reference Rate Reform” anticipates the effect on financial reporting of the discontinuation of LIBOR and provides a means to maintaining effective hedge accounting. In adopting a practical expedient under ASU 2020-04 (see below), INDUS can continue to assert that the occurrence of the hedged forecasted transactions as they were originally documented remain probable even though the reference rate for the interest payments is modified or expected to be modified.

INDUS’s cash equivalents consisted of overnight investments that are not significantly exposed to interest rate risk. INDUS's short-term investments consist of repurchase agreements that are not significantly exposed to interest rate risk.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. INDUS’s significant estimates include the impairment evaluation of its long-lived assets, deferred income taxes, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. The accounting applied by lessors under ASU No. 2016-02 is largely unchanged from that applied under prior U.S. GAAP. Leases are either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current U.S. GAAP under ASC 840. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842):

INDUS REALTY TRUST, INC.

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

INDUS used the modified retrospective method upon adoption of ASU No. 2016-02, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 when they became effective for the Company on December 1, 2019 and, therefore, INDUS did not restate any comparative periods. Upon adoption, INDUS elected the package of practical expedients permitted under the transition guidance, which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. INDUS elected to combine the non-lease components of common area maintenance charges with the related lease components. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets. The Company did elect the practical expedient pertaining to land easements that allows an entity to choose to not apply ASC 842 to certain existing land easements at transition. INDUS made an accounting policy election to keep leases with an initial term of twelve months or less off of the balance sheet. INDUS’s leases with its tenants were classified as operating leases under previous guidance and remained operating leases upon the adoption of ASC 842, therefore, as a lessor there was no significant impact upon adoption. As a lessee, INDUS has two operating leases that resulted in the recognition of ROU assets of $858 and lease liabilities of $858 related to the Company’s executive office in New York City at the time of adoption. The adoption of ASC 842 did not have a material impact on INDUS’s consolidated statements of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU No. 2017-12”), which is intended to improve the financial reporting for hedging relationships to better represent the economic results of a company’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. ASU No. 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements and changes how entities assess effectiveness. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU No. 2019-04”), which provides clarification on implementation issues associated with adopting ASU No. 2017-12. ASU No. 2017-12 and ASU No. 2019-04 each became effective for INDUS on December 1, 2019. The application of ASU No. 2017-12 and ASU No. 2019-04 did not have a significant impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU No. 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 simplifies the accounting for nonemployee share-based payments by aligning it more closely with the accounting for employee awards. ASU No. 2018-07 became effective for INDUS on December 1, 2019. The application of ASU No. 2018-07 did not have an impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU No. 2018-16”). ASU No. 2018-16 permits use of the Swap OIS Rate (“OIS Rate”) based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the United States Government, the LIBOR rate and the OIS Rate based on the Federal Funds Effective Rate. The amendments in ASU No. 2018-16 were required to be adopted concurrently with the amendments in ASU No. 2017-12, therefore, ASU No. 2018-16 became effective for INDUS on December 1, 2019. The application of ASU No. 2018-16 did not have an impact on INDUS’s consolidated financial statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”). ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. INDUS adopted the practical expedient related to the probability of the hedged forecasted transaction during fiscal 2020 (see above). The application of ASU No. 2020-04 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 will become effective for INDUS in the period ending December 31, 2020. Early adoption is permitted upon issuance for any removed or modified disclosures. The Company does not expect the application of ASU No. 2018-13 to have an impact on its consolidated financial statements.

There are various other Updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. INDUS does not expect the application of any of these other Updates to have an impact on its consolidated financial statements.

2. Private Placement

On August 24, 2020, pursuant to the Securities Purchase Agreement, INDUS: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant ( the “Warrant”) to Conversant to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of $27,248, before expenses of $449. Pursuant to the Securities Purchase Agreement, for so long as Conversant owns shares of Common Stock constituting more than 4.9% of INDUS’s Common Stock issued and outstanding, Conversant will have the right to designate one member (the “Purchaser Nominee”) to INDUS’s Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders. Until the one-year anniversary of the date of the Securities Purchase Agreement, Conversant may not transfer any of the shares of Common Stock without INDUS’s prior written consent.

Subject to certain customary exceptions set forth in the Securities Purchase Agreement, Conversant and its affiliates are prohibited from, among other things: (i) acquiring securities or assets of INDUS; (ii) effecting a tender offer, merger, acquisition, business combination, exchange offer, recapitalization, restructuring, liquidation, dissolution or similar transaction of INDUS; (iii) making or participating in any proxy solicitation relating to the election of directors that has not been approved by the independent directors of INDUS; and (iv) seeking to control or influence the management or policies of INDUS, in each case, until the later of (x) twenty-four months following the date of the Securities Purchase Agreement and (y) such time as Conversant is no longer entitled to nominate a Purchaser Nominee to INDUS’s Board of Directors.

On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Conversant is entitled to a one-time cash payment in the event that INDUS’s volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Conversant in respect of each common share (the “Common Shares Purchase

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Conversant is entitled to a one-time cash payment per contingent value right (“CVR”) calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed $2,523, which is 10% of the total paid by Conversant to purchase the Common Stock.

The Warrant is exercisable from the date of issuance and has a term of three years. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrant is subject to appropriate adjustments in the event of certain stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. Upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities, or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of Common Stock in such fundamental transaction is greater or less than the Exercise Price. In addition, if such Fundamental Transaction occurs prior to the one-year anniversary of the date of the Warrant, and the price per share of one share of Common Stock in such Fundamental Transaction is less than the Exercise Price, or if it is greater than the Exercise Price but less than the purchase price paid by the holder per Warrant Share, then the holder will be entitled to receive up to an amount equal to the purchase price paid by the holder per Warrant Share in respect of any unexercised portion of the Warrant.

The holder will not be entitled to exercise any portion of the Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder of the Warrant (together with its affiliates) to exceed 9.90% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. However, the holder may increase or decrease such percentage to any other percentage not in excess of 19.90% upon at least 61 days’ prior notice from the holder to INDUS, subject to the terms of the Warrant.

The proceeds of the Securities Purchase Agreement are as follows:

Common Stock, net of costs	$20,542
Warrants	4,915
CVR	1,342
Total	$26,799

Both the Warrant and the CVRs are derivative financial instruments and reported as liabilities at their fair values on INDUS’s consolidated balance sheet as of November 30, 2020 (see Notes 3 and 10). Although the fair value of the Warrant was $11,550 as of November 30, 2020, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018.

3. Fair Value

INDUS applies the provisions of ASC 820, which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS's interest rate swap agreements (see Notes 1, 6 and 8). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy. Level 2 assets at November 30, 2019 also included INDUS’s short-term investments in repurchase agreements with Webster Bank (see Note 1). These repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of November 30, 2020, INDUS’s consolidated balance sheet includes the Warrant liability and CVR liability related to the private placement on August 24, 2020 (see Notes 2 and 10). INDUS derived these values based on the Cox-Ross-Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, INDUS recognized these liabilities as Level 3 within the fair value hierarchy and they will be re-measured on a recurring basis.

During fiscal 2020, INDUS did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are INDUS’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	November 30, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,962	$—
Common stock warrant liability	$—	$—	$11,550
Contingent value rights liability	$—	$—	$681

November 30, 2019
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$4,052	$—

The carrying and estimated fair values of INDUS’s financial instruments are as follows:

	Fair Value	November 30, 2020		November 30, 2019
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$28,540	$28,540	$5,874	$5,874
Short-term investments	2	$—	$—	$1,011	$1,011
Financial liabilities:
Mortgage loans, net of debt issuance costs	2	$161,048	$164,331	$142,575	$145,235
Revolving lines of credit	2	$—	$—	$5,875	$5,875
Interest rate swap liabilities	2	$8,962	$8,962	$4,052	$4,052
Warrant liability	3	$11,550	$11,550	$—	$—
Contingent value rights liability	3	$681	$681	$—	$—

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

because of the short-term maturities of these instruments. The amount included in the consolidated financial statements for the revolving lines of credit approximated their fair values because of their variable interest rates. The fair values of the mortgage loans, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, the Company considers its credit worthiness in determining the fair value of its mortgage loans. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current OIS Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair value of the Warrant liability was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining the fair value of the Warrant liability is as follows:

Warrant
Liability
Expected volatility	41.87%
Risk free interest rates	0.18%
Expected term (in years)	2.7
Annual dividend yield	1.03%

Fair Value of
Derivative
Warrant Liability
Initial fair value at inception	$4,915
Change in fair value	6,635
Balance at November 30, 2020	$11,550

Although the fair value of the Warrant was $11,550 as of November 30, 2020, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018.

The fair value of the CVR liability was estimated using a Monte Carlo simulation valuation methodology. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining the fair value of the CVR liability is as follows:

Contingent Value
Rights Liability
Expected volatility	59.74%
Risk free interest rates	0.10%
Expected term (in years)	0.7
Annual dividend yield	1.7%

Fair Value of
Contingent Value
Rights Liability
Initial fair value at inception	$1,342
Change in fair value	(661)
Balance at November 30, 2020	$681

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Nov. 30, 2020	Nov. 30, 2019
Land		$33,137	$30,750
Land improvements	10 to 30 years	45,733	40,992
Buildings and improvements	10 to 40 years	233,019	220,086
Tenant improvements	Shorter of useful life or terms of related lease	34,585	30,318
Machinery and equipment	3 to 20 years	10,958	7,557
Construction in progress		3,613	3,542
Development costs		5,106	10,404
		366,151	343,649
Accumulated depreciation		(123,276)	(105,035)
		$242,875	$238,614

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Depreciation expense	$11,889	$10,416	$9,853

Capitalized interest	$114	$351	$352

In fiscal 2020, based on a third-party valuation, INDUS recorded an impairment loss of $2,085 to reduce the carrying value of 5 and 7 Waterside Crossing, the Company’s two multi-story office buildings in Griffin Center in Windsor, Connecticut aggregating approximately 161,000 square feet. In fourth quarter of fiscal 2020, the Company entered into an Agreement to Purchase and Sell 5 and 7 Waterside Crossing (the “Waterside Sale Agreement”) to sell these buildings for a purchase price of $6,250. The Waterside Sale Agreement was subsequently terminated by the buyer.

In fiscal 2019, INDUS recorded an impairment loss of $3,100 to reduce the carrying value of the approved but unbuilt residential development (“Meadowood’) in Simsbury, Connecticut to its estimated fair value of approximately $5,400. On February 3, 2020, INDUS entered into an option agreement for the potential sale of Meadowood (see Note 11). There were no impairment losses recognized in the fiscal year ended November 30, 2018 (“fiscal 2018”).

On March 9, 2020, INDUS, through a consolidated VIE, purchased 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot industrial/logistics building in Orlando, Florida, for $5,749, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 170 Sunport and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative fair value basis. Of the $5,749 purchase price, $5,678 represented the relative fair value of real estate assets and $71 represented the relative fair value of the acquired intangible assets, comprised of the value of leases in-place. The intangible asset is included in other assets on INDUS’s consolidated balance sheet. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and land improvements that are being depreciated over a period of eight years. The intangible assets are being amortized over the term of the leases.

On February 18, 2020, INDUS, through a consolidated VIE, purchased 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/logistics building in Orlando, Florida, for $7,921, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 3320 Maggie and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

fair value basis. Of the $7,921 purchase price, $7,941 represented the relative fair value of real estate assets, $770 represented the relative fair value of the acquired intangible asset, comprised of the value of the lease in-place, and $790 represented the relative fair value of the acquired intangible liability, comprised of the value of the below market lease at the time of acquisition (see Note 10). The intangible asset is included in other assets and the intangible liability is included in other liabilities on INDUS’s consolidated balance sheet. The real estate assets primarily reflect the building and land improvements that are being depreciated principally over forty years and building and tenant improvements that are being depreciated over a period of seven years. The intangible asset and intangible liability are being amortized over the term of the lease.

The acquisitions of 170 Sunport and 3320 Maggie were each made utilizing a “Reverse 1031 Like-Kind Exchange. As the Company did not complete the sale transactions contemplated under the Reverse 1031 Like-Kind Exchanges within the required time, the legal titles of 170 Sunport and 3320 Maggie were transferred from the qualified intermediary to INDUS. As discussed in Note 1, INDUS retained essentially all of the legal and economic benefits and obligations and key decision-making rights related to 170 Sunport and 3320 Maggie from the respective dates they were acquired. The two VIEs that owned legal title to 170 Sunport and 3320 Maggie were included in INDUS’s consolidated financial statements as consolidated variable interest entities from the dates they were acquired through the expiration of the Reverse 1031 Like-Kind Exchanges.

On November 17, 2020, INDUS closed on the sale (the “55 GRS Sale”) of 55 Griffin Road South (“55 GRS”), its approximately 40,000 square foot office/flex building in Griffin Center South in Bloomfield, Connecticut. INDUS received cash proceeds of $1,400, before transaction costs and reimbursements, and recorded a pretax gain of $982 on the 55 GRS Sale. The net cash proceeds of $1,409 from the 55 GRS Sale were deposited into escrow for the potential acquisition of a replacement property as part of a Section 1031 Like-Kind Exchange (“1031 Like-Kind Exchange”) under the Code.

In fiscal 2020, $587 of proceeds from two smaller land sales were also deposited into escrow for the potential acquisition of a replacement property as part of a 1031 Like-Kind Exchange. If a replacement property is not purchased with the proceeds from these sales within the time frame required under IRC regulations regarding 1031 Like-Kind Exchanges, the proceeds placed in escrow would be returned to INDUS.

Real estate assets held for sale, net consist of:

	Nov. 30, 2020	Nov. 30, 2019
Land	$505	$323
Land improvements	269	388
Buildings and improvements	—	417
Development costs	6,028	1,009
	$6,802	$2,137

In fiscal 2020, real estate assets held for sale, net, increased by $4,665 reflecting: (a) an increase of $6,385 from real estate assets transferred into real estate assets held for sale as a result of entering into agreements to sell such real estate; partially offset by (b) a decrease of $1,084 from real estate assets held for sale being transferred back into real estate assets, as a result of the termination of agreements to sell such real estate assets; and (c) a reduction of $636 for sales of real estate assets that closed. The real estate assets held for sale that were returned to real estate assets in fiscal 2020 were INDUS’s farm in Quincy, Florida and the small restaurant building in Griffin Center in Windsor, Connecticut.

5. Income Taxes

As discussed above (see Note 1), INDUS intends to elect to be taxed as a REIT for the taxable year ending December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. Provided the

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Company qualifies for taxation as a REIT, it generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from a taxable REIT subsidiary will be subject to federal, state and local income taxes. If INDUS fails to qualify as a REIT in any taxable year, and it is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income will be subject to regular federal corporate income tax, and it may not be able to qualify as a REIT for four subsequent taxable years. Additionally, even if INDUS qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. INDUS may also be subject to a corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to built-in gains with respect to assets that were owned on January 1, 2021.

In connection with the election to be taxable as a REIT for the taxable year ending December 31, 2021, the Company reassessed its deferred tax assets and deferred tax liabilities during the fourth quarter of fiscal 2020, which resulted in de-recognizing all of its deferred tax assets and deferred tax liabilities. This de-recognition occurred because the expected recovery or settlement of the related assets and liabilities will not result in deductible or taxable amounts in any taxable year in which INDUS qualifies as a REIT. As a result of the de-recognition valuation, INDUS recorded an income tax expense in fiscal 2020 of $4,005. Additionally, the Company does not intend to recognize any built-in gains within the five years following the REIT election. To the extent INDUS does sell a property with a built-in gain, the intent is to use a non-taxable deferral under a 1031 Like-Kind Exchange. In the unlikely event that the Company is not able to identify suitable replacement property or complete the 1031 Like-Kind Exchange in time, INDUS will have at its disposal net operating losses available to offset the gain.

The income tax (provision) benefit for fiscal 2020, fiscal 2019 and fiscal 2018 is summarized as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2020	2019	2018
Current federal	$—	$—	$25
Current state and local	—	(88)	(102)
Deferred federal	(1,919)	(511)	(678)
Deferred state and local	(1,157)	812	250
Total income tax (provision) benefit	$(3,076)	$213	$(505)

The income tax provision for fiscal 2019 included a credit of $873 for the partial reduction of the valuation allowance on deferred tax assets related primarily to net operating loss carryforwards in Connecticut as a result of the change in Connecticut’s tax law whereby the capital based tax is being phased out over four consecutive years beginning January 1, 2021. The income tax provision in fiscal 2019 is also net of the effect of recording a benefit related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $921, less federal income tax expense of $193.

The income tax provision for fiscal 2018 included a charge of $1,001 for the re-measurement of INDUS’s deferred tax assets and deferred tax liabilities as a result of the reduction in the U.S. federal corporate statutory rate from 35% to 21%, under the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017 and became effective for INDUS in the 2018 first quarter. As the Company had net deferred tax assets when the TCJA became effective for it, the re-measurement of its deferred tax assets and deferred tax liabilities resulted in the charge that is included in fiscal 2018. INDUS’s statutory income tax rate in fiscal 2018 as a result of the TCJA was a blended rate of approximately 22%. In fiscal 2018, prior to the effective date of the U.S. federal corporate statutory income tax rate reduction, INDUS recorded a deferred tax asset of $879 related to the cumulative effect of stock option exercises upon adoption of ASU No. 2016-09.

The income tax provision in fiscal 2018 is net of the effect of recording a charge related to valuation allowances on certain state deferred tax assets (principally Connecticut) of $681 less a federal income tax benefit of $146. The establishment of the valuation allowances reflected management’s determination at the time that it was more likely than

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

not that INDUS would not generate sufficient future taxable income to fully utilize certain state net operating loss carryforwards.

Other comprehensive income (loss) includes deferred tax (expense) benefit as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2020	2019	2018
Fair value adjustment of INDUS's cash flow hedges	$—	$1,586	$(797)

The differences between the income tax provision at the U.S. statutory income tax rate and the actual income tax provision for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

	For the Fiscal Years Ended
	Nov. 30,	Nov. 30,	Nov. 30,
	2020	2019	2018
Tax (provision) benefit at statutory rate	$2,025	$(726)	$255
Deferred tax adjustment due to REIT election	(4,005)	-	-
State and local taxes, including valuation allowance, net of federal tax effect	117	737	78
Permanent items	(1,253)	44	(24)
Federal rate change under TCJA	-	-	(1,001)
Other	40	158	187
Total income tax (provision) benefit	$(3,076)	$213	$(505)

In fiscal 2020, the permanent differences primarily consist of the change in the fair value of financial instruments of ($1,255) and, to a lesser extent, non-deductible costs related to the REIT conversion of ($175) offset by the tax benefit of options exercised of $255.

INDUS had no remaining deferred tax assets or deferred tax liabilities as of November 30, 2020. The significant components of the Company’s deferred tax assets and deferred tax liabilities for the year ended November 30, 2019 were as follows:

Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$2,759
State net operating loss carryforwards	2,087
Deferred revenue	2,372
Retirement benefit plans	1,521
Cash flow hedges	938
Non-qualified stock options	424
Disallowed interest	—
Real estate assets	(4,274)
Deferred rent	(956)
Other	(128)
Total deferred tax assets	4,743
Valuation allowances	(1,462)
Net total deferred tax assets	$3,281

At November 30, 2020, INDUS had federal net operating loss carryforwards of approximately $17,071 with expirations ranging from thirteen to twenty years and state net operating loss carryforwards of approximately $33,916 with expirations ranging from eight to twenty years. These deferred tax assets were de-recognized as of November 30, 2020, however, they remain available to the Company in the event that taxable income is generated.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In prior years, management had determined that a valuation allowance was required for net operating loss carryforwards in Connecticut related to INDUS and Imperial Nurseries, Inc. (“Imperial”) and for certain other states related to Imperial. INDUS evaluated the likelihood that it would realize the benefits of its deferred tax assets. Based on a significant amount of appreciated assets, primarily real estate, held by the Company and the significant length of time expected before its net operating loss carryforwards would expire, INDUS concluded that it was more likely than not that it would have utilized the benefit of its remaining deferred tax assets.

INDUS evaluated each tax position taken in its tax returns and recognized a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740.

Federal income tax returns for the fiscal year ended November 30, 2017 (“fiscal 2017”), fiscal 2018 and fiscal 2019 are open to examination by the Internal Revenue Service (“IRS”).

6. Mortgage Loans and Interest Rate Swaps

INDUS's mortgage loans consist of:

	Nov. 30, 2020	Nov. 30, 2019
4.72%, due October 3, 2022 *	$4,070	$4,174
4.39%, due January 2, 2025 *	18,503	19,101
4.17%, due May 1, 2026 *	12,730	13,115
3.79%, due November 17, 2026 *	23,973	24,701
4.39%, due August 1, 2027 *	9,772	10,034
3.97%, due September 1, 2027	11,439	11,673
4.57%, due February 1, 2028 *	17,639	18,069
5.09%, due July 1, 2029	5,254	5,725
5.09%, due July 1, 2029	3,681	4,011
3.60%, due January 2, 2030 *	6,364	—
3.48%, due February 1, 2030	14,714	—
3.50%, due July 1, 2030 *	5,057	—
4.33%, due August 1, 2030	16,274	16,634
4.51%, due April 1, 2034	13,715	14,030
3.91%, due January 27, 2020 *	—	3,206
Nonrecourse mortgage loans	163,185	144,473
Debt issuance costs	(2,137)	(1,898)
Nonrecourse mortgage loans, net of debt issuance costs	$161,048	$142,575

*Variable rate loans. INDUS has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.18% and 4.31% as of November 30, 2020 and 2019, respectively.

The aggregate annual principal payment requirements under the terms of the nonrecourse mortgage loans for the fiscal years 2021 through 2025 are $5,108, $9,181, $5,451, $5,687 and $21,009, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was $186,679 at November 30, 2020.

On June 30, 2020, a wholly-owned subsidiary of INDUS (the “2020 Borrower”) closed on a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank for $5,100, collateralized by 3320 Maggie. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five year amortization

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, INDUS entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term. $4,100 of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under the Company’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see Note 7).

Under the terms of the 2020 Webster Mortgage, the 2020 Borrower must maintain a minimum debt service coverage ratio (the “DSCR”), calculated by dividing the trailing twelve months net operating income of 3320 Maggie by the debt service on the 2020 Webster Mortgage for the DSCR test period, as further described under the terms of the 2020 Webster Mortgage, equal to or greater than 1.25 times, and the Loan to Value Ratio (as defined and further described under the 2020 Webster Mortgage) may not exceed 65%. The terms of the 2020 Webster Mortgage require that commencing on January 1, 2024, an annual amount equal to a total of $1.00 per square foot shall be deposited by the 2020 Borrower into an escrow account with Webster Bank until such escrow account balance reaches $300. Subject to certain terms and conditions under the 2020 Webster Mortgage, (i) the funds in the escrow account may be released by Webster Bank upon extension of 3320 Maggie’s existing lease, or entry into any other Approved Lease (as defined and further described under the 2020 Webster Mortgage) on terms and conditions acceptable to Webster Bank, in each case for a term that runs for a minimum of one year beyond the maturity date of the 2020 Webster Mortgage, or (ii) a portion of the funds in the escrow account may be released by Webster Bank for tenant improvements and lease commissions related to Approved Leases (as defined under the 2020 Webster Mortgage).

On January 23, 2020, two wholly-owned subsidiaries of INDUS closed on a nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”) for $15,000. The 2020 State Farm Mortgage is collateralized by two industrial/logistics buildings, 6975 Ambassador Drive and 871 Nestle Way, each in the Lehigh Valley of Pennsylvania, that aggregate approximately 254,000 square feet. The 2020 State Farm Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2020 State Farm Mortgage is 3.48%. $3,191 of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

On December 20, 2019, two wholly-owned subsidiaries of INDUS (the “2019 Borrowers”) entered into a nonrecourse mortgage loan (the “2019 Webster Mortgage”) with Webster Bank for $6,500. The 2019 Webster Mortgage is collateralized by 7466 Chancellor Drive (“7466 Chancellor”), an approximately 100,000 square foot industrial/logistics building in Orlando, Florida. The 2019 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2019 Webster Mortgage is a floating rate of the one-month LIBOR rate plus 1.75%. At the time the 2019 Webster Mortgage closed, INDUS entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2019 Webster Mortgage at 3.60% for the entire loan term. $5,875 of the proceeds from the 2019 Webster Mortgage were used to repay Webster Bank for the borrowing under the Company’s Acquisition Credit Line (as defined below) that was used to finance a portion of the purchase price of 7466 Chancellor (see Note 7).

Under the terms of the 2019 Webster Mortgage, the 2019 Borrowers must maintain a minimum DSCR, calculated by dividing the trailing twelve months net operating income of 7466 Chancellor by the debt service on the 2019 Webster Mortgage for the DSCR test period, as further described under the terms of the 2019 Webster Mortgage, equal to or greater than 1.25 times, and the Loan to Value Ratio (as defined and further described under the 2019 Webster Mortgage) may not exceed 67.5%. The terms of the 2019 Webster Mortgage require that commencing on January 1, 2023, an annual amount equal to a total of $1.00 per square foot shall be deposited by the 2019 Borrowers into an escrow account with Webster Bank until such escrow account balance reaches $200. Subject to certain terms and conditions under the 2019 Webster Mortgage, (i) the funds in the escrow account may be released by Webster Bank upon extension of 7466 Chancellor’s existing lease, or entry into any other Approved Lease (as defined and further described under the 2019 Webster Mortgage) on terms and conditions acceptable to Webster Bank or (ii) a portion of the funds in the escrow account may be released by Webster Bank for tenant improvements and lease commissions related to Approved Leases. In the event that the existing tenant of 7466 Chancellor does not exercise its renewal option, Webster Bank will sweep 100% of the building’s net cash flow (as defined and further described under the 2019 Webster

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Mortgage) during the six months prior to the tenant’s lease expiration. Such funds will be held by Webster Bank as additional collateral against the 2019 Webster Mortgage and may be released by Webster Bank for tenant improvements and lease commissions related to replacement tenant(s). Any remaining balance in such account will be released by Webster Bank after (i) all the space currently occupied by the existing tenant is re-leased by INDUS or (ii) one or more tenants occupying space in 7466 Chancellor generate rental income equal to, or greater than, the amount being received as of December 20, 2019.

On March 29, 2018, a subsidiary of INDUS closed on a $13,800 construction to permanent mortgage loan (the “2018 State Farm Loan”) with State Farm, that provided a significant portion of the funds for the construction of an approximately 234,000 square foot build-to-suit industrial/logistics building (“220 Tradeport Drive”) in New England Tradeport (“NE Tradeport”), INDUS’s industrial park located in Windsor and East Granby, Connecticut. In the fiscal 2017 fourth quarter, the Company entered into a long-term lease (the “220 Tradeport Lease”) with one tenant for the entire building. In the 2018 fourth quarter, 220 Tradeport was completed and the lease commenced. On August 1, 2019, INDUS converted the 2018 State Farm Loan to a nonrecourse permanent mortgage loan of $14,107 that matures on April 1, 2034. Monthly payments of principal and interest started on September 1, 2019. Principal payments on the 2018 State Farm Loan are based on a twenty-five-year amortization schedule. Under the terms of the 2018 State Farm Loan, the interest rate on the loan remains at 4.51% throughout the term of the permanent mortgage.

On March 15, 2017, a subsidiary of INDUS closed on a $12,000 nonrecourse mortgage loan (the “2017 People’s Mortgage”) with People’s United Bank, N.A. (“People’s Bank”). On January 30, 2018, that subsidiary refinanced the 2017 People’s Mortgage with a new nonrecourse mortgage loan (the “2018 People’s Mortgage”) with People’s Bank. The 2017 People’s Mortgage had a balance of $11,781 at the time of the refinancing. The 2017 People’s Mortgage is collateralized by the same two NE Tradeport industrial/logistics buildings, aggregating approximately 275,000 square feet, that collateralized the 2017 People’s Mortgage. In addition, 330 Stone Road, an approximately 137,000 square foot industrial/logistics building in NE Tradeport that was completed and placed in service near the end of fiscal 2017, was added to the collateral for the 2018 People’s Mortgage. At the closing of the 2018 People’s Mortgage, INDUS received additional mortgage proceeds of $7,000, (before transaction costs), net of the $11,781 used to refinance the 2017 People’s Mortgage. The 2018 People’s Mortgage has a ten-year term with monthly principal payments based on a twenty-five-year amortization schedule. The interest rate for the 2018 People’s Mortgage is a variable rate consisting of the one-month LIBOR rate plus 1.95%. At the time the 2018 People’s Mortgage closed, INDUS also entered into an interest rate swap agreement with People’s Bank that, combined with an interest rate swap agreement with People’s Bank entered into at the time the 2017 People’s Mortgage closed, effectively fixes the interest rate of the 2018 People’s Mortgage at 4.57% over the mortgage loan’s ten-year term. Under the terms of the 2018 People’s Mortgage, INDUS entered into a master lease for 759 Rainbow Road (“759 Rainbow”), one of the buildings that collateralize the 2018 People’s Mortgage. The master lease would only become effective if the full building tenant in 759 Rainbow does not renew its lease when it is scheduled to expire in fiscal 2022. The master lease would be in effect until either the space is re-leased to a new tenant or the maturity date of the 2018 People’s Mortgage.

As of November 30, 2020, INDUS was a party to thirteen interest rate swap agreements with notional amounts totaling $98,108 and $92,400 at November 30, 2020 and 2019, respectively, related to its variable rate nonrecourse mortgages on certain of its real estate assets. The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Notes 1, 3 and 8). Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In fiscal 2020 and fiscal 2019, INDUS recognized net losses before taxes, included in other comprehensive loss, of $4,910 and $7,122, respectively, on its interest rate swap agreements. In fiscal 2018, INDUS recognized a net gain before taxes, included in other comprehensive income, of $3,512 on its interest rate swap agreements.

As of November 30, 2020, $1,975 is expected to be reclassified over the next twelve months from AOCI to interest expense. As of November 30, 2020 and 2019, the net fair value of the Company’s interest rate swap agreements was a liability of $8,962 and $4,052, respectively, which is included in other liabilities on INDUS’s consolidated balance

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

sheet. Total interest expense recognized during the years ended November 30, 2020, 2019 and 2018 was $7,281, $6,408 and $6,270, respectively, of which, $1,438, $32 and $636, respectively, was recognized related to interest rate swaps.

7. Revolving Credit Agreements

On September 19, 2019, INDUS executed an amendment (the “Revolving Credit Line Amendment”) to its $15,000 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was originally scheduled to expire on July 31, 2019 (which was extended to September 30, 2019 on July 26, 2019). The Revolving Credit Line Amendment provided for an extension of the maturity date to September 30, 2021, with an option to extend for an additional year through September 30, 2022, and reduced the interest rate from the one-month LIBOR rate plus 2.75% to the one-month LIBOR rate plus 2.50%. In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank shall transition to a comparable rate of interest to the LIBOR rate. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $15,000 to $19,500, while adding an approximately 31,000 square foot industrial/logistics building in Bloomfield, Connecticut to the Webster Credit Line’s original collateral, which are INDUS’s properties in Griffin Center South in Bloomfield, Connecticut, aggregating approximately 235,000 square feet, and an approximately 48,000 square foot single-story office building in Griffin Center in Windsor, Connecticut. Prior to the 55 GRS Sale on November 17, 2020 (see Note 4), 55 GRS was included in the collateral for the Amended Webster Credit Line. Subsequent to the 55 GRS Sale, 170 Sunport was added to the collateral to the Amended Webster Credit Line. The aggregate book value of land and buildings that are collateral for the Amended Webster Credit Line was $17,306 at November 30, 2020. Under the terms of the Revolving Credit Line Amendment, INDUS must maintain: (a) a maximum loan to value ratio not to exceed 72%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5,000; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid divided by debt service (the “Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0. As of November 30, 2020, there were no borrowings against the Amended Webster Credit Line, however, the Amended Webster Credit Line secured certain standby letters of credit aggregating $484 that are related to INDUS’s development activities.

Subsequent to November 30, 2020, INDUS and Webster Bank agreed to terms whereby 160 International Drive and 180 International Drive, industrial/logistics buildings aggregating approximately 283,000 square feet, would be added to the collateral of the Amended Webster Credit Line and the borrowing capacity under the Amended Webster Credit Line would be increased up to a maximum of $35,000. The increase in the amount available under the Amended Webster Credit Line is subject to completion of a definitive loan amendment to the Amended Webster Credit Line, which may not be finalized under current terms, or at all.

On June 30, 2020, in connection with the 2020 Webster Mortgage, INDUS and Webster Bank entered into a letter agreement (the “Side Note”) amending the Amended Webster Credit Line. Under the terms of the Side Note, an amount equal to one year’s debt service ($306) on the 2020 Webster Mortgage will be carved out and not available to be borrowed (the “Holdback”) under the Amended Webster Credit Line. If the debt service is not paid on the 2020 Webster Mortgage, Webster Bank would be able to advance funds from the Amended Webster Credit Line as needed to make monthly payments of debt service under the 2020 Webster Mortgage. The provisions regarding the Holdback expire on September 30, 2021, the maturity date of the Webster Credit Line, and any extension to the maturity date of the Webster Credit Line will not apply to the Holdback.

On September 19, 2019, INDUS and Webster Bank also entered into an additional credit line of $15,000 to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021, with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account then prevailing standards in the market for determining interest rates for commercial loans made by

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, INDUS has agreed to either (a) repay the portion of the Acquisition Credit Line allocable to such advance or (b) execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, INDUS must maintain (i) a total stockholders’ equity minimum DSCR of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of INDUS’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. At November 30, 2019, $5,875 was outstanding under the Acquisition Credit Line, at a weighted-average interest rate of 4.57%, for the purchase in October 2019 of 7466 Chancellor, which was repaid on December 20, 2019 using proceeds from the 2019 Webster Mortgage (see Note 6). On February 14, 2020, INDUS borrowed $4,100 for the purchase of 3320 Maggie at an average interest rate of 3.62%. On June 30, 2020, that outstanding balance was repaid using the proceeds from the 2020 Webster Mortgage (see Note 6). As of November 30, 2020, there was no outstanding balance under the Acquisition Credit Line.

8. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Net (loss) income	$(12,717)	$3,668	$(1,653)

Weighted average shares outstanding for computation of basic per share results	5,259,000	5,070,000	5,023,000
Incremental shares from assumed exercise of stock options (a)	—	36,000	—
Adjusted weighted average shares for computation of diluted per share results	5,259,000	5,106,000	5,023,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for fiscal 2020 and 2018 would have been 64,000 and 57,000 shares, respectively. For fiscal 2020, there was a Warrant for the purchase of 504,590 shares of Common Stock that was anti-dilutive.

Sale of Common Stock

On August 24, 2020 INDUS sold Common Stock pursuant to the Securities Purchase Agreement (see Note 2).

On March 3, 2020, Gordon F. DuGan was appointed to serve as a Director of INDUS, effective immediately. Mr. DuGan was also appointed as Chairman of the Board of Directors. Mr. DuGan and the Company entered into a Chairmanship and Advisory Agreement (the “Advisory Agreement”), on March 3, 2020, whereby Mr. DuGan agreed to also serve as a non-employee advisor to INDUS on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of INDUS Common Stock at an exercise price of $45.98 per share under the 2009 Stock Option Plan (see INDUS Stock Option Plans below) and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to acquire 52,000 shares of INDUS Common Stock at an exercise price of $46.91 per share under the 2020 Incentive Award (see INDUS Stock Option Plans below).

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

On March 9, 2020, INDUS completed the sale of 53,293 shares of INDUS’s Common Stock at a price per share of $46.91, for cash proceeds of $2,500, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and INDUS.

Universal Shelf Filing/At-the-Market Equity Offering Program

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the U.S. Securities and Exchange Commission (“SEC”). Under the Universal Shelf, the Company may offer and sell up to $500,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commences upon the effective date of the Universal Shelf. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced, if and when the securities are ever offered. If INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations.

It is possible that INDUS will not be able to obtain additional capital under the Universal Shelf on favorable terms, or at all.

INDUS Stock Option Plans

Through March 3, 2020, stock options were granted by the Company under the INDUS Realty Trust, Inc. 2009 Stock Option Plan (as amended, the “2009 Stock Option Plan”). Options granted under the 2009 Stock Option Plan were either incentive stock options or non-qualified stock options issued at an exercise price not less than fair market value on the date approved by INDUS’s Compensation Committee. Vesting of all of the Company's stock options is solely based upon service requirements and does not contain market or performance conditions.

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors are fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at November 30, 2020 may be exercised as stock appreciation rights.

On March 3, 2020, INDUS’s Board of Directors adopted and approved the INDUS Realty Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan was effective as of the date it was adopted by the Board, subject to stockholder approval, which was received at INDUS’s 2020 Annual Meeting of Stockholders on May 7, 2020. The 2020 Incentive Award Plan replaced the 2009 Stock Option Plan and authorizes for grant a total of 300,000 shares (plus any shares subject to awards under the 2009 Stock Option Plan, as of the date of stockholder approval of the 2020 Incentive Award Plan, that are forfeited, expire, are converted to shares of another person or are settled for cash), subject to certain adjustments in the 2020 Incentive Award Plan. In addition to granting stock options, the 2020 Incentive Award Plan also enables INDUS to grant stock appreciation rights, restricted stock awards, restricted stock unit awards, partnership interests, other equity or cash based awards and dividend equivalents. No new awards will be granted under the 2009 Stock Option Plan; however, all outstanding awards under the 2009 Stock Option Plan remain outstanding in accordance with their terms.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The following options were granted by INDUS under the 2020 Incentive Award Plan and the 2009 Stock Option Plan:

For the Fiscal Years Ended
	Nov. 30, 2020		Nov. 30, 2019		Nov. 30, 2018
		Fair Value per		Fair Value per		Fair Value per
	Number of	Option at	Number of	Option at	Number of	Option at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17	5,946	$12.87	5,195	$14.41

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Expected volatility	29.7 - 30.3%	30.9%	30.5%
Risk free interest rates	0.5 - 0.9%	2.3%	3.0%
Expected option term (in years)	8.5	8.5	8.5
Annual dividend yield	1.3%	1.2%	1.1%

Number of option holders at November 30, 2020	28

Compensation expense and related tax benefits for stock options were as follows:

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Compensation expense	$510	$261	$350

Related tax benefit	$—	$43	$53

For all years presented, the forfeiture rate used for directors ranged from 0% to 2%, the forfeiture rate used for executives was 17.9% and the forfeiture rate used for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of November 30, 2020, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Fiscal 2021	$442
Fiscal 2022	$377
Fiscal 2023	$244
Fiscal 2024	$120
Fiscal 2025	$23

The total grant date fair value of options vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $458, $472 and $69, respectively. The intrinsic value of options exercised in fiscal 2020, fiscal 2019 and fiscal 2018 was $1,216, $299 and $765, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

A summary of the activity under the 2009 INDUS Stock Option Plan is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at November 30, 2017	333,762	$29.22
Granted	5,195	$38.48
Exercised	(94,677)	$31.18
Forfeited	(20,279)	$33.78
Outstanding at November 30, 2018	224,001	$28.20
Granted	5,946	$36.99
Exercised	(32,337)	$28.57
Forfeited	(7,788)	$32.62
Outstanding at November 30, 2019	189,822	$28.23
Granted	111,258	$45.72
Exercised	(54,930)	$28.58
Outstanding at November 30, 2020	246,150	$36.06

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	November 30, 2020	Exercise Price	(in years)	Value
$23.00 - $28.00	106,304	$26.80	5.3	$4,726
$28.00 - $32.00	16,616	$30.08	4.4	684
$32.00 - $47.00	123,230	$44.84	9.1	3,255
	246,150	$36.06	7.1	$8,665

Vested options	99,980	$28.49	5.3	$4,276

Accumulated Other Comprehensive Income (Loss)

AOCI for the unrealized gain (loss) on cash flow hedges for fiscal 2020, fiscal 2019 and fiscal 2018, is comprised of the following:

Balance at November 30, 2017	$(284)
Other comprehensive income before reclassifications	2,242
Amounts reclassified	473
Adoption of ASU No. 2018-02 - reclassification of deferred taxes to retained earnings	(36)
Net activity for other comprehensive loss	2,679
Balance at November 30, 2018	2,395
Other comprehensive loss before reclassifications	(5,560)
Amounts reclassified	24
Net activity for other comprehensive income	(5,536)
Balance at November 30, 2019	(3,141)
Other comprehensive income before reclassifications	(6,348)
Amounts reclassified	1,438
Net activity for other comprehensive loss	(4,910)
Balance at November 30, 2020	$(8,051)

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Changes in AOCI are as follows:

	For the Fiscal Years Ended
	November 30, 2020			November 30, 2019			November 30, 2018
		Tax			Tax			Tax
		(Expense)			(Expense)			(Expense)
	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax	Pre-Tax	Benefit	Net-of-Tax
Reclassification included in net (loss) income:
Loss on cash flow hedges (interest expense)	$1,438	$—	$1,438	$32	$(8)	$24	$636	$(163)	$473

Change in other comprehensive loss:
Decrease (increase) in fair value of INDUS’s cash flow hedges	(6,348)	—	(6,348)	(7,154)	1,594	(5,560)	2,876	(634)	2,242

Total other comprehensive (loss) income	$(4,910)	$—	$(4,910)	$(7,122)	$1,586	$(5,536)	$3,512	$(797)	$2,715

See Notes 1, 3 and 8 for additional information on cash flow hedges.

Cash Dividends

There were no cash dividends declared in fiscal 2020. In fiscal 2019 and fiscal 2018, INDUS declared annual cash dividends of $0.50 and $0.45 per common share, respectively, which were paid in the first quarters of fiscal 2020 and fiscal 2019, respectively.

As discussed above (see Note 1), INDUS announced the E&P Distribution. The E&P Distribution will be $11,250 or $1.99 per share payable to holders of record as of January 22, 2021. Subject to the stockholder elections described below, the E&P Distribution will be a special dividend payable in a combination of cash and shares of Common Stock with a total amount of cash payable to stockholders of $3,398, equating to $0.60 per share. Stockholders of record as of January 22, 2021 have been provided with election materials to elect, subject to certain limitations, to receive the E&P Distribution either in cash, shares of Common Stock or a fixed combination of cash and shares of Common Stock. The E&P Distribution is expected to be paid on March 8, 2021, following the solicitation period. The Common Stock component of the E&P Distribution will be based on the Company’s two-day volume weighted average price on February 25, 2021 and February 26, 2021. Going forward, INDUS expects to begin making regular quarterly dividend payments, commencing with the quarter ending June 30, 2021.

Stock Repurchases

See Supplemental Cash Flow Information in Note 10 for information on Common Stock received in connection with the exercise of stock options.

9. Leases

As lessor, all of INDUS’s leases with its tenants were classified as operating leases under previous guidance and remained operating leases upon the adoption of ASC 842, therefore, as a lessor there was no significant impact upon adoption. The Company’s rental revenue reflects the leasing of industrial/logistics and, to a lesser extent, office/flex space and certain land parcels. INDUS does not have any variable payment leases with its tenants.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The following is a schedule of minimum future cash rentals on tenant operating leases in effect as of November 30, 2020. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes real estate taxes and property operating expense reimbursements:

2021	$27,493
2022	24,236
2023	21,171
2024	18,644
2025	16,085
Later years	26,677
$134,306

Effective October 1, 2016, INDUS entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to the Company. The New York Office Lease was approved by the Audit Committee of INDUS’s Board of Directors and the lease rates under the sublease were at market rate at the time the sublease was signed.

Upon adoption of ASC 842 on December 1, 2019, INDUS, as lessee, recognized two ROU assets aggregating $858 and lease liabilities aggregating $858 for operating leases it had previously entered into, the New York Office Lease and a lease for office equipment. The Company adopted the practical expedient for not separating lease components from non-lease components. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on INDUS’s consolidated balance sheet. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. These lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors, therefore, INDUS utilized its incremental borrowing rate of 3.5% at the time of adoption in order to discount lease payments to present value. These lease agreements do not contain any significant residual value guarantees or restrictive covenants. The lease costs are allocated over the remaining lease terms on a straight-line basis.

Total rental expense for all operating leases, as lessee, in fiscal 2020, fiscal 2019 and fiscal 2018 was $159, $146 and $149, respectively. The weighted average remaining lease term for INDUS’s operating leases as of November 30, 2020, was 5.9 years.

Maturities of lease liabilities as of November 30, 2020 are as follows:

Fiscal 2021	$136
Fiscal 2022	143
Fiscal 2023	141
Fiscal 2024	140
Fiscal 2025	140
Thereafter	129
Total undiscounted payments	829
Less: imputed interest	(81)
Present value of minimum lease payments	$748

10. Supplemental Financial Statement Information

Investments - Held-to-Maturity Securities

At November 30, 2020, INDUS did not have any short-term investments. At November 30, 2019, INDUS’s short-term investments of $1,011 consisted of repurchase agreements accounted for as held-to-maturity securities under

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

ASC 320 on its consolidated balance sheet. The repurchase agreements were with Webster Bank and were collateralized by securities issued by the United States Government or its sponsored agencies. The repurchase agreements were carried at their resell amounts, which approximated fair value due to their short-term nature.

Other Assets

INDUS's other assets are comprised of the following:

	Nov. 30, 2020	Nov. 30, 2019
Deferred rent receivable	$6,610	$5,740
Deferred leasing costs, net	5,453	4,468
Prepaid expenses	3,206	2,926
Intangible assets, net	2,170	1,907
Proceeds from sales of real estate assets held in escrow	1,993	—
Deposits	1,078	234
Right-of-use assets	716	—
Accounts receivable (primarily leases)	499	904
Mortgage escrows	491	515
Registration statement costs	281	281
Furniture, fixtures and equipment, net	183	193
Deferred financing costs related to revolving lines of credit	180	256
Other	285	154
Total other assets	$23,145	$17,578

INDUS’s intangible assets relate to the acquisition of several industrial/logistics buildings and consist of the values of in-place leases and the associated relationships with tenants. Intangible assets are shown net of amortization of $2,156 and $1,578 as of November 30, 2020 and November 30, 2019, respectively.

Amortization expense of intangible assets is as follows:

	For the Fiscal Years Ended
	Nov. 30, 2020	Nov. 30, 2019	Nov. 30, 2018
Amortization expense	$578	$307	$296

Estimated amortization expense of intangible assets over each of the next five fiscal years is:

2021	$535
2022	377
2023	331
2024	331
2025	248

Deferred leasing costs, net, reflected accumulated amortization of $7,359 and $6,699 as of November 30, 2020 and November 30, 2019, respectively. Amortization expense related to deferred leasing costs in fiscal 2020, fiscal 2019 and fiscal 2018 was $1,074, $998 and $1,159, respectively. Furniture, fixtures and equipment, net, reflected accumulated depreciation of $1,065 and $992 as of November 30, 2020 and November 30, 2019, respectively. Total depreciation expense related to furniture, fixtures and equipment in fiscal 2020, fiscal 2019 and fiscal 2018 was $82, $80 and $96, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accounts Payable and Accrued Liabilities

INDUS's accounts payable and accrued liabilities are comprised of the following:

	Nov. 30, 2020	Nov. 30, 2019
Accrued salaries, wages and other compensation	$1,130	$863
Trade payables	914	295
Accrued interest payable	584	568
Accrued construction costs and retainage	439	1,849
Accrued lease commissions	269	223
Other	756	520
Total accounts payable and accrued liabilities	$4,092	$4,318

Other Liabilities

INDUS's other liabilities are comprised of the following:

	Nov. 30, 2020	Nov. 30, 2019
Interest rate swap liabilities	$8,962	$4,052
Deferred compensation plan	4,170	5,593
Prepaid rent from tenants	1,435	1,013
Lease liabilities	748	—
Intangible liability, net	705	—
Security deposits of tenants	690	538
Contingent value rights liability	681	—
Conditional asset retirement obligations	161	171
Other	100	142
Total other liabilities	$17,652	$11,509

Supplemental Cash Flow Information

INDUS maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees (see below). In fiscal 2020, the liability for the Deferred Compensation Plan was reduced by $1,927 for a payment made to Frederick M. Danziger, INDUS’s former Executive Chairman, as a result of his retirement in fiscal 2019. Noncash expense related to the Deferred Compensation Plan in fiscal 2020, fiscal 2019 and fiscal 2018 was $469, $376 and $23, respectively.

In fiscal 2020, fiscal 2019 and fiscal 2018, INDUS received 24,893, 22,390 and 30,039 shares, respectively, of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in increases in treasury stock of $1,358, $846 and $1,189 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and did not affect the Company’s cash.

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $1,410 in fiscal 2020 and increased by $1,017 in fiscal 2019.

INDUS received a tax refund in fiscal 2020 of $202 related to alternative minimum taxes paid in prior years. The Company did not receive any income tax refunds in fiscal 2019 or fiscal 2018. Interest payments in fiscal 2020, fiscal 2019 and fiscal 2018 were $6,935, $6,402 and $6,041, respectively, including capitalized interest of $114, $351 and $352 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Savings Plan

INDUS maintains the INDUS Realty Trust, Inc. 401(k) Savings Plan (the “INDUS Savings Plan”) for its employees, a defined contribution plan whereby INDUS matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. The Company’s contributions to the INDUS Savings Plan in fiscal 2020, fiscal 2019 and fiscal 2018 were $69, $68 and $65, respectively.

Deferred Compensation Plan

The Company maintains the “Deferred Compensation Plan” for certain of its employees who, due to IRC regulations, cannot take full advantage of the INDUS Savings Plan. The Company’s liability under its Deferred Compensation Plan at November 30, 2020 and 2019 was $4,170 and $5,593, respectively. These amounts are included in other liabilities on INDUS’s consolidated balance sheets. The expense for the Company’s matching benefit to the Deferred Compensation Plan in fiscal 2020, fiscal 2019 and fiscal 2018 was $11, $11 and $12, respectively. In fiscal 2020, the liability for the Deferred Compensation Plan was reduced by $1,927 (see above) for payment made to INDUS’s former Executive Chairman upon his retirement in fiscal 2019.

The Deferred Compensation Plan is unfunded, with benefits to be paid from INDUS’s assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, the Company’s matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants’ accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants and included in general and administrative expenses on INDUS’s consolidated statements of operations.

11. Commitments and Contingencies

As of November 30, 2020, INDUS had committed purchase obligations of approximately $7,946, principally related to the construction of an approximately 103,000 square foot industrial/logistics building in the Lehigh Valley of Pennsylvania, as well as improvements of its real estate assets.

On December 10, 2019, INDUS entered into an Option Purchase Agreement (the “East Granby/Windsor Option Agreement”) whereby the Company granted the buyer an exclusive one year option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. Subsequent to November 30, 2020, the buyer paid an option fee of $60 to extend its option period through December 10, 2021. The buyer may extend the option period for another two years upon payment of additional option fees. The purchase price has a range of a minimum of $6,000 to a maximum of $7,950 based upon the projected amount of electricity to be generated from the site. The land subject to the East Granby/Windsor Option Agreement is undeveloped and does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process to sell the solar power generated on the land and obtaining local and state approvals for that planned use of the land. There is no guarantee that the sale of land as contemplated under the East Granby/Windsor Option Agreement will be completed under its current terms, or at all.

On February 3, 2020, INDUS entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres (the “Meadowood Land”) of the Company’s approved but unbuilt residential development, Meadowood, in Simsbury, Connecticut. For a minimal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby the Company would receive net proceeds of approximately $5,400, if the purchase option is exercised. The Meadowood Option Agreement grants the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option and acquire the Meadowood Land. On February 3, 2021, the Conservation Organization exercised its six months extension. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the satisfactory outcome of due diligence and the Conservation Organization securing

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

funding from several public and private sources to acquire the Meadowood Land. There is no guarantee that a sale of the Meadowood Land will be completed under the current terms of the Meadowood Option Agreement, or at all.

On June 24, 2020, INDUS entered into a Purchase and Sale Agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3,100, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley of Pennsylvania. On August 27, 2020, INDUS entered into a Purchase and Sale Agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1,100, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including the Company obtaining all governmental approvals for its planned development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. There is no guarantee that the land acquisitions as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be completed under their current terms, or at all.

On July 17, 2020, INDUS entered into a Purchase and Sale Agreement (the “Orlando Purchase Agreement”) to acquire, for a purchase price of $5,250, an approximately 14 acre parcel of undeveloped land in Orlando, Florida. Closing on the land acquisition contemplated under the Orlando Purchase Agreement is subject to significant contingencies, including the Company obtaining all governmental approvals for its planned development of two industrial/logistics buildings totaling approximately 195,000 square feet on the land parcel that would be acquired. There is no guarantee that the land acquisition as contemplated under the Orlando Purchase Agreement will be completed under its current terms, or at all.

On November 24, 2020 (subsequently amended on January 12, 2021 and February 5, 2021), INDUS entered into a Land Sale Agreement (the “Stratton Agreement”) to sell, for a purchase price of $900, its remaining sixteen lots in its residential subdivision in Suffield, Connecticut called Stratton Farms. The Stratton Agreement, as amended, provides for the sale to take place in two phases: (i) nine lots will be sold for a purchase price of $525, before transaction costs, with the closing expected to take place on or before February 19, 2021; and (ii) seven lots will be sold for a purchase price of $375, before transaction costs, with the closing to take place on or before August 6, 2021. There is no guarantee that this transaction will be completed under its current terms, or at all.

From time to time, INDUS is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows.

12. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after November 30, 2020, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended November 30, 2020, other than the disclosures herein.

On February 10, 2021, INDUS entered into a Purchase and Sale Agreement to sell approximately 91 acres of undeveloped land in Southwick, Massachusetts (the “Southwick Land Sale”) for $5,250, before transaction costs. Completion of this transaction is subject to significant contingencies, including the buyer obtaining all necessary final permits from governmental authorities for its development plans for the site it would acquire. Given these contingencies, it is possible that the Southwick Land Sale will not be completed under its current terms, or at all.

See Note 11 for disclosure regarding entry into the Stratton Agreement.

See Notes 1 and 8 for disclosure of the subsequent event related to the E&P Distribution.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of INDUS Realty Trust, Inc. (formerly known as Griffin Industrial Realty, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INDUS Realty Trust, Inc. (formerly known as Griffin Industrial Realty, Inc.) and its subsidiaries (the Company) as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended November 30, 2020, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 18, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting: There have been no changes in INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of November 30, 2020, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of November 30, 2020, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Gordon F. DuGan	54	Chairman of the Board of Directors
Michael S. Gamzon	51	Director, President and Chief Executive Officer
David R. Bechtel	53	Director
Edgar M. Cullman, Jr.	74	Director
Frederick M. Danziger	80	Director
Jonathan P. May	54	Director
Molly J. North	45	Director
Amy Rose Silverman	54	Director
Albert H. Small, Jr.	64	Director
Ardevan Yaghoubi	31	Director
Scott Bosco	54	Senior Vice President of Construction and Development, INDUS Realty, LLC
Anthony J. Galici	63	Executive Vice President, Chief Financial Officer and Secretary
Thomas M. Lescalleet	58	Executive Vice President, INDUS Realty, LLC

The Company’s directors are each elected for a term of one year.

Gordon F. DuGan has been a Director and Chairman of the Board of Directors of INDUS since March 2020. Mr. DuGan has been Co-Founder and Executive Chairman of Blackbrook Capital Limited, a European-focused property investor specializing in sale-leasebacks and build-to-suit investments in industrial assets, since February 2020; Chief Executive Officer of Gramercy Property Trust, a REIT focused on industrial real estate, from June 2012 to October 2018; Chief Executive Officer of W.P. Carey & Co. (NYSE: WPC), one of the largest net lease REITs in the United States, from 2005 to 2010; and Chairman of GreenAcreage Real Estate Corp., a REIT that provides sale-leaseback and construction financing to companies operating in the cannabis industry, since June 2019. Mr. DuGan brings to the Board extensive experience and knowledge with respect to the industrial real estate sector and the capital markets.

Michael S. Gamzon is a Director and the President and Chief Executive Officer of INDUS. Mr. Gamzon was appointed as a Director in January 2016. Mr. Gamzon succeeded Mr. Danziger as the Company’s Chief Executive Officer in January 2016 and has been President of INDUS since May 2012. Mr. Gamzon was the Chief Operating Officer of INDUS from September 2010 to January 2016; Executive Vice President from September 2010 to May 2012; and was a Vice President of INDUS from January 2008 through August 2010. Mr. Gamzon was an investment analyst with Alson Capital Partners, LLC from April 2005 until January 2008 and an investment analyst with Cobalt Capital Management, LLC from March 2002 until March 2005. Mr. Gamzon is the son-in-law of Mr. Danziger. Mr. Gamzon’s experience and knowledge with respect to real estate activities in his capacity as an executive of INDUS provides a unique perspective to the Board.

Frederick M. Danziger has been a Director since 1997. He was Chairman of the Board of Directors of INDUS from June 2019 through March 2020 and, prior to resigning as an employee of the Company, Executive Chairman of the Board of Directors from 2016 through June 2019; Chairman of the Board of Directors and Chief Executive Officer of the Company from May 2012 through December 2015; President and Chief Executive Officer of the Company from April 1997 through May 2012. Mr. Danziger also is a Director of Monro, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father-in-law of Mr. Gamzon and the brother-in-law of Mr. Cullman, Jr. Mr. Danziger’s background as a lawyer, his knowledge and experience as the former President and Chief Executive Officer of INDUS and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

David R. Bechtel has been a Director of INDUS since May 2016. Mr. Bechtel has served as founder and managing member of Outpost Capital Management LLC since 2001 and founder and manager of GP Management LLC since 2011. Mr. Bechtel previously served as a principal of Barrow Street Holdings LLC from 2012 through May 2020. Mr. Bechtel has many years of general business experience and expertise as a managing member, principal, and head of finance of financial services and natural resource companies.

Edgar M. Cullman, Jr. has been a Director of INDUS since May 2015. Mr. Cullman, Jr. has been a managing member of Culbro LLC, a private equity investment firm, since 2005 and was previously the President and Chief Executive Officer of General Cigar Holdings from 1996 through April 2005. Mr. Cullman, Jr. is the brother-in-law of Frederick M. Danziger. Mr. Cullman, Jr. has many years of general business experience and expertise as an executive of a public company. Mr. Cullman, Jr. is familiar with the Company’s real estate business from his experience as President and Chief Executive Officer of Culbro when the Company’s real estate operations were part of Culbro prior to the spinoff of INDUS from Culbro in 1997.

Jonathan P. May has been a Director of INDUS since September 2012. Mr. May is the founder and has been the co-managing partner of Floresta Ventures, LLC, an advisory firm to restaurant and retail companies, since March 2016, and the Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company), a private company that is a leading provider of carbon reduction programs for corporations, since September 2015. Previously, Mr. May was the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 to September 2015. Mr. May was the founder and managing director of Catalytic Capital, LLC from 2004 to 2008. Mr. May is a Director of Columbia Care, Inc., a Canadian public company. Mr. May has significant general business experience, finance experience, and expertise as an executive.

Molly North has been a Director of INDUS since March 2020. Ms. North has been President & Chief Executive Officer of Al. Neyer Corporation (“Al. Neyer”), a real estate development firm, since April 2015; prior to which she served as Chief Financial Officer of Al. Neyer from July 2012 through March 2015, and in various management and officer roles at Al. Neyer from April 2007 through June 2012. Ms. North also served in various sales and finance roles at Fifth Third Bank from November 2001 through May 2007; and in the assurance group with Ernst & Young LLP from December 1997 through September 2001. Ms. North’s background in banking and finance combined with her background in commercial real estate development and experience with a design-build construction firm that focuses on select geographical markets provides a unique insight to the Board.

Amy Rose Silverman has been a Director of INDUS since May 2019. Ms. Rose is the President and Chief Executive Officer of Rose Associates, a real estate and property management firm, since December 2017, prior to which she was Co-President of Rose Associates since 2008. Ms. Rose is a recognized expert on residential real estate in New York City, is a frequent speaker at premier professional conferences and participates as a guest lecturer at The NYU Schack Institute of Real Estate and Columbia Business School. Ms. Rose has significant experience in design, construction, leasing and management of premier high-rise and mixed-use residential buildings that gives her unique insights into the Company’s challenges, opportunities and operations.

Albert H. Small, Jr. has been a Director of INDUS since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. Since March 2008, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is also a Director of United Bankshares, Inc. Mr. Small, Jr. has significant experience in real estate development and management that gives him unique insights into the Company’s challenges, opportunities and operations.

Ardevan Yaghoubi has been a Director of INDUS since August 2020. Mr. Yaghoubi has served as a Principal at Conversant Capital LLC, a New York-based investment advisor, since February 2020. Previously, he was the founder of Heathcote Capital Partners, an opportunistic real estate investment firm from April 2018 until January 2020 and a Vice President at Trise Development, a privately-owned real estate development firm, from 2015 until April 2018.

Mr. Yaghoubi currently serves on the board of directors of Quinn Residences, a private single-family rental company active in the Southeast U.S. Mr. Yaghoubi holds an A.B. with Honors from the University of Chicago, a Master of Studies from Oxford University, and was a Fulbright Scholar.

Scott Bosco has been the Senior Vice President of Construction and Development of INDUS Realty, LLC (formerly known as Griffin Industrial, LLC), a subsidiary of INDUS, since November 2020. From July 2005 through November 2020, Mr. Bosco was the Vice President of Construction and Development of INDUS Realty, LLC.

Anthony J. Galici has been an Executive Vice President, Chief Financial Officer and Secretary of INDUS since November 2020. From April 1997 through November 2020, Mr. Galici was a Vice President, Chief Financial Officer and Secretary of INDUS.

Thomas M. Lescalleet has been an Executive Vice President of INDUS Realty, LLC, a subsidiary of INDUS, since November 2020. From March 2002 through November 2020, Mr. Lescalleet was a Senior Vice President of INDUS Realty, LLC.

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, which is available on its website at www.indusrt.com in the “Investors” section under “Corporate Governance.” The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on its website at the address and location specified above.

Audit Committee

The Company’s Audit Committee consists of David R. Bechtel, Jonathan P. May and Molly North with Mr. Bechtel serving as Chairman. The Audit Committee meets the Nasdaq composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of Nasdaq and the rules of the U. S. Securities and Exchange Commission (“SEC”) regarding audit committee membership. In addition, both Mr. Bechtel and Ms. North qualify as a financially sophisticated Audit Committee member under the Nasdaq rules based on their employment experience in finance, respectively. None of the members of the Audit Committee is considered a financial expert as defined by Item 407(d)(5) of Regulation S-K of the Securities and Exchange Act of 1934 (an “audit committee financial expert”). INDUS does not have an audit committee financial expert because it believes the members of its Audit Committee have sufficient financial expertise and experience to provide effective oversight of the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements in accordance with generally accepted accounting principles and Nasdaq rules. In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner in a public accounting firm who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies as a consultant to assist the Audit Committee to fulfill its responsibilities. The Audit Committee believes that this type of engagement provides it with additional expertise comparable to what would be provided by an audit committee financial expert.

The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by the Company’s independent registered public accountants and related matters pertaining to the preparation and examination of the Company’s financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee held four meetings in fiscal 2020.

Board of Directors’ Role in Oversight of Risk

Management is responsible for the Company’s day-to-day risk management activities and the Board’s role is to engage in informed risk oversight. In fulfilling this oversight role, the Company’s Board of Directors focuses on understanding the nature of the Company’s enterprise risks, including operations, strategic direction and cybersecurity, as well as the adequacy of the Company’s overall risk management system. There are a number of ways the Board performs this function, including the following:

●	at its regularly scheduled meetings, the Board receives management updates on the Company’s business operations, financial results and strategy, and discusses risks related to its business including cybersecurity threats and how those threats are managed;
●	the Audit Committee assists the Board in its oversight of risk management by discussing with management, particularly the Chief Executive Officer and the Chief Financial Officer, The Company’s major risk exposures and the steps management has taken to monitor and control such exposures; and
●	through management updates and committee reports, the Board monitors the Company’s risk management activities, including the risk management process, risks relating to the Company’s compensation programs, and financial and operational risks being managed by the Company.

The Board does not believe that its role in the oversight of the Company’s risk affects the Board’s leadership structure.

Compensation Risk

The Compensation Committee reviews compensation policies and practices affecting employees in addition to those applicable to executive officers. The Compensation Committee has determined that it is not reasonably likely that the Company’s compensation policies and practices for its employees would have a material adverse effect on the Company.

Nominating Committee

The Company’s Nominating Committee consists of David R. Bechtel, Jonathan P. May, Molly North, Amy Rose Silverman and Albert H. Small, Jr. with Mr. May serving as Chairman. All five members of the Nominating Committee are independent directors under the applicable Nasdaq rules. The Nominating Committee reviews candidates for appointment to the INDUS Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating Committee will also consider suggestions from stockholders for nominees for election as directors. The Nominating Committee does not have a policy on the consideration of director nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of INDUS in accordance with the procedures in the Company’s Amended and Restated By-Laws for stockholder nominations of directors to permit the Nominating Committee to complete its review in a timely fashion. The Nominating Committee operates under a written charter, which is publicly available in the “Corporate Governance” section of the “Investors” section of the Company’s website located at www.indusrt.com. The Nominating Committee held one meeting in fiscal 2020.

Board Diversity; Selection and Evaluation of Director Candidates

The Board seeks to ensure that a majority of its members are independent within the Nasdaq listing standards. In evaluating the desired skills and characteristics of prospective Board members, the Nominating Committee values diversity, including profession, geography, gender, ethnicity, skills and experience.  When the Nominating Committee evaluates prospective Board members, it will include diversity, in its broadest sense, within the context of the composition of the Board as a whole, and it will assess the effectiveness of this policy as part of its annual self-evaluation. The Nominating Committee shall select prospective Board members with personal and professional integrity, who have demonstrated appropriate ability and judgment and who the Nominating Committee believes will be effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of the Company and its stockholders. In addition, directors must be committed to devoting the time and effort necessary to be responsible and productive members of the Board.

Board Leadership Structure

INDUS’s current Chairman of the Board is Gordon F. Dugan. Since January 2016, the positions of Chairman of the Board and Chief Executive Officer have been held by separate individuals. Although the Board has concluded that the Company and its stockholder are best served at this time by separating the roles of Chairman of the Board and Chief Executive Officer, the Board believes that there is no single, generally accepted approach to providing Board leadership, and that each of the possible leadership structures for a board must be considered in the context of the individuals involved and the specific circumstances facing a company at any given time. Accordingly, the optimal board leadership structure for the Company may vary as circumstances change.

Communication with the Board of Directors or Nominating Committee

Stockholders who wish to communicate with the Board of Directors or the Nominating Committee should address their communications to Jonathan P. May, Chairman of the Nominating Committee, via first class mail, at INDUS Realty Trust, Inc., 641 Lexington Avenue, 26th Floor, New York, New York, 10022. Such communication will be distributed to the specific director(s) requested by the stockholders, or if generally to the Board of Directors, to other members of the Board of Directors as may be appropriate depending on the material outlined in the stockholder communication.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for the Company’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. The Company’s named executive officers (the “Named Executive Officers”) for the fiscal year ended November 30, 2020 were as follows:

Michael S. Gamzon	Director, President and Chief Executive Officer (“CEO”) of INDUS
Anthony J. Galici	Executive Vice President, Chief Financial Officer ("CFO") and Secretary of INDUS
Thomas M. Lescalleet	Executive Vice President, INDUS Realty, LLC

Summary Compensation Table

The following table presents information regarding compensation of each of the Company’s Named Executive Officers for services rendered during fiscal years 2020, 2019 and 2018:

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Michael S. Gamzon	2020	$545,098	$50,000	$—	$174,200	$16,633	(1)	$785,931
President and Chief	2019	$531,700	$—	$—	$140,510	$16,209		$688,419
Executive Officer of INDUS	2018	$519,038	$—	$—	$118,580	$15,785		$653,403

Anthony J. Galici	2020	$322,780	$25,000	$—	$87,100	$18,135	(2)	$453,015
Executive Vice President, Chief	2019	$314,930	$—	$—	$70,828	$17,877		$403,635
Financial Officer and Secretary	2018	$307,423	$—	$—	$59,852	$17,648		$384,923
of INDUS

Thomas M. Lescalleet	2020	$282,407	$—	$—	$195,000	$12,048	(3)	$489,455
Executive Vice President,	2019	$275,545	$—	$—	$158,851	$11,822		$446,218
INDUS Realty, LLC	2018	$268,974	$—	$—	$147,225	$11,622		$427,821
(1)	Represents life insurance premium of $272, matching contributions related to the INDUS 401(k) Savings Plan of $7,521 and matching contributions related to the Deferred Compensation Plan of $8,840.

(2)	Represents life insurance premium of $446, matching contributions related to the INDUS 401(k) Savings Plan of $8,475, matching contributions related to the Deferred Compensation Plan of $1,214 and an automobile allowance of $8,000. The automobile allowance will be discontinued in 2021.
(3)	Represents life insurance premium of $272, matching contributions related to the INDUS 401(k) Savings Plan of $8,476 and a medical insurance allowance of $3,300. The medical insurance allowance will be discontinued in 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information with respect to each unexercised stock option held by the Company’s Named Executive Officers as of November 30, 2020. There were no other outstanding equity awards as of November 30, 2020.

Option Awards (1)
					Value of	Value of
	Number of	Number of			Unexercised	Unexercised
	Securities	Securities			In-the-Money	In-the-Money
	Underlying	Underlying			Options at	Options at
	Unexercised	Unexercised	Option		Fiscal Year	Fiscal Year
	Options	Options	Exercise	Option	End (2)	End (2)
	(#)	(#)	Price	Expiration	($)	($)
Name	Exercisable	Unexercisable	($)	Date	Exercisable	Unexercisable
Michael S. Gamzon	36,666	18,334	$26.89	5/13/2026	$1,626,870	$813,480

Anthony J. Galici	8,333	4,167	$26.89	5/13/2026	$369,735	$184,890

Thomas M. Lescalleet	8,333	4,167	$26.89	5/13/2026	$369,735	$184,890
(1)	Stock options issued to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant (which is ten years prior to the applicable option expiration date).
(2)	The amounts presented in these columns have been calculated based upon the difference between the fair market value of $71.26 per share (the closing price of the Company’s common stock on November 30, 2020) and the exercise price of each stock option.

Narrative to Summary Compensation Table and Additional Narrative Disclosure

INDUS, under the direction of the Compensation Committee, designed its 2020 compensation program to attract and retain its executive officers, directly link pay to performance, and build value for stockholders. The narrative below describes the material elements of compensation disclosed in the Summary Compensation Table above.

Base Salary

INDUS pays base salaries to its Named Executive Officers to recognize the fundamental market value for the individual’s skills and experience based on the responsibilities of their respective position. The Compensation Committee seeks to provide its executive officers with base salaries that are commensurate with their professional status, responsibilities, accomplishments and external compensation data. The base salaries are reviewed annually by the Compensation Committee and are adjusted from time to time to recognize competitive market data based on the Company’s peer groups, the officer’s level of responsibility, outstanding individual performance, promotions and internal equity considerations. The annual base salary of the CEO was determined by the Compensation Committee. The annual base salaries of Mr. Galici and Mr. Lescalleet were determined by the CEO and approved by the Compensation Committee.

Annual Incentive Compensation Program

Each of the Named Executive Officers have an opportunity to earn annual cash incentive awards designed to reward annual corporate and individual performance based on pre-defined goals through participation in the INDUS Realty Trust, Inc. Incentive Compensation Plan for fiscal year 2020 (the “INDUS Incentive Plan”). Under the INDUS Incentive Plan, incentive compensation was awarded based on the achievement of certain specific performance measures in one or more of the following six components: (i) Adjusted Funds from Operations; (ii) Property Sales; (iii) Build-to-Suit Projects; (iv) Buildings Built on Speculation; (v) Leasing; and (vi) Acquisitions. Each Named Executive Officer is entitled to a specific percentage of each incentive compensation pool under the INDUS Incentive Plan based upon his responsibilities as determined by senior management and approved by the Compensation Committee. Additionally, the Compensation Committee retains the discretion to adjust incentive compensation awards to the Company’s employees. The Compensation Committee granted discretionary bonuses in an aggregate amount of $75,000 to certain of the Company’s Named Executive Officers for fiscal 2020. Messrs. Gamzon and Galici received discretionary bonus amounts of $50,000 and $25,000, respectively, reflecting their efforts related to the Company’s conversion to a REIT, completion of the private placement of common stock and the warrant, increased investor relations and recruitment of key personnel including the Chairman of the Board of Directors.

The maximum compensation amounts and amounts accrued under the INDUS Incentive Plan with respect to each performance measure for fiscal 2020, based on the level of achievement of each incentive plan component, and the amounts accrued under such plan for discretionary awards are shown in the following table. The amounts in the table below reflect performance against each incentive plan component (or, in the case of the discretionary awards, the determination of the Compensation Committee).

	Maximum Aggregate	Amount Earned
	Amount of Incentive	Based on Actual Level
Incentive Plan Component	Plan Component	of Achievement
Adjusted Funds from Operations	$656,250	$529,155
Property Sales	250,000	209,523
Build-to-Suit Projects	300,000	—
Buildings Built on Speculation	300,000	—
Leasing	180,000	220,000	(1)
Acquisitions	200,000	—
Discretionary Awards	—	86,000
	$1,886,250	$1,044,678

(1) The Amount Earned Based on Actual Level of Achievement was increased by $40,000 for the Leasing Incentive Plan Component because actual results were substantially greater than planned.

The aggregate amount of $1,044,678 earned under the INDUS Incentive Plan is not expected to be fully allocated and paid to the Company’s employees for fiscal 2020. Incentive compensation for fiscal 2020 of approximately $990,400 was paid to the Company’s employees under such plan, with $531,300 of such amount paid to Named Executive Officers. Such payments to the Named Executive Officers will be based on the specific percentages of each incentive compensation pool as per the INDUS Incentive Plan, plus the specifically allocated discretionary bonuses for Messrs. Gamzon and Galici noted above.

Equity Compensation

No stock options or other equity compensation was awarded to any of the Named Executive Officers or to any employee of the Company in fiscal 2020. The currently outstanding stock options held by the Named Executive Officers vest in equal installments on the third, fourth and fifth anniversaries from the date of grant, subject to acceleration of vesting as set forth below.

While the Company was not a party to any employment, change in control or other agreement with any Named Executive Officers, pursuant to the 2009 Stock Option Plan, if option grants are assumed by a successor corporation (or a parent or subsidiary thereof) in connection with a change in control, the vesting of such grants will be accelerated upon termination of a Named Executive Officer’s employment upon or within twelve months following such change in control. As of November 30, 2020, the closing market price of $71.26 per share of the Company’s common stock exceeded the exercise price for all of the outstanding options held by Named Executive Officers and the aggregate value of all unvested options held by the Named Executive Officers (based on the excess of the November 30, 2020 closing price of the Company’s common stock over the exercise price) was $1,183,260. The individual awards for each Named

Executive Officer and the values thereof are set forth in the table in the Outstanding Equity Awards at Fiscal Year-End section above.

Deferred Compensation

The Company maintains a Deferred Compensation Plan for certain of its employees, including the Named Executive Officers, who, due to Internal Revenue Service regulations, cannot take full advantage of the INDUS 401(k) Savings Plan (the “401(k) Plan”). A portion of an eligible employee’s salary may be deferred under the Deferred Compensation Plan. The investment options in the Deferred Compensation Plan currently mirror those of the 401(k) Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from the Company’s assets. Performance results of an employee’s balance in the Deferred Compensation Plan are based on the returns of the mutual funds and one common collective trust fund that may be selected by the employee as if the amounts deferred were invested in the selected mutual funds and the common collective trust fund. Distributions from the Deferred Compensation Plan generally may occur at termination of employment, change in control and/or at the time of qualifying hardship events. Participants of the Company’s Deferred Compensation Plan may elect to have their balances paid out in a lump sum or annual installments upon termination of employment or a change in control of the Company. The Company’s contributions to the Deferred Compensation Plan for Messrs. Gamzon and Galici were $8,840 and $1,214, respectively, and are included in the “All Other Compensation” column of the Summary Compensation Table. Mr. Lescalleet did not contribute to the Deferred Compensation Plan in fiscal 2020. No earnings from the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table.

Other Compensation Programs and Policies

Retirement Plans. INDUS sponsors the 401(k) Plan, pursuant to which certain employees, including the Named Executive Officers, are eligible to participate. The Company makes matching contributions of 50% of the eligible employee’s contributions (limited to 10% of compensation as defined by the 401(k) Plan) and may also make annual discretionary contributions. For 2020, the Company made a discretionary contribution to each participant equal to 5.0% of each participant’s compensation. Each Named Executive Officer receives the same percentages of Company contributions as the other 401(k) plan participants.

Perquisites and Other Benefits. The Compensation Committee annually reviews the perquisites that senior management receive. The Named Executive Officers participate in the Company’s medical insurance and life insurance plans on the same terms as other officers. INDUS does not provide its executive officers reimbursement for country clubs, financial planning or other perquisites of a similar nature. Certain automobile and medical insurance allowances were provided to certain Named Executive Officers in fiscal 2020; however, such allowances have been discontinued for 2021.

Hedging and Pledging Policy. INDUS prohibits Company directors, officers and employees (and related persons and entities) from (i) engaging in any hedging or monetization transactions involving Company securities or from purchasing or selling any put or call option contract derivative contract or similar instrument with respect to Company securities and (ii) pledging Company securities as collateral for a loan or holding such shares in a margin account.

No Employment, Change in Control or Severance Agreements. As a matter of its business philosophy, INDUS generally does not enter into employment, change in control or severance agreements with its executive officers that are expected to obligate the Company to provide any material compensation or benefits in connection with a termination of employment, change in control or change in the Named Executive Officer’s responsibilities. Additionally, INDUS generally does not guarantee a certain amount of incentive compensation to its Executive Officers other than unique circumstance such as for new hires where the Company may guarantee a certain level of incentive compensation in the first year of service.

Advisory Vote on Executive Compensation

INDUS provides stockholders with a “say-on-pay” advisory vote on the Company’s compensation program for its Named Executive Officers on an annual basis. While the results of each of these votes is non-binding, INDUS believes that presenting this matter to its stockholders annually is an important means of obtaining investor feedback on its compensation policies. At INDUS’s 2020 Annual Meeting of Stockholders, approximately 99% of the votes cast in the vote on the compensation of the Company’s Named Executive Officers as disclosed in the proxy statement for that meeting were in favor of such compensation. As a result, the compensation of the Company’s Named Executive Officers was approved by stockholders on an advisory basis.

Updates for the 2021 Executive Compensation Program

The Compensation Committee considered the results of the Company’s say-on-pay advisory vote and, despite the high level of stockholder support in such vote, proactively has made a number of changes to further refine the Company’s executive compensation program for 2021 (the “2021 Executive Compensation Program”). A general summary of the 2021 Executive Compensation Program is discussed below.

Overview of 2021 Executive Compensation Program Philosophy and Objective

The 2021 Executive Compensation Program is designed to align further INDUS’s executive compensation with the long-term success of the Company and with stockholders’ interests and to tie a significant portion of each executive’s compensation to key business objectives. The 2021 Executive Compensation Program seeks to achieve balance between (i) fixed and variable compensation, so that a portion of executive compensation is subject to risk and tied to Company and individual performance; (ii) short-term and long-term incentives; and (iii) cash and equity.

To assist in evaluating its compensation practices, the Company engaged Frederic W. Cook & Co., Inc. (“FW Cook”), as its independent executive compensation adviser in fiscal 2020. FW Cook provided no other services to the Company in 2020.  FW Cook advised the Company on a range of compensation opportunities and provided comparative pay levels utilized by companies in the real estate business and those similar in size to INDUS.  FW Cook advised on base salary, target annual incentive bonus, target total cash compensation, target long-term incentives, and target total direct compensation.  In determining compensation opportunities for 2021, the Compensation Committee examined each component on both a stand-alone and aggregate basis. Using its business judgment, the Compensation Committee made its decisions based on comparative data, professional advice, each executive’s experience level, job performance, duties and responsibilities, the Company’s historical and expected performance and internal pay equity.

INDUS and the Compensation Committee considered evolving best practices in executive compensation and corporate governance and the following highlights key goals and elements included in the Company’s 2021 Executive Compensation Program:

1)	Align Pay for Performance: A substantial portion of compensation is not guaranteed and is linked to the achievement of key financial metrics.

2)	Balance Short Term and Long Term: INDUS’s incentive programs provide a balance of annual and longer-term incentives, including performance metrics that measure both absolute performance (for short-term incentives) and relative performance (total shareholder returns for long-term incentives).

3)	Cap the maximum payouts: INDUS established maximum amounts that may be earned under any award of performance-based compensation for its executives, typically set at or below the levels of comparable peers.

4)	Stock Ownership Guidelines: INDUS’s executive officers and directors are subject to stock ownership and retention guidelines as further described below.

5)	Clawback: INDUS has a policy that requires the reimbursement of certain incentive compensation in the event of a substantial restatement of our financial results caused by intentional misconduct by senior officers of the Company as further described below.

6)	Independent Compensation Consultant: INDUS’s Compensation Committee utilized an independent consultant to provide guidance on a variety of executive compensation matters for 2021.

7)	Independent Compensation Committee: INDUS’s Compensation Committee is comprised solely of independent directors.

Further, the following executive compensation policies were eliminated or avoided in 2021:

1)	No employment or severance agreements: INDUS does not have employment or severance agreements with any of its executive officers and does not guarantee annual salary increases to executive officers.

2)	No accelerated vesting upon termination. Restricted stock units under long-term equity incentives do not provide for accelerated vesting in the event of a termination of employment.

3)	No tax gross-ups and limited perquisites: INDUS does not provide any tax gross-ups for benefits or compensation received and its executive officers are provided with limited perquisites.

4)	No dividend equivalents on unvested restricted stock units: Restricted stock units do not receive dividend equivalents during the restricted period; accrued dividends are paid only to the extent the restricted stock units vest.

5)	No hedging or pledging of stock: INDUS’s executive officers and directors are expressly prohibited from entering into hedging or monetization transactions with respect to the Company’s securities and from holding the Company’s securities in margin accounts or otherwise pledging such securities.

6)	No re-pricings without stockholder approval. INDUS does not allow the re-pricing of equity awards granted under the 2020 Incentive Award Plan without the approval of stockholders.

Overview of Elements of 2021 Executive Compensation Program

Under the 2021 Executive Compensation Program, the total compensation opportunity for the Company’s Named Executive Officers in 2021 incorporates three primary components: base salary, an annual cash incentive award and a long-term equity incentive award.

Base Salary

Similar to fiscal 2020, base salaries (the fixed portion of compensation) are intended to recognize the fundamental market value for each Named Executive Officer’s skills and experience based on the responsibilities of his respective position. As part of its review of the Company’s 2021 Executive Compensation Program, the Compensation Committee and INDUS’s Chief Executive Officer agreed that a greater portion of the Chief Executive Officer’s total annual cash compensation should be “at risk” and tied to the Company’s performance.  As a result, the Chief Executive Officer’s base salary for 2021 was reduced to $475,000 from $546,500 in 2020.

Annual Incentive Compensation Program

For the 2021 Executive Compensation Program, the Compensation Committee established a target annual incentive award opportunity for each of the Company’s Named Executive Officers based on a review of his respective individual scope of responsibilities, experience, qualifications, individual performance and contributions to the Company.  The Compensation Committee set target annual cash incentive equal to a specified percentage of annual base salary. Each annual cash incentive award has a threshold, target and maximum goal based on corporate and individual metrics. If the threshold, target or maximum goal for a performance metric is achieved, then the performance metric will be deemed to be earned at 50%, 100% or 150%, respectively. Results below the threshold goal result in a zero payout and achievement at levels between the threshold and maximum goals are determined via linear interpolation. No more than 150% of the target award may be earned under the annual cash incentive plan.

Equity Compensation

Starting in 2021, the Compensation Committee will provide long-term incentive compensation through the grant of equity awards to INDUS’s executives on an annual basis. These equity awards are intended as incentive awards to the executives for the creation of value and corresponding growth in INDUS’s stock price over time and for employee retention.  Such long term equity incentive (“LTIP”) awards were granted as 50% restricted stock units (“RSUs”) and 50% performance stock units (“PSUs”). RSU awards granted to Named Executive Officers generally vest in equal annual installments on the first three anniversaries of the grant date, provided the Named Executive Officer remains employed with the Company on such vesting date.  PSU awards granted to Named Executive Officers generally vest after three years, if and to the extent certain performance goals are met, with up to 200% payout upon achievement of maximum performance.  The performance goals are based on the Company’s relative total stockholder return (“rTSR”) compared to two indices over a three-year measurement period.  The two indices are the NAREIT FTSE Industrial Index (as adjusted to exclude those companies principally focused on highly specialized end uses such as cold storage or the cannabis industry) and the MSCI REIT US Equity Index.

The Compensation Committee, in consultation with FW Cook, established the amount of the annual LTIP awards for the Company’s officers and employees.  The amount and terms of the LTIP Plan were based on studies of comparable companies’ plans taking into account size of company, market capitalization, industry and other factors.  Such annual amount may change in future periods.  For fiscal 2021, the Compensation Committee granted LTIP awards in an amount greater than what is expected to be the annual grant amounts because the last equity award granted to employees was in 2016 and the Company has had strong relative and absolute total stockholder returns on a one, three and five year basis.

Other Compensation Policies

In fiscal 2021, INDUS also implemented the following:

Clawback. INDUS has a policy that requires the reimbursement of incentive compensation in the event of a substantial restatement of its financial results caused by intentional misconduct by senior officers of the Company, including the Named Executive Officers. The Board reserves the right to review the incentive compensation received by the senior officers with respect to the period to which the restatement relates, recalculate the Company’s results for the period to which the restatement relates and seek reimbursement of that portion of the incentive compensation that was based on the misstated financial results from the senior officer or officers whose intentional misconduct was the cause of the restatement.

Stock Ownership Guidelines. INDUS has guidelines that requires ownership of the Company’s common stock by executive officers. Executive Officers are required to own Company stock with a market value of at least: (i) five times annual base salary for the Chief Executive Officer and (ii) two times annual base salary for Executive Vice Presidents. Directors and Executive Officers are required to retain 100% of stock granted, net of tax payments incurred from the award of such stock, until the multiple is achieved.

Director Compensation

The following table represents information regarding the compensation paid during fiscal 2020 to members of the Company’s Board of Directors who are not also employees (the “Non-Employee Directors”). The compensation paid to Mr. Gamzon is presented above in the Summary Compensation Table and the related narrative disclosure. Mr. Gamzon did not receive compensation related to his activity as a member of the Board of Directors. In accordance with the terms of an agreement between the Company and Mr. Yaghoubi, Mr. Yaghoubi will not receive any compensation, other than the customary reimbursement of expenses as applicable to all other Company directors in connection with serving on the Board.

	Fees
	Earned or		Option		All Other
	Paid in Cash		Awards		Compensation		Total
Name	($)		($)		$		($)
David R. Bechtel	$71,500		$11,484	(1)	$—		$82,984
Edgar M. Cullman, Jr.	$47,000		$11,484	(1)	$—		$58,484
Frederick M. Danziger	$49,555		$11,484	(1)	$—		$61,039
Gordon F. DuGan	$50,484	(2)	$29,341	(1)	$1,401,161	(4)	$1,480,986
Jonathan P. May	$69,000		$11,484	(1)	$—		$80,484
Molly J. North	$48,070	(3)	$29,341	(1)	$—		$77,411
Amy Rose Silverman	$58,500		$11,484	(1)	$—		$69,984
Albert H. Small, Jr.	$61,000		$11,484	(1)	$—		$72,484
Ardevan Yaghoubi	$—		$—		$—		$—
(1)	The amount shown for option awards reflects the grant date fair value of options granted in fiscal 2020 in consideration for each member’s services on the Board of Directors. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in Note 8 of the Notes to Consolidated Financial Statements.
(2)	Mr. DuGan was appointed to serve on the Board of Directors on March 3, 2020. The fees reported are for the period March 3 through November 30, 2020.
(3)	Ms. North was appointed to serve on the Board of Directors on March 3, 2020. The fees reported are for the period March 3 through November 30, 2020.
(4)	Mr. DuGan provided advisory services to the Company in fiscal 2020 and in consideration for such services, Mr. DuGan was awarded (a) an option to purchase 48,000 shares under the 2009 Stock Option Plan with a grant date fair value of $664,320 and (b) an option to purchase 52,000 shares under the INDUS Realty Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan with a grant date fair value of $736,841. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in Note 8 of the Notes to Consolidated Financial Statements.

The following table represents the number of outstanding and unexercised stock option awards held by each of the Non-Employee Directors as of November 30, 2020:

Number of
Shares
Subject to
Outstanding
Options
Director	as of 11/30/20
David R. Bechtel	6,771
Edgar M. Cullman, Jr.	7,919
Frederick M. Danziger	1,044
Gordon F. DuGan	102,497
Jonathan P. May	11,925
Molly J. North	2,497
Amy Rose Silverman	2,666
Albert H. Small, Jr.	10,055
Ardevan Yaghoubi	—

In 2020, Non-Employee Directors received a cash retainer fee of $35,000 per year. In addition, Non-Employee Directors receive meeting fees equal to $1,500 for each board meeting they attend and $1,000 for each committee meeting they attend. Further, certain members of the Board receive additional fees for service as Chairman of the Board of Directors or the chair or member of certain committees. Chairman of the Board of Directors (to the extent not an employee) receives an annual fee of $15,000. The Chairmen of the Audit and Compensation Committees each receive an annual fee of $10,000 per year. The Nominating Committee Chairman receives an annual fee of $5,000 per year. Audit and Compensation Committee members, excluding the Chairmen of such committees, each receive $5,000 per year for their service on those committees. Members of the Nominating Committee, excluding the Chairman, each receive $2,500 per year for their service on that committee. Annual fees are paid in quarterly installments. Upon the initial election of the two new Non-Employee Directors, Mr. DuGan and Ms. North, to the Board of Directors, each was granted an option exercisable for shares of common stock at an exercise price equal to the fair market value of a share of common stock at the time of the grant. The number of shares subject to options granted to the new Non-Employee Directors at the time of their initial election to the Board of Directors was equal to $60,000 divided by the fair market value per share of the Company’s common stock at the time of grant. The Company granted Mr. DuGan and Ms. North options exercisable for 1,453 shares of common stock at the time of their initial appointment to the Board of Directors. Stock options granted to Non-Employee Directors upon their initial election to the Board of Directors vest immediately upon issuance. Consistent with prior years, upon reelection, all Non-Employee Directors were also granted options exercisable for shares of common stock at an exercise price that was the fair market value of a share of common stock at the time of grant. The number of shares subject to each option granted to the Non-Employee Directors upon their reelection to the Board of Directors in 2020, was equal to $40,000 divided by the fair market value per share of the Company’s common stock at the time of grant. Stock options granted to Non-Employee Directors upon their re-election to the Board of Directors vest on the second anniversary of the date of grant. In 2020, the Company granted Messrs. Bechtel, Cullman, Jr., Danziger, DuGan, May, and Small, Jr. and Mses. North and Silverman each options exercisable for 1,044 shares of common stock upon their reelection to the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists the number of shares and options to purchase shares of common stock of the Company beneficially owned or held by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director; (iii) the Named Executive Officers; and (iv) all directors and executive officers of the Company, collectively. Unless otherwise indicated, information is provided as of January 31, 2021 and the address of all directors and executive officers is c/o INDUS Realty Trust, Inc., 641 Lexington Avenue, 26th Floor, New York, NY 10022.

	Shares
	Beneficially	Percent
Name and Address	Owned (1)	of Total
Cullman and Ernst Group (2)	2,321,255	40.7
Edgar M. Cullman, Jr. (2)	862,299	15.2
Frederick M. Danziger (2)	273,643	4.8
Michael S. Gamzon (2)	136,588	2.4
David R. Bechtel	5,740	*
Gordon F. DuGan	54,746	1.0
Jonathan P. May	9,800	*
Molly J. North	1,453	*
Amy Rose Silverman	1,622	*
Albert H. Small, Jr.	13,855	*
Ardevan Yaghoubi	-	-
Anthony J. Galici	36,326	*
Thomas M. Lescalleet	8,333	*
Scott Bosco	4,666	*
Gabelli Funds, LLC et al. (3)	1,449,847	25.6
Gabelli Funds, LLC
One Corporate Center
Rye, NY 10580
Conversant Capital LLC et al. (4)	508,356	9.0
Conversant Capital LLC
90 Park Avenue, 32nd Floor
New York, NY 10016
All directors and executive officers collectively, consisting of 13 persons (5)	1,409,071	24.5

*     Less than 1%

(1)	This information reflects the definition of beneficial ownership adopted by the SEC. Beneficial ownership reflects sole investment and voting power, unless otherwise indicated in the footnotes to this table. Where more than one person shares investment and voting power in the same shares, such shares may be shown more than once. Such shares are reflected only once, however, in the total for all directors and executive officers. The number of shares beneficially owned includes stock options granted pursuant to the INDUS Realty Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Plan”) and the INDUS Realty Trust, Inc. 2009 Stock Option Plan (the “2009 Plan”), that are exercisable within 60 days of January 31, 2021 as follows:

Options Exercisable
Within 60 Days of
Name	January 31, 2021
Edgar M. Cullman, Jr.	5,794
Frederick M. Danziger	—
Michael S. Gamzon	36,666
David R. Bechtel	4,646
Gordon F. DuGan	1,453
Jonathan P. May	9,800
Molly J. North	1,453
Amy Rose Silverman	1,622
Albert H. Small, Jr.	7,930
Ardevan Yaghoubi	—
Anthony J. Galici	8,333
Thomas M. Lescalleet	8,333
Scott Bosco	4,666

(2)	Based on Schedule 13D/A filed with the SEC on April 27, 2017, on behalf of the Cullman and Ernst Group and the Company’s records. Included in the shares held by the Cullman and Ernst Group are the following:

		Shares with	Shares with
	Shares	Sole Voting and	Shared Voting
	Beneficially	Dispositive	and Dispositive
Name	Owned	Power	Power
Cullman Jr., Edgar M.	862,299	48,600	813,699
Cullman, Susan R.	778,351	47,490	730,861
Danziger, Lucy C.	572,603	85,286	487,317
Danziger, David M.	467,223	58,253	408,970
Gamzon, Rebecca D.	386,996	10,550	376,446
Ernst, John L.	374,959	7,349	367,610
Sicher, Carolyn B.	344,029	21,422	322,607
Cullman, Georgina D.	340,149	9,550	330,599
Cullman, Elissa F.	325,449	14,850	310,599
Cullman, Samuel B.	324,193	13,594	310,599
Cullman III, Edgar M.	321,858	11,259	310,599
Danziger, Frederick M.	273,643	68,888	204,755
B Bros. Realty LLC (a)	233,792	233,792	—
Gamzon, Michael S.	136,588	86,588	50,000
Fabrici, Carolyn S.	110,041	—	110,041
Ernst, Alexandra	94,428	1,748	92,680
Danziger, Sheena S.	50,000	—	50,000
Kerns, Jessica P.	45,134	1,250	43,884
Estate of Louise B. Cullman (b)	28,048	28,048	—
Ernst, Margot P.	21,777	—	21,777
Ernst, Matthew L.	5,176	1,650	3,526
Stewart, Benjamin C.	5,996	5,996	—
(a)	Susan R. Cullman and John L. Ernst are managing members.
(b)	Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.

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

(3)	The Company has received a copy of Schedule 13D/A and Schedule 13G/A as filed with the SEC by Gabelli Funds, LLC et al., reporting ownership of these shares as of October 8, 2020 and December 31, 2020, respectively. As reported in said Schedule 13D, Gabelli Funds, LLC reports sole dispositive power with respect to 549,274 shares, GAMCO Asset Management Inc. (“GAMCO”) reports sole voting power with respect to 579,353 of these shares and sole dispositive power with respect to 631,080 of these shares, and Teton Advisors, Inc. (“Teton Advisors”) reports sole voting and dispositive power with respect to 267,493 of these shares. The securities have been acquired by GGCP, Inc. (“GGCP”), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. (“GBL”), on behalf of their investment advisory clients. Mario J. Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. GBL and GGCP are deemed to have beneficial ownership of the shares beneficially owned by Gabelli Funds, LLC, GAMCO and Teton Advisors. For the shares held by Gabelli Funds, LLC, with respect to the 40,800 shares held by the Gabelli Capital Asset Fund, the 56,000 shares held by the Gabelli Equity Trust, the 103,800 shares held by the Gabelli Asset Fund, the 58,200 shares held by the Gabelli Value 25 Fund, Inc., the 255,700 shares held by the Gabelli Small Cap Growth Fund, the 9,000 shares held by the Gabelli Equity Income Fund, the 13,867 shares held by the Gabelli Go Anywhere Fund, the 906 shares held by the Gabelli Global Mini Mites Fund and the 11,001 shares held by the Gabelli Global Small and Mid Cap Value Trust, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.
(4)	The Company has received a copy of Schedule 13D as filed with the SEC by Cambiar Management LLC, reporting ownership of these shares as of August 24, 2020. Subsequent to such filing, Cambiar Management LLC changed its name to Conversant Capital LLC (“Conversant Capital”). As reported in said Schedule 13D, Conversant Capital reports sole voting and dispositive power with respect to 508,356 shares, including 3,766 shares issuable upon exercise of a warrant held by CM Change Industrial LP (“CM Change”). Conversant GP Holdings LLC (“Conversant GP”), CM Change and Michael Simanovsky report shared voting and dispositive power with respect to 508,356 shares, and SCHF (GPE), LLC (“SCHF”) reports shared dispositive power with respect to 3,766 shares. Conversant Capital is an investment management company and manager of CM Change. Conversant GP serves as general partner of CM Change. Mr. Simanovsky serves as the sole managing member of Conversant GP and Conversant Capital. SCHF serves as the sole ultimate general partner or similar entity of related entities.
(5)	Excluding shares held by certain charitable foundations, the officers and/or directors of which include certain officers and directors of the Company.

Equity Compensation Plan Information

	Number of	Weighted Average	Number of securities
	securities to be	exercise	remaining available for future
	issued upon exercise	price of	issuance under the equity
	of outstanding	outstanding	compensation plan (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights (a)	and rights	column (a))
Equity compensation plan approved by security holders (1) (2)	246,150	$36.06	239,648

Note: There are no equity compensation plans that were not approved by security holders.

(1) In fiscal 2020, the Company adopted the 2020 Plan and, as of the adoption of such 2020 Plan, ceased making grants or awards under the 2009 Plan.

(2) Shares of Common Stock subject to outstanding awards under the 2009 Plan may become available for issuance under the 2020 Plan if such outstanding awards are forfeited or expire, are converted to shares of another person in connection with a recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event, or such award under the 2009 Plan is settled for cash pursuant to the terms of the 2009 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Bloomingdale Properties Lease

On November 24, 2015, the Audit Committee approved a ten year sublease whereby the Company leased approximately 1,920 square feet of office space for its New York City corporate headquarters from Bloomingdale Properties, Inc. (“Bloomingdale Properties”), an entity controlled by certain members of the Cullman and Ernst Group (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). The sublease with Bloomingdale Properties was at market rates for such space at the time the sublease was entered into and enables either the Company or Bloomingdale Properties to terminate the sublease agreement upon a change in control (as defined therein) of either the Company or Bloomingdale Properties.

Advisory Agreement and Stock Purchase Agreement

Upon his appointment as Chairman on March 3, 2020, Gordon F. DuGan and INDUS entered into an Advisory Agreement whereby, in addition to his services as Chairman, Mr. DuGan has agreed to provide the Advisory Services (as further discussed above under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this Annual Report). Mr. DuGan’s expertise and knowledge of the industrial/warehouse sector provides INDUS with significant benefits including access to key stakeholders in the industry. Further, given Mr. DuGan’s experience growing and managing a large REIT in the industrial/warehouse sector, we believe that the Advisory Services will be important to INDUS in light of the Company’s election to be taxed as a REIT and as it seeks to expand its business.

As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) an additional non-qualified stock option (the “Initial Advisor Option”) to purchase 48,000 shares of Common Stock pursuant to the 2009 Plan; and (ii) a non-qualified stock option (the “Supplemental Advisor Option”) to purchase 52,000 shares of Common Stock pursuant to the Griffin 2020 Incentive Award Plan. Both the Initial Advisor Option and the Supplemental Advisor Option vest in equal installments on the third, fourth and fifth anniversaries of March 3, 2020, subject to Mr. DuGan’s continued provision of Advisory Services through the applicable vesting date. There is no ongoing compensation related to the Advisory Agreement in respect of his Advisory Services other than the one-time grants of the Initial Advisor Option and the Supplemental Advisor Option as described above. Mr. DuGan does, however, remain eligible to receive additional compensation in respect of his services as a non-employee Chairman in accordance with the Company’s director compensation program (as may be modified from time to time). For a description of the compensation for our non-employee Chairman in 2020, see the section entitled “Director Compensation” above. The aggregate fair value of the Initial Advisor Option and the Supplemental Advisor Option received by Mr. DuGan pursuant to the Advisor Agreement was approximately $1,401,161.

Board Independence

Under Nasdaq rules, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company’s board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Bechtel, May, Small, Jr. and Yaghoubi and Mses. North and Silverman qualified as independent directors under Nasdaq rules. All of the members of the Audit, Compensation and Nominating Committees are independent directors under the applicable Nasdaq and SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees incurred by INDUS for professional services rendered by RSM US LLP (“RSM US”) for fiscal 2020 and fiscal 2019:

	Fiscal	Fiscal
	2020 Fees	2019 Fees
Audit fees	$428,819	$499,581
Audit-related fees	55,400	20,415
Tax fees	57,675	47,500
All other fees	—	—
	$541,894	$567,496

Audit fees consist of fees incurred for professional services rendered for the audit of INDUS’s consolidated financial statements and for the review of INDUS’s interim consolidated financial statements. Audit-related fees in fiscal 2020 reflect fees for professional services rendered by RSM US in connection with INDUS’s filing of registration statements and fees for the audit of the INDUS 401(k) Savings Plan by RSM US. Audit-related fees in fiscal 2019 reflect fees for the audit of the INDUS 401(k) Savings Plan by RSM US. Tax fees for fiscal 2019 and fiscal 2020 consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting or other fees paid to RSM US in fiscal 2020 or fiscal 2019.

The Audit Committee’s policy is to pre-approve all audit, audit-related and tax services to be provided by the independent registered public accountants. During fiscal 2020, INDUS’s Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Industrial Realty, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-8	333-224229	3.1	1/4/21
3.2	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.2†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.10	Amended and Restated Mortgage Deed Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and New Alliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.31	First Modification of Mortgage and Loan Documents between INDUS Center Development I, LLC (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of INDUS Center Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Center Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.43†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties I, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Center Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC and Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.75†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.76†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.77†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.78	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.79	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.80	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.81	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.82	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.83	Contingent Value Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.3	8/28/20
10.87	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
21	Subsidiaries of INDUS Realty Trust, Inc.					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

INDUS REALTY TRUST, INC.

Date: February 18, 2021	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: February 18, 2021	BY:	/s/ Anthony J. Galici Anthony J. Galici Executive Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

February 18, 2021	/s/ david R. Bechtel David R. Bechtel	Director

February 18, 2021	/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director

February 18, 2021	/s/ Frederick M. Danziger Frederick M. Danziger	Director

February 18, 2021	/s/ Gordon F. DuGan Gordon F. DuGan	Chairman of the Board of Directors

February 18, 2021	/s/ Anthony J. Galici Anthony J. Galici	Executive Vice President, Chief Financial Officer and Secretary, Principal Accounting Officer

February 18, 2021	/s/ Michael S. Gamzon Michael S. Gamzon	Director, President and Chief Executive Officer

February 18, 2021	/s/ Jonathan P. May Jonathan P. May	Director

February 18, 2021	/s/ Molly North Molly North	Director

February 18, 2021	/s/ Amy Rose Silverman Amy Rose Silverman	Director

February 18, 2021	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

February 18, 2021	/s/ Ardevan Yaghoubi	Director
Ardevan Yaghoubi

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Year
For the fiscal year ended November 30, 2020
Reserves:
Uncollectible accounts—trade	$—	26	—	—	$26
Valuation allowance on deferred tax asset	$1,462	(1,462)	—	—	$—

For the fiscal year ended November 30, 2019
Reserves:
Uncollectible accounts—trade	$84	—	—	84	$—
Valuation allowance on deferred tax asset	$2,190	(728)	—	—	$1,462

For the fiscal year ended November 30, 2018
Reserves:
Uncollectible accounts—trade	$—	84	—	—	$84
Valuation allowance on deferred tax asset	$1,363	827	—	—	$2,190

Schedule III – Real Estate and Accumulated Depreciation

November 30, 2020

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2020
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total	Depreciation	Construction	Acquisition	Life

CT Industrial/Logistics Properties
Industrial/Logistics Building - Bloomfield	$-	(b)	$1	$-	$877	$1	$92	$785	$-	$-	$-	$878	$(670)	1988		40	yrs.
Industrial/Logistics Building - Bloomfield	-	(b)	251	1,198	1,599	251	327	1,752	718	-	-	3,048	(1,028)	1997	2007	40	yrs.
Industrial/Logistics Building - East Granby	12,730		4	1,722	922	4	774	1,843	27	-	-	2,648	(2,043)	1982	1989	40	yrs.
Industrial/Logistics Building - East Granby	-	(a)	4	-	2,161	4	225	1,654	282	-	-	2,165	(1,597)	1978		40	yrs.
Industrial/Logistics Building - East Granby	-	(a)	4	-	3,257	4	353	2,356	548	-	-	3,261	(2,507)	1980		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	259	-	5,933	259	1,389	3,866	678	-	-	6,192	(2,818)	1998		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	13	-	7,539	13	533	5,642	1,364	-	-	7,552	(3,249)	2008		40	yrs.
Industrial/Logistics Building - Windsor	3,681		12	-	9,821	12	368	5,867	3,586	-	-	9,833	(6,582)	1999		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	7	-	3,425	7	27	3,212	186	-	-	3,432	(1,887)	2001		40	yrs.
Industrial/Logistics Building - Windsor	16,274		13	-	6,408	13	69	5,404	935	-	-	6,421	(3,125)	2003		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	7,840	16	95	7,036	709	-	-	7,856	(3,895)	2006		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	15	-	17,260	15	167	13,920	3,173	-	-	17,275	(7,209)	2005		40	yrs.
Industrial/Logistics Building - Windsor	9,772		57	-	16,071	57	1,042	13,932	1,097	-	-	16,128	(5,613)	2009		40	yrs.
Industrial/Logistics Building - Windsor	17,639		20	-	10,274	20	804	8,187	1,283	-	-	10,294	(3,879)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	12	-	6,976	12	471	6,288	217	-	-	6,988	(2,911)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	10,017	16	2,364	6,917	736	-	-	10,033	(1,354)	2017		40	yrs.
Industrial/Logistics Building - Windsor	13,715		26	-	15,547	26	3,357	11,078	1,112	-	-	15,573	(1,335)	2018		40	yrs.
Industrial/Logistics Building - Windsor	5,254		19	-	8,236	19	171	8,065	-	-	-	8,255	(4,115)	2001		40	yrs.

PA Industrial/Logistics Properties
Industrial/Logistics Building - Breinigsville	14,714		832	4,599	-	832	349	4,029	221	-	-	5,431	(1,866)	2006	2010	40	yrs.
Industrial/Logistics Building - Allentown	-	(a)	2,344	-	9,768	2,344	2,996	5,914	858	-	-	12,112	(720)	2018		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	18,503		1,351	-	15,505	1,351	1,381	12,874	1,250	-	-	16,856	(4,099)	2014		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	-	(a)	721	-	11,303	721	1,394	9,064	845	-	-	12,024	(3,625)	2012		40	yrs.
Industrial/Logistics Building - Hanover Township	23,973		3,620	-	17,055	3,620	4,602	10,353	2,100	-	-	20,675	(3,221)	2016		40	yrs.
Industrial/Logistics Building - Hanover Township	-	(a)	4,022	-	16,309	4,022	4,013	11,076	1,214	6	-	20,331	(3,947)	2015		40	yrs.

NC Industrial/Logistics Property
Industrial/Logistics Building - Concord	11,439		1,600	15,189	325	1,600	1,598	13,042	874	-	-	17,114	(2,217)	2015	2017	40	yrs.
Industrial/Logistics Building - Concord	-		1,412	-	10,202	1,412	2,675	6,439	1,088	-	-	11,614	(498)	2019		40	yrs.
Industrial/Logistics Building - Concord	-		1,304	-	7,922	1,304	2,461	5,461	-	-	-	9,226	(312)	2019		40	yrs.

FL Industrial/Logistics Property
Industrial/Logistics Building - Orlando	6,364		1,150	8,204	-	1,150	833	6,517	854	-	-	9,354	(425)	1973	2019	40	yrs.
Industrial/Logistics Building - Orlando	5,057		1,555	6,386	-	1,555	390	5,268	728	-	-	7,941	(237)	1985	2019	40	yrs.
Industrial/Logistics Building - Orlando	-		1,407	4,277	830	1,407	522	3,755	-	830	-	6,514	(118)	1997	2019	40	yrs.

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at November 30, 2020
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,554	5	723	3,081	750	-	-	4,559		(3,873)	1977		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	2,340	2	384	1,731	225	-	-	2,342		(1,851)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	3,212	2	214	2,301	697	-	-	3,214		(1,606)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	2,005	3	146	1,457	402	-	-	2,008		(1,330)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	1,831	3	87	1,529	215	-	-	1,834		(1,214)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	877	3	90	672	115	-	-	880		(702)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	9	-	4,569	9	33	3,690	846	-	-	4,578		(2,471)	2001		40	yrs.
Office/Flex Building - Windsor	-	(b)	17	-	6,124	17	434	4,543	1,147	-	-	6,141		(3,827)	2002		40	yrs.
Office/Flex Building - Windsor	4,070		445	3,954	2,078	445	338	4,076	1,618	-	-	6,477		(3,792)	1982	2003	40	yrs.
Office/Flex Building - Windsor	-	(a)	417	4,004	1,578	417	348	3,856	1,378	-	-	5,999		(3,273)	1987	2003	40	yrs.
Restaurant Building - Windsor	-		1	-	2,189	1	266	1,414	509	-	-	2,190		(1,870)	1983		40	yrs.

Other
Nursery Farm - Granby, CT	-		376	-	10,988	376	1,565	9,423	-	-	-	11,364		(10,768)		1959	20	yrs.
Nursery Farm - Quincy, FL	-		279	-	8,697	279	4,089	4,608	-	-	-	8,976		(8,448)		1959	20	yrs.
Undeveloped land - New England Tradeport	-		712	-	2,224	712	90	-	-	-	2,134	2,936		(73)
Undeveloped land - Griffin Center/Griffin Center South	-		435	-	1,572	435	451	-	-	-	1,121	2,007		(447)
Undeveloped land - Phoenix Crossing	-		48	-	1,409	48	-	-	-	-	1,409	1,457		-
Undeveloped land - Other	-		373	-	1,075	373	633	-	-	-	442	1,448		(629)
Undeveloped land - Mecklenburg, NC	-		5,714	-	1,487	5,714	-	-	-	1,487	-	7,201		-
Undeveloped land - Lehigh County, PA	-		2,226	-	1,290	2,226	-	-	-	1,290	-	3,516		-
	$163,185		$33,137	$49,533	$283,481	$33,137	$45,733	$243,977	$34,585	$3,613	$5,106	$366,151	(c)	$(123,276)
(a)	Building included in mortgage listed in the above line.
(b)	Buildings included as collateral for a $19,500 revolving line of credit.
(c)	As of November 30, 2020, the aggregate cost for Federal income tax purposes is $344,610.

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Fiscal year ended November 30, 2020

	Cost	Reserve
Balance at beginning of year	$343,649	$(105,035)
Changes during the year:
Additions to real estate assets	23,535	—
Additions to reserve charged to costs and expense	—	(11,889)
Reclassification from real estate held for sale, net	1,891	(7,191)
Impairment loss	(2,671)	586
Writeoff of fully depreciated assets	(253)	253
Balance at end of year	$366,151	$(123,276)

Fiscal year ended November 30, 2019

	Cost	Reserve
Balance at beginning of year	$318,625	$(105,004)
Changes during the year:
Additions to real estate assets	39,735	—
Additions to reserve charged to costs and expense	—	(10,416)
Reclassification to real estate held for sale	(11,307)	10,081
Impairment loss	(3,100)	—
Writeoff of fully depreciated assets	(304)	304
Balance at end of year	$343,649	$(105,035)

Fiscal year ended November 30, 2018

	Cost	Reserve
Balance at beginning of year	$291,852	$(95,112)
Changes during the year:
Additions to real estate assets	27,559	—
Additions to reserve charged to costs and expense	—	(9,853)
Reclassification to real estate held for sale	(500)	(325)
Writeoff of fully depreciated assets	(286)	286
Balance at end of year	$318,625	$(105,004)