Form 10-Q
period 2021-03-31
INDUS REALTY TRUST, INC.
filed 2021-05-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 1-12879

INDUS REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	06-0868496
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

641 Lexington Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (212) 218-7910

______________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	INDT	The Nasdaq Stock Market LLC

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

Number of shares of Common Stock outstanding at May 7, 2021: 7,717,018

INDUS REALTY TRUST, INC.

FORM 10-Q

Index

PART I -		FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Consolidated Balance Sheets (unaudited) as of March 31, 2021, December 31, 2020 and November 30, 2020	3

		Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2021 and 2020 and the Months Ended December 31, 2020 and 2019	4

		Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months Ended March 31, 2021 and 2020 and the Months Ended December 31, 2020 and 2019	5

		Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Three Months Ended March 31, 2021 and 2020 and the Months Ended December 31, 2020 and 2019	6

		Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2021 and 2020 and the Months Ended December 31, 2020 and 2019	7

		Notes to Consolidated Financial Statements (unaudited)	8

	ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	40

	ITEM 4	Controls and Procedures	40

PART II -		OTHER INFORMATION

	ITEM 1	Not Applicable

	ITEM 1A	Risk Factors	41

	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

	ITEMS 3-5	Not Applicable

	ITEM 6	Exhibits	41

		SIGNATURES	48

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
ASSETS
Real estate assets at cost, net	$242,271	$242,321	$242,875
Cash and cash equivalents	132,033	28,124	28,540
Real estate assets held for sale, net	6,402	6,802	6,802
Other assets	24,109	22,137	23,145
Total assets	$404,815	$299,384	$301,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$159,463	$160,655	$161,048
Deferred revenue	8,472	9,586	10,121
Warrant liability	8,685	8,790	11,550
Accounts payable and accrued liabilities	6,484	3,669	4,092
Other liabilities	14,391	17,567	17,652
Total liabilities	197,495	200,267	204,463
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized as of March 31, 2021 and 10,000,000 shares authorized as of December 31, 2020 and November 30, 2020, 8,333,350 shares issued as of March 31, 2021 and 6,280,856 shares issued as of December 31, 2020 and November 30, 2020 and 7,715,534 shares outstanding as of March 31, 2021 and 5,663,040 shares outstanding as of December 31, 2020 and November 30, 2020	83	63	63
Additional paid-in capital	255,135	138,413	138,372
Accumulated deficit	(21,835)	(9,817)	(11,798)
Accumulated other comprehensive loss, net of tax	(4,376)	(7,855)	(8,051)
Treasury stock, at cost, 617,816 shares	(21,687)	(21,687)	(21,687)
Total stockholders' equity	207,320	99,117	96,899
Total liabilities and stockholders' equity	$404,815	$299,384	$301,362

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Rental revenue	$10,087	$8,862	$3,345	$3,083

Expenses:
Operating expenses of rental properties	1,633	1,172	497	681
Real estate taxes	1,447	1,381	482	458
Depreciation and amortization expense	3,343	3,306	1,122	1,059
General and administrative expenses	2,970	2,143	1,172	629
Total operating expenses	9,393	8,002	3,273	2,827

Other income (expense):
Interest expense	(1,749)	(1,840)	(602)	(589)
Change in fair value of financial instruments	260	—	2,785	—
Gain on sales of real estate assets	20	584	—	—
Other expense	—	—	(281)	—
Investment income	7	25	7	2
	(1,462)	(1,231)	1,909	(587)

(Loss) income before income tax benefit	(768)	(371)	1,981	(331)
Income tax benefit	—	85	—	76
Net (loss) income	$(768)	$(286)	$1,981	$(255)

Basic net (loss) income per common share	$(0.12)	$(0.06)	$0.35	$(0.05)

Diluted net (loss) income per common share	$(0.12)	$(0.06)	$0.34	$(0.05)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Net (loss) income	$(768)	$(286)	$1,981	$(255)

Other comprehensive income (loss), net of tax:
Reclassifications included in net loss	488	103	182	33
Unrealized gain (loss) on cash flow hedges	2,991	(4,964)	14	568
Total other comprehensive income (loss), net of tax	3,479	(4,861)	196	601
Total comprehensive income (loss)	$2,711	$(5,147)	$2,177	$346

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Periods Ended March 31, 2021 and 2020

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at November 30, 2020	6,280,856	$63	$138,372	$(11,798)	$(8,051)	$(21,687)	$96,899
Stock-based compensation expense	—	—	41	—	—	—	41
Total other comprehensive income, net of tax	—	—	—		196	—	196
Net income	—	—	—	1,981	—	—	1,981
Balance at December 31, 2020	6,280,856	63	138,413	(9,817)	(7,855)	(21,687)	99,117
Stock-based compensation expense	—	—	214	—	—	—	214
Exercise of stock options	233	—	6	—	—	—	6
Sale of common stock, net	1,927,049	19	108,657	—	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	—	(3,404)
Net loss	—	—	—	(768)	—	—	(768)
Total other comprehensive income, net of tax	—	—	—	—	3,479	—	3,479
Balance at March 31, 2021	8,333,350	$83	$255,135	$(21,835)	$(4,376)	$(21,687)	$207,320

Balance at November 30, 2019	5,668,043	$57	$113,256	$919	$(3,141)	$(20,329)	$90,762
Stock-based compensation expense	—	—	19	—	—	—	19
Total other comprehensive income, net of tax	—	—	—	—	601	—	601
Net loss	—	—	—	(255)	—	—	(255)
Balance at December 31, 2019	5,668,043	57	113,275	664	(2,540)	(20,329)	91,127
Stock-based compensation expense	—	—	122	—	—	—	122
Sale of common stock	53,293	—	2,500	—	—	—	2,500
Net loss	—	—	—	(286)	—	—	(286)
Total other comprehensive loss, net of tax	—	—	—	—	(4,861)	—	(4,861)
Balance at March 31, 2020	5,721,336	$57	$115,897	$378	$(7,401)	$(20,329)	$88,602

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Operating activities:
Net (loss) income	$(768)	$(286)	$1,981	$(255)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,343	3,306	1,122	1,059
Change in fair value of financial instruments	(260)	—	(2,785)	—
Noncash rental revenue including straight-line rents	(437)	(532)	(250)	(157)
Stock-based compensation expense	214	122	41	19
Amortization of debt issuance costs	166	105	42	34
Gain on sales of real estate assets	(20)	(584)	—	—
Deferred income taxes	—	(85)	—	(76)
Changes in assets and liabilities:
Other assets	(254)	(981)	933	(448)
Accounts payable and accrued liabilities	(423)	513	(42)	710
Deferred revenue	(652)	(348)	(378)	(317)
Other liabilities	237	(15)	146	(408)
Net cash provided by operating activities	1,146	1,215	810	161

Investing activities:
Additions to real estate assets	(1,200)	(3,090)	(768)	(1,698)
Acquisitions of land and buildings	—	(13,670)	—	—
Proceeds from sales of real estate assets, net of expenses	496	740	—	—
Deferred leasing costs and other	(284)	(213)	(41)	(68)
Changes in short-term investments, net	—	1,011	—	—
Net cash used in investing activities	(988)	(15,222)	(809)	(1,766)

Financing activities:
Proceeds from sale of common stock	108,676	2,500	—	—
Dividends paid to stockholders	(3,404)	—	—	(2,538)
Principal payments on mortgage loans	(1,267)	(4,296)	(417)	(357)
Payment of debt issuance costs	(260)	(231)	—	(162)
Net proceeds from revolving lines of credit	—	11,100	—	(2,875)
Proceeds from mortgage loans	—	15,000	—	6,500
Proceeds from exercise of stock options	6	—	—	—
Net cash provided by (used in) financing activities	103,751	24,073	(417)	568
Net increase (decrease) in cash and cash equivalents	103,909	10,066	(416)	(1,037)
Cash and cash equivalents at beginning of period	28,124	4,837	28,540	5,874
Cash and cash equivalents at end of period	$132,033	$14,903	$28,124	$4,837

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

On December 30, 2020, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among INDUS, Griffin Industrial Realty, Inc., a Delaware corporation, and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger to reincorporate in Maryland. On December 30, 2020, following this merger, the Company changed its name to INDUS Realty Trust, Inc.

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2021 (see Note 9). This decision was based on the Company’s consideration of ways to maximize stockholder value and generate growth opportunities as the Company continues to expand its industrial/logistics portfolio. Subsequently, INDUS declared a special dividend to distribute the Company’s estimated accumulated earnings and profits (the “E&P Distribution”) based on the Company’s estimated taxable income through December 31, 2020 that was paid on March 8, 2021 (see Note 7).

Through November 30, 2020, INDUS reported on a twelve month fiscal year that ended on November 30. On November 17, 2020, in connection with the anticipated election to become a REIT, the Company’s Board of Directors approved a change in the Company’s fiscal year from November 30 to December 31, effective beginning with the Company’s next fiscal year, which began on January 1, 2021 and will end on December 31, 2021 (“fiscal 2021”). As a result of this change, INDUS had a one-month transition period (the “Transition Period”) that began on December 1, 2020 and ended on December 31, 2020. The months included in the Company’s 2020 first quarter have been recast to conform to the months reflected in the 2021 first quarter. This Quarterly Report on Form 10-Q includes both the one-month Transition Period and the first fiscal quarter for the three months ended March 31, 2021, as well as comparable periods from the prior fiscal year.

INDUS’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if INDUS is the primary beneficiary of a variable interest entity (“VIE”). There have been no VIEs in which INDUS is not a primary beneficiary.

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Code, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is legally owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. As discussed in Note 4, the VIE (including the Parked Property) is included in INDUS’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were no consolidated VIEs on INDUS's consolidated balance sheet as of March 31, 2021.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in INDUS’s audited consolidated financial statements for the fiscal year ended November 30, 2020 (“fiscal 2020”) included in INDUS’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2021. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. INDUS regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense and the valuation of derivative financial instruments. INDUS bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by INDUS may differ materially and adversely from INDUS’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

INDUS considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2021 and December 31, 2020, $129,062 and $26,641, respectively, of the cash and cash equivalents included on INDUS’s consolidated balance sheets were held in cash equivalents.

Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of August 24, 2020, between INDUS and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Capital LLC (f/k/a Cambiar Management LLC), INDUS, among other things, issued a Warrant (as defined below) to Conversant to acquire 504,590 shares of INDUS’s common stock, par value $0.01 per share (the “Common Stock”) (as exercised, collectively, the “Warrant Shares”) as part of a private placement of Common Stock to raise capital (see Note 9). INDUS applied ASC 815 to the Warrant and it is being classified as a derivative liability on the Company’s consolidated balance sheet. The Warrant was initially recorded at its fair value and will be reported at fair value at each subsequent reporting date when liability classification of the Warrant is appropriate. Changes in the fair value of the Warrant are included in change in fair value of financial instruments on INDUS’s consolidated statement of operations during the period of the change.

The results of operations for the three months ended March 31, 2021 (the “2021 first quarter”) are not necessarily indicative of the results to be expected for the full year. The three months ended March 31, 2020 are referred to herein as the “2020 first quarter.” Certain amounts from the prior year periods have been reclassified to conform to the current presentation.

COVID-19

Since March 2020, the world has been impacted by the coronavirus (“COVID-19”) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. COVID-19 has also disrupted the availability, supply and costs of raw materials, particularly the increased cost and decreased availability of structural steel, which could result in an increase in the Company’s cost of construction and a delay in completion of the Company’s construction projects.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 first quarter as over 99% of cash rent due each month in the 2021 first quarter, inclusive of rent relief agreements, was collected. In the 2021 first quarter, the Company entered into an agreement with a tenant that leases the approximately 7,200 square feet restaurant building (included in the Company’s office/flex portfolio). The rent relief granted is less than $20 over the remainder of that tenant’s lease term. Subsequent to the end of the 2021 first quarter, the Company and the tenant entered into a lease amendment whereby the tenant agreed to purchase the small restaurant building for $575. As a result of the pandemic there could be future reductions in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 became effective for INDUS in the Transition Period. The application of ASU No. 2018-13 did not have an impact on INDUS’s consolidated financial statements.

2. Sales of Common Stock

Public Offering

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company may offer and sell up to $500,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced on February 22, 2021. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same price. INDUS received net proceeds of $108,676, after expenses of $877, from the aggregate of 1,927,049 shares sold on March 5, 2021 and March 15, 2021. The Company intends to use the proceeds from the sale of its Common Stock to finance its development pipeline and acquisitions and for other corporate purposes.

As of March 31, 2021, the Company has approximately $384,377 available for issuance under its Universal Shelf.

Private Placement

On March 3, 2020, Gordon F. DuGan was appointed to serve as a Director of INDUS, effective immediately. Mr. DuGan also was appointed as Chairman of the Board of Directors. Mr. DuGan and INDUS entered into a Chairmanship and Advisory Agreement (the “Advisory Agreement”) on March 3, 2020 (subsequently amended on May 7, 2021) whereby Mr. DuGan agreed to also serve as a non-employee advisor to INDUS on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of INDUS Common Stock at an exercise price of $45.98 per share (subsequently adjusted to 49,061 shares at $44.99 per share due to the stock dividend in the 2021 first quarter) under the 2009 Stock Option Plan (see Note 7) and (ii) a non-qualified stock option to acquire 52,000 shares of INDUS Common Stock at an exercise price of $46.91 per share (subsequently adjusted to 53,149 shares at $45.90 per share due to the stock dividend in the 2021 first quarter) under the 2020 Incentive Award (see Note 7). On March 9, 2020, INDUS completed the sale of 53,293 shares of its Common Stock at a price per share of $46.91, for cash proceeds of $2,500, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and INDUS.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS’s interest rate swap agreements (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. INDUS’s consolidated balance sheet includes the Warrant liability and CVR liability related to the private placement on August 24, 2020 (see Note 9). INDUS derived these values based on the Cox-Ross-Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, INDUS recognized these liabilities as Level 3 within the fair value hierarchy and they will be measured on a recurring basis.

The following are INDUS’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	March 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$249	$—
Interest rate swap liabilities	$—	$5,536	$—
Common stock warrant liability	$—	$—	$8,685
Contingent value rights liability	$—	$—	$501

	December 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,766	$—
Common stock warrant liability	$—	$—	$8,790
Contingent value rights liability	$—	$—	$656

	November 30, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,962	$—
Common stock warrant liability	$—	$—	$11,550
Contingent value rights liability	$—	$—	$681

The amounts included in the consolidated financial statements for cash and cash equivalents, leasing receivables from tenants, accounts payable and accrued liabilities, interest rate swap assets and liabilities, warrant liability and CVR liability approximate their fair values because of the short-term maturities of these instruments. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair values of the mortgage loans, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At March 31, 2021, December 31, 2020 and November 30, 2020, the carrying values of the mortgage loans were $159,463, $160,655 and $161,048, respectively, and the fair values of the mortgage loans were $162,625, $163,906 and $164,331, respectively.

The fair value of the Warrant liability was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the Warrant liability is as follows:

Warrant Liability
Expected volatility	46.53%
Risk free interest rate	0.24%
Expected term (in years)	2.4
Annual dividend yield	0.94%

Fair Value of Derivative Warrant Liability
Fair value at November 30, 2020	$11,550
Change in fair value	(2,760)
Fair value at December 31, 2020	8,790
Change in fair value	(105)
Fair value at March 31, 2021	$8,685

Although the fair value of the Warrant was $8,685 as of March 31, 2021, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018.

The fair value of the CVR liability (see Note 9) was estimated using a Monte Carlo simulation valuation methodology. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the CVR liability is as follows:

Contingent Value Rights Liability
Expected volatility	48.80%
Risk free interest rate	0.04%
Expected term (in years)	0.4
Annual dividend yield	0.61%

Fair Value of Contingent Value Rights Liability
Fair value at November 30, 2020	$681
Change in fair value	(25)
Fair value at December 31, 2020	656
Change in fair value	(155)
Fair value at March 31, 2021	$501

4.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
Land		$33,043	$33,084	$33,084
Land improvements	10 to 30 years	45,827	45,827	45,827
Buildings and improvements	10 to 40 years	233,264	233,250	233,250
Tenant improvements	Shorter of useful life or terms of related lease	35,009	34,899	34,899
Machinery and equipment	3 to 20 years	10,958	10,958	10,958
Construction in progress		6,835	4,036	3,613
Development costs		5,090	5,106	5,106
		370,026	367,160	366,737
Accumulated depreciation		(127,755)	(124,839)	(123,862)
		$242,271	$242,321	$242,875

Total depreciation expense and capitalized interest related to real estate assets were as follows:

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Depreciation expense	$2,916	$2,901	$977	$936

Capitalized interest	$122	$—	$12	$—

On February 18, 2020, INDUS, through a consolidated VIE, purchased 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/logistics building in Orlando, Florida for $7,921, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 3320 Maggie and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative fair value basis. Of the $7,921 purchase price, $7,941 represented the relative fair value of real estate assets, $770 represented the relative fair value of the acquired intangible asset, comprised of the value of the in-place lease, and $790 represented the relative fair value of the acquired intangible liability, comprised of the value of the below market lease at the time of acquisition (see Note 9).

On March 9, 2020, INDUS, through a consolidated VIE, purchased 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot industrial/logistics building in Orlando, Florida for $5,749, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 170 Sunport and determined that the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets on a relative fair value basis. Of the $5,749 purchase price, $5,678 represented the relative fair value of real estate assets and $71 represented the relative fair value of the acquired intangible asset, comprised of the value of leases in-place.

The acquisitions of 170 Sunport and 3320 Maggie were each made utilizing a Reverse 1031 Like-Kind Exchange. As the Company did not complete the sale transactions contemplated under the Reverse 1031 Like-Kind Exchanges within the required time, the legal titles of 170 Sunport and 3320 Maggie were transferred from the qualified intermediary to INDUS. As discussed in Note 1, INDUS retained essentially all of the legal and economic benefits and obligations and key decision-making rights related to 170 Sunport and 3320 Maggie from the respective dates they were acquired. The two VIEs that owned legal title to 170 Sunport and 3320 Maggie were included in INDUS’s consolidated financial statements as consolidated variable interest entities from the dates they were acquired through the expiration of the Reverse 1031 Like-Kind Exchanges.

On November 24, 2020 (subsequently amended on January 12, 2021 and February 5, 2021), INDUS entered into an agreement (the “Stratton Agreement”) to sell, for a purchase price of $900, its remaining sixteen lots in its residential subdivision in Suffield, Connecticut called Stratton Farms. The Stratton Agreement, as amended, provides for the sale to take place in two phases: (i) nine lots were sold on February 19, 2021 for a purchase price of $525, before transaction costs; and (ii) seven lots are scheduled to be sold for a purchase price of $375, before transaction costs, with the closing to take place on or before August 6, 2021. There is no guarantee that the second phase of this transaction will be completed under its current terms, or at all.

See Note 11 for subsequent events related to INDUS’s real estate assets.

Real estate assets held for sale consist of:

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
Land	$532	$505	$505
Land improvements	269	269	269
Development costs	5,601	6,028	6,028
	$6,402	$6,802	$6,802

The decrease in real estate assets held for sale in the 2021 first quarter reflected $457 related to the residential lots sold under the first phase of the Stratton Agreement partially offset by $57 that was reclassified from real estate assets into real estate assets held for sale related to the agreement to sell approximately 91 acres of undeveloped land in Southwick, Massachusetts as well as a small land parcel that was sold subsequent to the 2021 first quarter.

5.    Mortgage Loans and Interest Rate Swaps

INDUS’s mortgage loans consist of:

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
4.72%, due October 3, 2022 *	$4,034	$4,061	$4,070
4.39%, due January 2, 2025 *	18,298	18,453	18,503
4.17%, due May 1, 2026 *	12,594	12,696	12,730
3.79%, due November 17, 2026 *	23,724	23,911	23,973
4.39%, due August 1, 2027 *	9,683	9,750	9,772
3.97%, due September 1, 2027	11,358	11,419	11,439
4.57%, due February 1, 2028 *	17,486	17,601	17,639
5.09%, due July 1, 2029	5,092	5,214	5,254
5.09%, due July 1, 2029	3,568	3,653	3,681
3.60%, due January 2, 2030 *	6,309	6,350	6,364
3.48%, due February 1, 2030	14,584	14,682	14,714
3.50%, due July 1, 2030 *	5,014	5,046	5,057
4.33%, due August 1, 2030	16,151	16,244	16,274
4.51%, due April 1, 2034	13,606	13,688	13,715
Nonrecourse mortgage loans	161,501	162,768	163,185
Debt issuance costs	(2,038)	(2,113)	(2,137)
Nonrecourse mortgage loans, net of debt issuance costs	$159,463	$160,655	$161,048

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.18% as of March 31, 2021, December 31, 2020 and November 30, 2020. As of March 31, 2021, INDUS was a party to thirteen interest rate swap agreements with notional amounts totaling $97,142, $97,868 and $98,108 at March 31, 2021, December 31, 2020 and November 30, 2020, respectively, related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2021 first quarter, INDUS recognized a gain, included in other comprehensive income, of $3,479 on its interest rate swap agreements. In the 2020 first quarter, INDUS recognized a loss, included in other comprehensive loss, of $6,467, before taxes, on its interest rate swap agreements. As of March 31, 2021, $1,972 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of March 31, 2021, the net fair value of INDUS’s interest rate swap agreements was a liability of $5,287, with $249 included in other assets and $5,536 included in other liabilities on

INDUS’s consolidated balance sheet. Interest expense related to INDUS’s interest rate swap agreements in the 2021 first quarter and 2020 first quarter was $488 and $135 (before tax), respectively.

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

See Note 11 on INDUS entering into a construction loan subsequent to March 31, 2021.

6.     Revolving Credit Agreements

On March 17, 2021, INDUS executed an amendment (the “Revolving Credit Line Amendment”) to its $19,500 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank, N.A. (“Webster Bank”) that is scheduled to expire on September 30, 2021, with an option to extend for an additional year through September 30, 2022. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $19,500 to $35,000, while adding 160 International Drive and 180 International Drive, two industrial/logistics buildings totaling approximately 283,000 square feet in the Charlotte, North Carolina area, to the collateral for the Amended Webster Credit Line. Interest on borrowings under the Amended Webster Credit Line remains the same at the one-month LIBOR rate plus 2.50%, however, the Revolving Credit Line Amendment amends the Amended Webster Credit Line interest rate to include a provision that the one-month LIBOR rate cannot be less than zero. In the event that Webster Bank determines that LIBOR is no longer available, the Amended Webster Credit Line contemplates that Webster Bank shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the Revolving Credit Line Amendment, INDUS must maintain: (a) a maximum loan to value ratio not to exceed 70%; (b) a minimum liquidity, as defined in the Revolving Credit Line Amendment, of $5,000; and (c) a fixed charge coverage ratio, defined as EBITDA minus cash income taxes and dividends paid divided by debt service (the “Fixed Charge Coverage Ratio”), of at least 1.1 to 1.0.

In addition to the two industrial/logistics properties in the Charlotte area, the collateral pool for the Amended Webster Credit Line consists of the Company’s eight office/flex buildings aggregating approximately 224,000 square feet and two industrial/logistics buildings aggregating approximately 50,000 square feet in Connecticut and 170 Sunport. At March 31, 2021, there were no borrowings outstanding under the Amended Webster Credit Line, however, the Amended Webster Credit Line secured certain unused standby letters of credit aggregating $125 that are related to INDUS's development activities.

INDUS also has a credit line of $15,000 with Webster Bank that is to be used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line is unsecured, expires on September 30, 2021 with an option to extend for an additional year through September 30, 2022, and may be used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line are at the one-month LIBOR rate plus 2.75%. In the event that LIBOR is no longer readily determinable or available, the Acquisition Credit Line contemplates that Webster Bank shall transition to an alternate rate of interest to the LIBOR rate taking into account the then prevailing standards in the market for determining interest rates for commercial loans made by financial institutions in the United States at such time. Amounts borrowed under the Acquisition Credit Line are expected to be repaid with proceeds from long-term financing of the property acquired. If amounts borrowed under the Acquisition Credit Line are not repaid within 135 days from the date the properties are acquired, INDUS has agreed to either repay the portion of the Acquisition Credit Line allocable to such advance or execute a first-lien mortgage in favor of Webster Bank. Under the terms of the Acquisition Credit Line, INDUS must maintain: (i) a minimum debt service coverage ratio of the aggregate acquired property (as defined in the Acquisition Credit Line) equal to or greater than 1.25 times; (ii) a minimum net worth of not less than $80,000; (iii) a minimum liquidity, as defined in the Acquisition Credit Line, of $5,000; (iv) a ratio of total debt plus preferred stock, to total assets not to exceed 50% of the total fair market value of INDUS’s assets; and (v) a Fixed Charge Coverage Ratio of at least 1.1 to 1.0. At March 31, 2021, there were no borrowings outstanding under the Acquisition Credit Line.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Net (loss) income	$(768)	$(286)	$1,981	$(255)

Weighted average shares outstanding for computation of basic per share results	6,236,000	5,088,000	5,663,000	5,075,000
Incremental shares from assumed exercise of stock options (a)	—	—	181,000	—
Adjusted weighted average shares for computation of diluted per share results	6,236,000	5,088,000	5,844,000	5,075,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the 2021 first quarter, 2020 first quarter and month ended December 31, 2019 would have been 95,000, 52,000, and 51,000, respectively. For the 2021 first quarter, there was a Warrant for the purchase of 515,747 shares of Common Stock, as adjusted for the stock dividend in the 2021 first quarter, that was anti-dilutive.

Equity Compensation Plans

Stock Options

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

Stock options issued expire ten years from the grant date. In accordance with the 2009 Stock Option Plan, stock options issued to non-employee directors upon their initial election to the board of directors were fully exercisable immediately upon the date of the option grant. Stock options granted to non-employee directors upon their re-election to the board of directors vest on the second anniversary from the date of grant. Stock options granted to employees vest in equal installments on the third, fourth and fifth anniversaries from the date of grant. None of the stock options outstanding at March 31, 2021 may be exercised as stock appreciation rights.

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

There were no options granted in the 2021 first quarter. The following options were granted by INDUS in the 2020 first quarter under the 2020 Incentive Award Plan and the 2009 Stock Option Plan:

	For the Three Months Ended
	Mar. 31, 2020
		Fair Value per
	Number of	Option at
	Shares	Grant Date
Non-employee directors	102,906	$12.29 - 14.17

Number of option holders at March 31, 2021	28

For all periods presented, the forfeiture rate for directors ranged from 0% to 2%, the forfeiture rate for executives was 17.9% and the forfeiture rate for employees was 38.3%. The rates utilized were based on the historical activity of the grantees.

As of March 31, 2021, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2021	$343
Fiscal 2022	$374
Fiscal 2023	$231
Fiscal 2024	$111
Fiscal 2025	$15

A summary of INDUS’s stock option activity is as follows:

	For the Three Months Ended
	Mar. 31, 2021		Mar. 31, 2020
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	246,150	$36.06	189,822	$28.23
Adjustment for stock dividend	5,413	$34.29	—	$—
Granted	—	$—	102,906	$46.32
Exercised	(233)	$26.31	—	$—
Outstanding at end of period	251,330	$35.28	292,728	$34.59

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	March 31, 2021	Exercise Price	(in years)	Value
$23.00 - $28.00	111,313	$26.25	4.9	$3,775
$28.00 - $32.00	14,073	$29.84	4.3	427
$32.00 - $47.00	125,944	$43.88	8.7	2,050
	251,330	$35.28	6.8	$6,252

Vested options	101,941	$27.88	5.0	$3,291

Restricted Stock Units

Under the 2020 Incentive Award Plan, in the 2021 first quarter, INDUS granted 17,016 restricted stock units of Common Stock (“RSUs”) to certain employees. The grant date fair value of 8,508 RSUs related to a time-based vesting schedule was $63.15 and the grant date fair value of 8,508 RSUs related to Company performance was $80.03, for a weighted average grant date fair value of $71.59.

The time-based RSUs granted effective February 1, 2021, subject to the recipient’s continued employment, will vest over three years in equal installments on February 1 of each year beginning in 2022. The performance based RSUs granted in fiscal 2021 will vest after a period of three years and be measured over the three-year period on pre-

established goals. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

As of March 31, 2021, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of Fiscal 2021	$403
Fiscal 2022	$379
Fiscal 2023	$285
Fiscal 2024	$23

Compensation expense and related tax benefits for stock options and restricted stock units were as follows:

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Compensation expense	$214	$122	$41	$19

Related tax benefit	$—	$28	$—	$4

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Three Months Ended		For the Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Balance at beginning of period	$(7,855)	$(2,540)	$(8,051)	$(3,141)
Other comprehensive gain (loss) before reclassifications	2,991	(4,964)	14	568
Amounts reclassified	488	103	182	33
Net activity for other comprehensive gain (loss)	3,479	(4,861)	196	601
Balance at end of period	$(4,376)	$(7,401)	$(7,855)	$(2,540)

Changes in accumulated other comprehensive income (loss), net are as follows:

	For the Three Months Ended
	Mar. 31, 2021			Mar. 31, 2020
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$488	$—	$488	$135	$(32)	$103

Change in other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	2,991	—	2,991	(6,602)	1,638	(4,964)

Other comprehensive income (loss)	$3,479	$—	$3,479	$(6,467)	$1,606	$(4,861)

	For the Month Ended
	Dec. 31, 2020			Dec. 31, 2019
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net income (loss):
Loss on cash flow hedges (interest expense)	$182	$—	$182	$43	$(10)	$33

Change in other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	14	—	14	739	(171)	568

Other comprehensive income (loss)	$196	$—	$196	$782	$(181)	$601

Special Dividend

On January 13, 2021, INDUS declared a dividend to distribute the E&P Distribution, which was based on the Company’s estimated taxable income through December 1, 2020. The E&P Distribution was made on March 8, 2021 in the amount of $11,250 or $1.99 per share to holders of record as of January 22, 2021. The E&P Distribution was a special dividend paid in a combination of cash and shares of the Company’s Common Stock. The cash portion of the E&P Distribution paid to stockholders was $3,404 and 125,212 shares of Common Stock were issued.

8.     Leases

The Company’s rental revenue reflects the leasing of industrial/logistics and, to a lesser extent, office/flex space and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’s leases with its tenants are classified as operating leases.

The following is a schedule of minimum future cash rentals on leases as of March 31, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of fiscal 2021	$20,973
2022	27,244
2023	24,068
2024	21,187
2025	17,660
Later years	29,489
$140,621

In 2016, INDUS entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to the Company. The New York Office Lease was approved by the Audit Committee of INDUS’s Board of Directors and the lease rates under the sublease were at market rate at the time the sublease was signed.

Expenses related to operating leases were $35 in each of the 2021 and 2020 first quarters. The weighted average remaining lease term for INDUS’s operating leases as of March 31, 2021, was 5.5 years.

Maturities of lease liabilities as of March 31, 2021 are as follows:

Balance of Fiscal 2021	$103
Fiscal 2022	143
Fiscal 2023	140
Fiscal 2024	141
Fiscal 2025	140
Fiscal 2026	117
Total undiscounted payments	784
Less: imputed interest	(73)
Present value of minimum lease payments	$711

9.    Supplemental Financial Statement Information

Other Assets

INDUS's other assets are comprised of the following:

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
Deferred rent receivable	$6,802	$6,700	$6,610
Deferred leasing costs, net	6,667	5,352	5,453
Proceeds from sales of real estate assets held in escrow	1,993	1,993	1,993
Intangible assets, net	1,992	2,126	2,170
Prepaid expenses	1,968	2,618	3,206
Deposits	1,579	1,163	1,078
Mortgage escrows	689	558	491
Right-of-use assets	679	707	716
Accounts receivable (primarily leases)	599	254	499
Deferred financing costs related to revolving lines of credit	331	162	180
Registration statement costs	—	—	281
Interest rate swap assets	249	—	—
Furniture, fixtures and equipment, net	216	181	183
Other	345	323	285
Total other assets	$24,109	$22,137	$23,145

Accounts Payable and Accrued Liabilities

INDUS's accounts payable and accrued liabilities are comprised of the following:

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
Accrued construction costs and retainage	$1,817	$94	$439
Accrued lease commissions	1,748	233	269
Trade payables	1,149	1,093	914
Accrued interest payable	594	580	584
Accrued salaries, wages and other compensation	306	1,027	1,130
Other	870	642	756
Total accounts payable and accrued liabilities	$6,484	$3,669	$4,092

Other Liabilities

INDUS's other liabilities are comprised of the following:

	Mar. 31, 2021	Dec. 31, 2020	Nov. 30, 2020
Interest rate swap liabilities	$5,536	$8,766	$8,962
Deferred compensation plan	4,529	4,335	4,170
Prepaid rent from tenants	1,433	1,345	1,435
Lease liabilities	711	739	748
Security deposits of tenants	693	710	690
Intangible liability, net	667	695	705
Contingent value rights liability	501	656	681
Conditional asset retirement obligations	161	161	161
Other	160	160	100
Total other liabilities	$14,391	$17,567	$17,652

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,723 and $93 in the 2021 first quarter and 2020 first quarter, respectively. Accounts payable and accrued liabilities related to additions to real estate assets decreased by $345 and $966 in the months of December 2020 and December 2019, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Month Ended
Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
$1,691	$1,684	$576	$579

Warrants and Contingent Value Rights

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

On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Conversant is entitled to a one-time cash payment in the event that INDUS’s volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Conversant in respect of each common share (the “Common Shares Purchase Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Conversant is entitled to a one-time cash payment per contingent value right (“CVR”) calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed $2,523, which is 10% of the total paid by Conversant to purchase the Common Stock.

The Warrant is exercisable from the date of issuance and has a term of three years. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrant is subject to appropriate adjustments in the event of certain stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. Upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of Common Stock in such fundamental transaction is greater or less than the Exercise Price. In addition, if such Fundamental Transaction occurs prior to the one-year anniversary of the date of the Warrant, and the price per share of one share of Common Stock in such Fundamental Transaction is less than the Exercise Price, or if it is greater than the Exercise Price but less than the purchase price paid by the holder per Warrant Share, then the holder will be entitled to receive a cash payment up to an amount equal to the purchase price paid by the holder per Warrant Share in respect of any unexercised portion of the Warrant.

Both the Warrant and the CVRs are derivative financial instruments and reported as liabilities at their fair values on INDUS’s consolidated balance sheet as of March 31, 2021 (see Note 3). Although the fair value of the Warrant was $8,685 as of March 31, 2021, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018.

Income Taxes

As discussed above (see Note 1), INDUS intends to elect to be taxed as a REIT for the taxable year ending December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. Provided the Company qualifies for taxation as a REIT, it generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from a taxable REIT subsidiary will be subject to federal, state and local income taxes. If INDUS fails to qualify as a REIT in any taxable year, and it is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income will be subject to regular federal corporate income tax, and it may not be able to qualify as a REIT for four subsequent taxable years. Additionally, even if INDUS qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. INDUS may also be subject to a corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to built-in gains with respect to assets that were owned on January 1, 2021.

In connection with the election to be taxable as a REIT for the taxable year ending December 31, 2021, INDUS reassessed its deferred tax assets and deferred tax liabilities during the fourth quarter of fiscal 2020, which resulted in de-recognizing all of its deferred tax assets and deferred tax liabilities prior to December 31, 2020. Accordingly, there is no income tax benefit reflected in the Company’s results of operations for the 2021 first quarter.

INDUS’s income tax benefit was $85 in the 2020 first quarter reflecting an effective tax rate of 23.0%. The effective tax benefit rate for the 2020 first quarter reflected the federal statutory income tax rate of 21% adjusted for effects of permanent differences and state income taxes.

INDUS’s federal income tax returns for fiscal 2017, fiscal 2018 and fiscal 2019 are open to examination by the Internal Revenue Service.

10.    Commitments and Contingencies

As of March 31, 2021, INDUS had committed purchase obligations of approximately $32,446, principally related to the construction of: (a) an approximately 141,000 square foot industrial/logistics building and site work in Charlotte, North Carolina (the “Charlotte Build-to-Suit”); (b) an approximately 103,000 square foot industrial/logistics building in the Lehigh Valley of Pennsylvania being built on speculation; and (c) an approximately 234,000 square foot industrial/logistics building in Connecticut that is 67% pre-leased, as well as improvements of its real estate assets.

From time to time, INDUS is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after March 31, 2021, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended March 31, 2021, other than the disclosures herein.

On April 13, 2021, INDUS closed on the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”) for a purchase price of $5,250, before transaction costs. The Jetport Land is a replacement property as part of a Section 1031 Like-Kind Exchange (“1031 Like-Kind Exchange”) under the Internal Revenue Code. INDUS acquired the Jetport Land utilizing approximately $1,993 of proceeds from the 1031 Like-Kind Exchanges held in escrow from the sales of one of its office/flex buildings and two smaller land parcels in November 2020. The balance of the purchase price was paid from the Company’s cash on hand. INDUS plans to construct two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. to provide a portion of the funds for the development costs of the Charlotte Build-to-Suit. Total borrowings under the JPM Construction Loan will be the lesser of $28,400 or 67.5% of the project cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan is at one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc.) (“INDUS” or the “Company”) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial/logistics properties in select supply-constrained and high growth markets in the United States. The Company seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. Although the Company’s real estate holdings primarily consist of industrial/logistics properties, INDUS also owns a limited number of office/flex properties and undeveloped land parcels. The Company may sell certain office/flex properties or portions of its undeveloped land that it has owned for an extended time and the use of which is not consistent with the Company’s core industrial and logistics strategy.

On December 31, 2020, INDUS changed its name from Griffin Industrial Realty, Inc. INDUS intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2021. In connection with the anticipated REIT election, the Company changed its fiscal year end from November 30 to December 31, effective for the fiscal year that started on January 1, 2021 and will end on December 31, 2021 (“fiscal 2021”). As a result of the change in fiscal year, there was a one-month transition period of December 1, 2020 through December 31, 2020 (the “Transition Period”). The Company’s unaudited consolidated results of operations, consolidated balance sheet and consolidated statement of cash flows for the Transition Period are reported in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations. The three months ended March 31, 2020 are referred to as the “2020 first quarter.”

The significant accounting policies and methods used in the preparation of INDUS’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of INDUS’s audited consolidated financial statements for its fiscal year ended November 30, 2020 (“fiscal 2020”) included in INDUS’s Annual Report on Form 10-K (“Form 10-K”) as filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2021.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. INDUS regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense and the valuation of derivative instruments and financial instruments. INDUS bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by INDUS may differ materially and adversely from INDUS’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The significant accounting estimates used by INDUS in the preparation of its financial statements for the three months ended March 31, 2021 (the “2021 first quarter”) are consistent with those used by INDUS to prepare its consolidated financial statements for fiscal 2020.

Summary

The Company incurred a net loss of approximately $0.8 million in the 2021 first quarter, as compared to a net loss of approximately $0.3 million for the 2020 first quarter. The higher net loss in the 2021 first quarter, as compared to the 2020 first quarter, principally reflected increases of approximately $0.9 million and $0.5 million in general and administrative expenses and operating expenses of rental properties, respectively, and a decrease of approximately $0.6 million in gain on sales of real estate assets in the 2021 first quarter, as compared to the 2020 first quarter, partially offset by an approximately $1.2 million increase in rental revenue in the 2021 first quarter, as compared to the 2020 first quarter. The 2021 first quarter also included a gain of approximately $0.3 million from the change in the fair value of financial instruments that were issued on August 24, 2020 in connection with the sale of the Company’s common stock, par value $0.01 per share (“Common Stock”).

The Company’s net operating income (“NOI”), which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to approximately $7.0 million in the 2021 first quarter from approximately $6.3 million in 2020 first quarter, reflecting the increase in rental revenue partially offset by the increase in operating expenses of rental properties. The increase in rental revenue was due mostly to leasing of first generation space. The increase in operating expenses principally reflected higher costs for snow removal. NOI is not a financial measure in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

The increase in general and administrative expenses in the 2021 first quarter, as compared to the 2020 first quarter, principally reflected higher expenses related to the Company’s non-qualified deferred compensation plan in the 2021 first quarter as compared to the 2020 first quarter. In the 2021 first quarter, sales of real estate assets reflected nine of the remaining sixteen residential lots from the Company’s residential subdivision (“Stratton Farms”) in Suffield, Connecticut being sold at a minimal gain, whereas sales of real estate assets in the 2020 first quarter reflected a gain of approximately $0.6 million from the sale of approximately seven acres of undeveloped land in Windsor, Connecticut (the “2020 Windsor Land Sale”).

Results of Operations

Impact of Covid-19

Since March 2020, the world has been impacted by the coronavirus (COVID-19) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. Recently, COVID-19 has disrupted the availability, supply and costs of raw materials, particularly the increased cost and decreased availability of structural steel, which could result in an increase in the Company’s cost of construction and a delay in the completion of the Company’s projects. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 first quarter as over 99% of cash rent due each month in the 2021 first quarter, inclusive of rent relief agreements, was collected. In the 2021 first quarter, the Company entered into an agreement with the tenant that leases the approximately 7,200 square foot restaurant building (included in the Company’s office/flex portfolio) providing for rent relief. The rent relief granted is less than $20,000 over the remainder of that tenant’s lease term. As a result of the pandemic, there could be additional reductions in the Company’s rental revenue, particularly with respect to its office/flex portfolio. Subsequent to the end of the 2021 first quarter, the Company and the tenant entered into a lease amendment whereby the tenant agreed to purchase the small restaurant building for approximately $0.6 million (see Liquidity and Capital Resources section below).

See Part I, Item 1A "Risk Factors" in the Company’s fiscal 2020 Form 10-K for further discussions of the possible impact of the COVID-19 pandemic on the Company’s business.

2021 First Quarter Compared to 2020 First Quarter

The Company’s total square footage and leased square footage of its industrial/logistics properties and its total real estate portfolio were as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Logistics Properties	Footage	Footage	Leased
As of March 31, 2021	4,206,000	4,174,000	99.2%
As of December 31, 2020	4,206,000	3,972,000	94.5%

Total Portfolio
As of March 31, 2021	4,599,000	4,454,000	96.8%
As of December 31, 2020	4,599,000	4,252,000	92.5%

As of March 31, 2021, the Company’s industrial/logistics square footage comprised 91.5% of its total square footage. The increase in the percentage of leased industrial/logistics space as of March 31, 2021, as compared to December 31, 2020, reflected the completion of several leases of first generation space aggregating approximately 202,000 square feet in the 2021 first quarter. These new leases included one lease in 160 International Drive (“160 International”) and two leases in 180 International Drive (“180 International”) that resulted in those two buildings, aggregating approximately 283,000 square feet and completed in November 2019, becoming fully leased at the end of the 2021 first quarter. Rental revenue from the leases executed in the 2021 first quarter is expected to commence by August 31, 2021 as tenants take occupancy upon completion of tenant improvements. There was no change in the amount of leased office/flex space during the 2021 first quarter, as the Company’s approximately 393,000 square feet of office/flex space, aggregating 8.5% of the Company’s total square footage, remained 71.3% leased as of March 31, 2021.

Rental revenue increased to approximately $10.1 million in the 2021 first quarter from approximately $8.9 million in the 2020 first quarter. The approximately $1.2 million increase in rental revenue in the 2021 first quarter, as compared to the 2020 first quarter, was principally due to increases in rental revenue of: (a) approximately $0.5 million and approximately $0.2 million from new leases of first generation space and second generation space, respectively, that commenced subsequent to the 2020 first quarter; (b) approximately $0.4 million from an increase in reimbursements of building operating expenses from tenants; and (c) approximately $0.2 million from increases in rent on leases renewed subsequent to March 31, 2020; partially offset by a decrease in rental revenue of approximately $0.1 million due to lease expirations.

Operating expenses of rental properties increased to approximately $1.6 million in the 2021 first quarter from approximately $1.1 million in the 2020 first quarter. The approximately $0.5 million increase in operating expenses of rental properties was due primarily to higher snow removal expenses in the 2021 first quarter, as compared to the 2020 first quarter. Most of the increase in snow removal expenses was reimbursed by tenants in the industrial/logistic buildings under the terms of their leases. Real estate taxes of approximately $1.4 million in the 2021 first quarter were essentially unchanged as compared to the 2020 first quarter.

The Company’s NOI and NOI on a cash basis (“Cash NOI”)1 for industrial/logistics properties (“Cash NOI of Industrial/Logistics Properties”) and for its total real estate portfolio for the 2021 first quarter and the 2020 first quarter were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
	First	First	First	First
	Quarter	Quarter	Quarter	Quarter
Rental revenue	$ 8,644	$ 7,327	$ 10,087	$ 8,862
Operating expenses of rental properties	(1,066)	(633)	(1,633)	(1,172)
Real estate taxes	(1,249)	(1,163)	(1,447)	(1,381)
NOI	6,329	5,531	7,007	6,309
Noncash rental revenue including
straight-line rents	(396)	(309)	(437)	(532)
Cash NOI	$ 5,933	$ 5,222	$ 6,570	$ 5,777

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	December	December	December	December
	2020	2019	2020	2019
Rental revenue	$ 2,868	$ 2,574	$ 3,345	$ 3,083
Operating expenses of rental properties	(338)	(412)	(497)	(681)
Real estate taxes	(416)	(385)	(482)	(458)
NOI	2,114	1,777	2,366	1,944
Noncash rental revenue including
straight-line rents	(232)	(115)	(250)	(157)
Cash NOI	$ 1,882	$ 1,662	$ 2,116	$ 1,787

The increases in NOI and Cash NOI principally reflected the increase in rental revenue, partially offset by the increase in operating expenses of rental properties as described above. See below for information regarding why the Company believes NOI and Cash NOI are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Depreciation and amortization of approximately $3.3 million in the 2021 first quarter was essentially unchanged as compared to the 2020 first quarter. An increase of approximately $0.1 million from the 2020 first quarter reflecting a full period of depreciation and amortization expense on 3320 Maggie Boulevard (“3320 Maggie”) and 170 Sunport Lane (“170 Sunport”), two industrial/logistics buildings in Orlando, Florida that were purchased in the 2020 first quarter, was offset by a decrease of approximately $0.1 million of depreciation expense related to the nursery farm in Quincy, Florida (the “Florida Farm”).

General and administrative expenses increased to approximately $3.0 million in the 2021 first quarter from approximately $2.1 million in the 2020 first quarter. The increase of approximately $0.9 million in general and administrative expenses in the 2021 first quarter, as compared to the 2020 first quarter, principally reflected an approximately $0.8 million increase in expense related to INDUS’s non-qualified deferred compensation plan and an approximately $0.1 million increase in all other general and administrative expenses. The expense increase related to INDUS’s non-qualified deferred compensation plan reflected the effect on participant balances of higher stock market performance in the 2021 first quarter, as compared to the 2020 first quarter, that resulted in an increase in the non-qualified deferred compensation plan liability in the 2021 first quarter, as compared to a decrease in the non-qualified deferred compensation plan liability in the 2020 first quarter.

1 INDUS defines “Cash NOI” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents and “Cash NOI of Industrial/Logistics Properties” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents, for industrial/logistics properties. Cash NOI and Cash NOI of Industrial/Logistics Properties are not financial measures in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes these are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

In the 2021 first quarter, the Company’s sale of nine residential lots at Stratton Farms for net proceeds of approximately $0.5 million was essentially break-even. In the 2020 first quarter, the Company completed the 2020 Windsor Land Sale for net cash proceeds of approximately $0.7 million and a gain of approximately $0.6 million. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

The 2021 first quarter income of approximately $0.3 million from the change in the fair value of financial instruments reflected the change in fair value of the Warrant (as defined below) and the CVR (as defined below) that were issued on August 24, 2020. Because the Warrant and the CVR each contain cash settlement provisions, they are reported as liabilities at their fair values on the INDUS’s consolidated balance sheet as of March 31, 2021 (see Note 3 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Although the fair value of the Warrant liability was approximately $8.7 million as of March 31, 2021, the maximum amount the Company would be required to pay if the Warrant were to be settled in cash is approximately $2.0 million. The CVR and the cash settlement feature of the Warrant expire on August  24, 2021, one year from the issuance date of each.

Interest expense decreased to approximately $1.7 million in the 2021 first quarter from approximately $1.8 million in the 2020 first quarter. The decrease of approximately $0.1 million in interest expense in the 2021 first quarter, as compared to the 2020 first quarter, principally reflected an approximately $0.1 million increase in capitalized interest in the 2021 first quarter, as compared to the 2020 first quarter.

As the Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the taxable year ending December 31, 2021, the Company did not record an income tax benefit in the 2021 first quarter on its pretax loss of approximately $0.8 million. In the 2020 first quarter, the Company had an income tax benefit of approximately $0.1 million that reflected the federal statutory rate of 21% (applicable to the Company at that time) on the pretax loss of approximately $0.4 million adjusted for the effects of permanent differences and state income tax benefits.

Transition Period

In December 2020, the Company had net income of approximately $2.0 million, as compared to a net loss of approximately $0.3 million in December 2019. The net income in December 2020, as compared to the December 2019 net loss, principally reflected income of approximately $2.8 million from the change in fair value of derivative instruments along with an approximately $0.3 million increase in rental revenue and an approximately $0.2 million decrease in operating expenses of rental properties, partially offset by an approximately $0.5 million increase in general and administrative expenses and approximately $0.3 million of other expense in December 2020.

The approximately $0.3 million increase in rental revenue in December 2020, as compared to December 2019, principally reflected more space under lease in December 2020 than in December 2019 due primarily to leasing previously vacant space in 2020 and rental revenue from 3320 Maggie and 170 Sunport, the industrial/logistics buildings in Orlando that were purchased in the 2020 first quarter. The approximately $0.2 million decrease in operating expenses of rental properties in December 2020, as compared to December 2019, principally reflected higher snow removal expenses in December 2019. The approximately $0.5 million increase in general and administrative expenses in December 2020, as compared to December 2019, principally reflected expenses, primarily legal fees, related to the Company’s decision to operate as a REIT effective on January 1, 2021.

The approximately $2.8 million of income from the change in fair value of derivative instruments in December 2020 reflected the change in fair value of the Warrant and the CVR that were issued on August 24, 2020. The approximately $0.3 million other expense in December 2020 reflected the write-off of deferred costs related to the universal shelf registration filed with the SEC in 2018 (the “2018 Shelf Registration”). As the 2018 Shelf Registration was terminated as a result of the completion, in December 2020, of an internal merger to reincorporate in Maryland, the deferred costs related to the 2018 Shelf Registration were written off.

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

These measures exclude expenses that materially impact the Company’s overall results of operations and, therefore, should not be considered as substitute measures derived in accordance with U.S. GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.

Certain of these measures may be calculated based on or substantially in accordance with definitions set forth by The National Association of Real Estate Investment Trusts (“Nareit”). Nareit is widely recognized as a representative organization for REITs and real estate companies with an interest in U.S. real estate. Nareit’s members are REITs and other real estate companies throughout the world that own, operate, and finance income-producing real estate, as well as those firms and individuals who advise, study, and service those businesses. For periods prior to the Company’s conversion to a REIT, the Company further adjusts Nareit definitions to remove the impact of income tax benefits or provisions in order to enhance the comparability of the Company’s performance prior to its conversion to a REIT with its performance following its conversion to a REIT. This tax adjustment was not required for the 2021 first quarter.

NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties

NOI is a non-GAAP measure that includes the rental revenue, operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on the sale of real estate assets and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI in a similar manner and, as such, the Company’s NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of the Company’s performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	2021	2020
	First	First	December	December
	Quarter	Quarter	2020	2019
Net (loss) income	($ 768)	($ 286)	$ 1,981	($ 255)
Income tax benefit	-	(85)	-	(76)
Pretax (loss) income	(768)	(371)	1,981	(331)
Exclude:
Depreciation and amortization expense	3,343	3,306	1,122	1,059
General and administrative expenses	2,970	2,143	1,172	629
Interest expense	1,749	1,840	602	589
Change in fair value of financial instruments	(260)	-	(2,785)	-
Gain on sales of real estate assets	(20)	(584)	-	-
Other expense	-	-	281	-
Investment income	(7)	(25)	(7)	(2)
NOI	7,007	6,309	2,366	1,944
Noncash rental revenue including straight-line rents	(437)	(532)	(250)	(157)
Cash NOI	$ 6,570	$ 5,777	$ 2,116	$ 1,787

NOI	$ 7,007	$ 6,309	$ 2,366	$ 1,944
Exclude:
Rental revenue from non-industrial/logistics properties	(1,443)	(1,535)	(477)	(509)
Operating expenses of non-industrial/logistics properties	567	539	159	269
Real estate taxes of non-industrial/logistics properties	198	218	66	73
NOI of industrial/logistics properties	6,329	5,531	2,114	1,777
Noncash rental revenue including straight-line rents of industrial/logistics properties	(396)	(309)	(232)	(115)
Cash NOI of Industrial/Logistics Properties	$ 5,933	$ 5,222	$ 1,882	$ 1,662

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

The Company defines FFO as Nareit FFO, plus an adjustment to remove the impact of an income tax benefit or provision in the periods prior to January 1, 2021. The Company includes the adjustment for income taxes because, beginning with the taxable year ending December 31, 2021, the Company intends to elect to be taxed as a REIT and believes including this adjustment enhances the comparability of the Company’s results for periods prior to this tax election. The Company believes it is useful to investors to have enhanced transparency into the way in which its management evaluates operating performance to prior comparable periods and with that of other REITs. This tax adjustment was not required for the 2021 first quarter.

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

Below is a reconciliation of FFO, Core FFO and Cash Core FFO to net (loss) income as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	For the Three Months Ended		For the One Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Net (loss) income	($ 768)	($ 286)	$ 1,981	($ 255)
Exclude:
Depreciation and amortization expense	3,343	3,306	1,122	1,059
Non-real estate depreciation & amortization expense	(16)	(20)	(6)	(6)
Gain on sales of real estate assets	(20)	(584)	-	-
Income tax provision (benefit)	-	(85)	-	(76)
FFO	2,539	2,331	3,097	722
Exclude:
General and administrative expenses related to REIT conversion (1)	207	109	430	-
Change in fair value of financial instruments	(260)	-	(2,785)	-
Other expense	-	-	281	-
Core FFO	2,486	2,440	1,023	722
Exclude:
Noncash rental revenue including straight-line rents	(437)	(532)	(250)	(157)
Amortization of debt issuance costs	166	105	42	34
Noncash compensation expenses	390	(490)	197	100
Non-real estate depreciation & amortization expense	16	20	6	6
Cash Core FFO	$ 2,621	$ 1,543	$ 1,018	$ 705

(1)	For the three months ended March 31, 2021, includes legal fees of $201 and consulting costs of $6. For the three months ended March 31, 2020, includes consulting costs related to compensation and recruitment of personnel of $109. For the one month ended December 31, 2020, includes legal fees of $398 and consulting costs related to compensation and recruitment of personnel of $32.

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

A reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre is as follows:

(dollars in thousands)	For the Three Months Ended		For the One Month Ended
	Mar. 31, 2021	Mar. 31, 2020	Dec. 31, 2020	Dec. 31, 2019
Net (loss) income	($ 768)	($ 286)	$ 1,981	($ 255)

Interest expense	1,749	1,840	602	589
Depreciation and amortization expense	3,343	3,306	1,122	1,059
Gain on sales of real estate assets	(20)	(584)	-	-
Income tax provision (benefit)	-	(85)	-	(76)
EBITDAre	4,304	4,191	3,705	1,317

General and administrative expenses related to REIT Conversion (1)	207	109	430	-
Noncash compensation expenses	390	(490)	197	100
Change in fair value of financial instruments	(260)	-	(2,785)	-
Other expense	-	-	281	-
Adjusted EBITDAre	$ 4,641	$ 3,810	$ 1,828	$ 1,417

(1)	For the three months ended March 31, 2021, includes legal fees of $201 and consulting costs of $6. For the three months ended March 31, 2020, includes consulting costs related to compensation and recruitment of personnel of $109. For the one month ended December 31, 2020, includes legal fees of $398 and consulting costs related to compensation and recruitment of personnel of $32.

Off Balance Sheet Arrangements

INDUS does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $1.1 million in the 2021 first quarter, as compared to approximately $1.2 million in the 2020 first quarter. The approximately $0.1 million decrease in net cash provided by operating activities in the 2021 first quarter, as compared to the 2020 first quarter, principally was the result of changes in assets and liabilities.

Net cash used in investing activities was approximately $1.0 million in the 2021 first quarter, as compared to approximately $15.2 million in the 2020 first quarter. The net cash used in investing activities in the 2021 first quarter reflected: (a) cash payments of approximately $1.2 million for additions to real estate assets; and (b) cash payments of approximately $0.3 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers); partially offset by (c) cash proceeds of approximately $0.5 million from the sale of nine Stratton Farms residential lots. The approximately $1.2 million of cash payments for additions to real estate assets in the 2021 first quarter reflected approximately $0.9 million for new building construction (including site work) and approximately $0.3 million for building improvements, mostly at 170 Sunport for renovations to upgrade that building to attract new tenants. The cash payments for new construction (including site work) in the 2021 first quarter reflected approximately $0.6 million for a build-to-suit project (the “Charlotte Build-to-Suit”) on the Company’s 44 acre parcel of land in Charlotte, North Carolina (the “Charlotte Land”) (see below) and approximately $0.3 million for the start of construction of an approximately 103,000 square foot industrial/logistics building on an approximately 14 acre parcel of land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019 (see below). The Company expects construction of the building on Chapmans Road to be completed by September 30, 2021 at an estimated cost (before tenant improvements) of approximately $8.9 million.

The net cash used in investing activities in the 2020 first quarter reflected: (a) cash payments totaling approximately $13.7 million for the acquisitions of 3320 Maggie and 170 Sunport; (b) cash payments of approximately $3.1 million for other additions to real estate assets; and (c) cash payments of approximately $0.2 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers); partially offset by (d) cash proceeds of approximately $1.0 million from a decrease in short-term investments; and (e) cash proceeds of approximately $0.7 million from the 2020 Windsor Land Sale.

The approximately $3.1 million of cash payments for additions to real estate assets in the 2020 first quarter reflected the following:

Tenant and building improvements related to leasing	$2.0 million
Development costs and infrastructure improvements	$0.7 million
New building construction (including site work)	$0.4 million

Cash payments for tenant and building improvements in the 2020 first quarter related to new leases signed in the latter part of fiscal 2019 and the 2020 first quarter, with approximately $1.4 million of such tenant and building improvements related to leases of first generation space. Cash payments for new building construction (including site work) in the 2020 first quarter reflected final payments of the construction costs for 160 International and 180 International, which were completed in the 2019 fourth quarter. Cash payments in the 2020 first quarter for development costs and infrastructure improvements principally reflected planning and design costs related to the Charlotte Land and Chapmans Road land parcels.

The $1.0 million of cash from the decrease in short-term investments in the 2020 first quarter reflected the maturity of Griffin’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank, N.A. (“Webster Bank”).

Net cash provided by financing activities was approximately $103.8 million in the 2021 first quarter, as compared to approximately $24.1 million in the 2020 first quarter. The net cash provided by financing activities in the 2021 first quarter reflected approximately $108.7 million from the sale of Common Stock, partially offset by (x) an approximately $3.4 million dividend payment; (y) approximately $1.3 million of principal payments on mortgage loans; and (z) approximately $0.3 million of payments of debt issuance costs.

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced upon the effective date of the Universal Shelf. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations. It is possible that the Company will not obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact the Company” and “Risk Factors-Risks Related to the Company’s Common Stock-Issuances or sales of the Company’s Common Stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of the Company’s Common Stock” included in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for fiscal 2020.

In the 2021 first quarter, under its Universal Shelf, INDUS completed an underwritten public offering of 1,927,049 shares of its Common Stock at a price to the underwriters of $56.85 per share. INDUS received net proceeds, after expenses, of approximately $108.7 million. The Company intends to use the proceeds from the sale of its Common Stock to finance its development pipeline and acquisitions and for other corporate purposes.

As of March 31, 2021, the Company has approximately $384.4 million available for issuance under its Universal Shelf.

Subsequent to the end of the 2021 first quarter, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. to provide a portion of the funds for the development costs of the Charlotte Build-to-Suit. Total borrowings under the JPM Construction Loan will be the lesser of $28.4 million or 67.5% of the total cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan is at one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit.

The net cash provided by financing activities in the 2020 first quarter reflected: (a) $15.0 million of proceeds from a mortgage loan; (b) proceeds of $11.1 million from a net increase in borrowings under the Company’s credit lines with Webster Bank; and (c) $2.5 million from the sale of Common Stock pursuant to a Stock Purchase Agreement with Gordon DuGan (see below); partially offset by (d) approximately $4.3 million of principal payments on mortgage loans; and (e) approximately $0.2 million of payments of debt issuance costs.

The 2020 first quarter mortgage proceeds reflected a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”). On January 23, 2020, two wholly owned subsidiaries of INDUS entered into the 2020 State Farm Mortgage, which is collateralized by 6975 Ambassador and 871 Nestle Way, two industrial/logistics buildings in the Lehigh Valley of Pennsylvania aggregating approximately 254,000 square feet. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020.

The net increase in cash of $11.1 million in the 2020 first quarter from the borrowings under the Company’s credit lines with Webster Bank reflected a net increase of $7.0 million under the Company’s Revolving Credit Line with Webster Bank for general corporate purposes and an increase of $4.1 million under the Company’s Acquisition Line of Credit with Webster Bank that was used to fund a portion of the purchase price of 3320 Maggie.

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

The approximately $4.3 million of principal payments on mortgage loans in the 2020 first quarter reflected approximately $3.2 million for the repayment of the mortgage loan on 871 Nestle Way and approximately $1.1 million of recurring principal payments on the Company’s nonrecourse mortgage loans.

Subsequent to the end of the 2021 first quarter, the Company entered into an agreement (the “Blue Hills Sale Agreement”) with the full-building tenant in 1985 Blue Hills Avenue (“1985 Blue Hills”), an approximately 165,000 square foot industrial/logistics building in Windsor, Connecticut, to sell 1985 Blue Hills and two adjacent parcels of undeveloped land aggregating approximately 39 acres to the tenant for a purchase price of $18.0 million. The completion of the sale contemplated under the Blue Hills Sale Agreement is subject to satisfactory completion of due diligence by the buyer. Under the terms of the Blue Hills Sale Agreement, closing on the sale is to take place upon 30 days written notice from INDUS to the buyer, but in no event shall it be later than December 15, 2021. There is no guarantee that the sale contemplated by the Blue Hills Sale Agreement will be completed under its current terms, or at all.

The Company also has several agreements in place for the sales of certain of its non-core real estate assets, which includes undeveloped land, a former nursery farm and certain office/flex properties. The total proceeds from these potential sales would be approximately $26.0 million if these transactions were completed under their current terms. There is no guarantee that any of these transactions will be completed under their current terms, or at all. The potential sales of non-core real estate assets currently under agreement reflect the following:

●	On December 10, 2019, the Company entered into an option agreement (the “East Granby/Windsor Option Agreement”) whereby the Company granted the buyer an exclusive option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. The option has been extended through December 10, 2021. The purchase price has a range from a minimum of $6.0 million to a maximum of $7.95 million based upon the projected amount of electricity to be generated from the site. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process and obtaining local and state approvals for that planned use of the land. Given these contingencies, it is possible that the land sale contemplated under the East Granby/Windsor Option Agreement will not be completed under its current terms, or at all.

●	On February 3, 2020, the Company entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres of Meadowood (the “Meadowood Land”). For a nominal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby the Company would receive net proceeds of approximately $5.4 million if the purchase option is exercised. The Meadowood Option Agreement granted the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. On February 3, 2021, the Conservation Organization exercised that six-month extension. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. Given these contingencies, it is possible that a sale of the Meadowood Land will not be completed under the current terms of the Meadowood Option Agreement, or at all.

●	On November 24, 2020 (subsequently amended on January 12, 2021 and February 5, 2021), the Company entered into an agreement (the “Stratton Agreement”) to sell, for a purchase price of $0.9 million, before transaction costs, its remaining sixteen lots in Stratton Farms. The Stratton Agreement, as amended, provides for the sale to take place in two phases: (i) nine lots were sold on February 19, 2021 for a purchase price of approximately $0.5 million, before transaction costs; and (ii) the remaining seven lots are scheduled to be sold for a purchase price of approximately $0.4 million, before transaction costs, with the closing to take place on or before August 6, 2021. There is no guarantee that the second phase of sales of this transaction will be completed under its current terms, or at all.

●	On February 10, 2021, the Company entered into an agreement (the “Southwick Land Sale Agreement”) to sell approximately 91 acres of undeveloped land in Southwick, Massachusetts for $5.25 million, before transaction costs. The land subject to the Southwick Land Sale Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land and closing on the land sale is subject to several significant contingencies, including the buyer obtaining governmental approvals for the planned use of the land. Given these contingencies, it is possible that the transaction contemplated under the Southwick Land Sale Agreement will not be completed under its current terms, or at all.

●	On March 31, 2021, the Company entered into an agreement (the “Florida Farm Sale Agreement”) to sell, for a purchase price of $1.1 million, before transaction costs, all real estate assets of the Florida farm previously used by Imperial Nurseries, Inc. prior to being shut down in fiscal 2009. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence. There is no guarantee that the transaction contemplated under the Florida Farm Sale Agreement will be completed under its current terms, or at all.

●	On April 5, 2021, the Company entered into an agreement (the “60 GRS Agreement”) to sell approximately 34 acres of undeveloped land in Bloomfield, Connecticut for $0.6 million, before transaction costs. Completion of this transaction is subject to significant contingencies, including the buyer’s completion of due diligence. There is no guarantee that the transaction contemplated under the 60 GRS Agreement will be completed under its current terms, or at all.

●	On April 20, 2021, the Company entered into the third amendment to the lease (the “Third Amendment”) with the tenant in the Company’s approximately 7,200 square foot restaurant building in Windsor, Connecticut (included in the Company’s office/flex portfolio). Under the terms of the Third Amendment, the tenant exercised its option to purchase the restaurant building for approximately $0.6 million with the closing to take place on or before May 31, 2021. There is no guarantee that the transaction contemplated under the Third Amendment will be completed under its current terms, or at all.

●	On April 28, 2021, the Company entered into an agreement (the “Windsor Office Sale Agreement ) to sell: (a) 5 and 7 Waterside Crossing, two adjacent multi-story office buildings aggregating approximately 161,000 square feet; (b) 21 Griffin Road North, an approximately 48,000 square foot office/flex building; and (c) 25 Griffin Road North, an approximately 8 acre parcel of undeveloped land, for a total purchase price of $6.6 million. The completion of the sale contemplated under the Windsor Office Sale Agreement is subject to satisfactory completion of due diligence by the buyer. There is no guarantee that the transaction contemplated under the Windsor Office Sale Agreement will be completed under its current terms, or at all.

●	On May 5, 2021, the Company entered into an agreement (the “East Granby Land Sale Agreement”) to sell approximately 8 acres of undeveloped land in East Granby, Connecticut for approximately $0.1 million, before transaction costs. Completion of this transaction is subject to significant contingencies, including the buyer’s completion of due diligence. There is no guarantee that the transaction contemplated under the East Granby Land Sale Agreement will be completed under its current terms, or at all.

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/logistics portion of its real estate portfolio, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, and infrastructure improvements required for future development of its real estate holdings. The following are the current projects in the Company’s acquisition and development pipeline:

●	In the 2021 first quarter, the Company entered into a fifteen-year lease agreement and a development agreement with Amazon for the Charlotte Build-to-Suit, a last-mile industrial/logistics facility. The Charlotte Build-to-Suit will utilize all of the development potential of the Charlotte Land and includes an approximately 141,000 square foot building. The Company estimates that the total development cost for the Charlotte Build-to-Suit will be between $30 and $40 million (excluding initial land cost) and expects to complete this facility by September 30, 2021. The 2021 JPM Construction Loan is expected to fund a portion of the development costs.

●	In the 2021 first quarter, the Company entered into a seven-year lease agreement with a leading global shipping and logistics company for approximately 156,000 square feet of a to-be-built approximately 234,000 square foot industrial/logistics building (“110 Tradeport”) on a parcel of the Company’s undeveloped land in New England Tradeport (“NE Tradeport”), the Company’s industrial park in Windsor and East Granby, Connecticut. Under the terms of the lease agreement, the tenant will relocate from its existing approximately 74,000 square foot space in one of the Company’s existing NE Tradeport industrial/logistics buildings into 110 Tradeport upon its completion, which is expected by June 30, 2022. The Company estimates that it will spend approximately

$15.3 million on the construction of 110 Tradeport and tenant improvements for the pre-leased space in this building.

●	On April 9, 2021, the Company entered into an agreement (the “Allentown Agreement”) to acquire an approximately 127,500 square foot fully leased industrial/logistics building in Allentown, Pennsylvania for a purchase price of $11.7 million, before transaction costs. Completion of this transaction is subject to satisfactory completion of due diligence by the Company. There is no guarantee that the building acquisition contemplated under the Allentown Agreement will be completed under its current terms, or at all.

●	In the 2021 first quarter, the Company commenced construction, on speculation, of an approximately 103,000 square foot industrial/logistics building on an approximately 14 acre parcel of undeveloped land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019. The Company started speculative construction of this building on Chapmans Road and expects the building to be completed by December 31, 2021. The Company estimates that construction costs for the building (excluding the cost of land and tenant improvements) will be approximately $9.0 million.

●	Subsequent to the end of the 2021 first quarter, the Company closed on the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”) for a purchase price of $5.25 million, before transaction costs. Approximately $2.0 million of the purchase price of the Jetport Land was paid using the proceeds that had been held in escrow from the sales in November 2020 of one of its office/flex buildings and two smaller land parcels under Section 1031 Like-Kind Exchanges under the Code. The balance of the purchase price was paid from the Company’s cash on hand. INDUS plans speculative construction of two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land. The Company estimates that construction cost (excluding the cost of land and tenant improvements) for the buildings expected to be built on the Jetport Land will be approximately $12.5 million.

●	On June 24, 2020, the Company entered into an agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley. On August 27, 2020, the Company entered into an agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including the Company obtaining all governmental approvals for its planned speculative development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. The Company estimates that construction costs for the building (excluding the cost of land and tenant improvements) expected to be developed on the land to be acquired under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be approximately $14.0 million. Given these contingencies, it is possible that the land acquisitions, as contemplated under the First Allentown Purchase and the Second Allentown Purchase Agreement, will not be completed under their current terms, or at all.

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. The total estimated spending for INDUS’s current and planned development and acquisition activities described above is approximately $107.1 million, with approximately $11.3 million spent as of April 15, 2021. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation real estate pricing and the impacts of the COVID-19 pandemic (see “Risk Factors-The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results or operations or stock price may be adversely impacted by the COVID-19 pandemic” included in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for fiscal 2020).

As of March 31, 2021, the Company had cash and cash equivalents of approximately $132.0 million. Management believes that its cash and cash equivalents as of March 31, 2021, cash generated from leasing operations and sales of real estate assets (if any), $50.0 million in borrowing capacity under its Amended Webster Credit Line and the Acquisition Credit Line and availability under the 2021 JPM Construction Loan will be sufficient to meet its working capital requirements, fund planned construction of industrial/logistics buildings, close on real estate acquisitions currently under agreement, make other investments in real estate assets, pay obligations, if any, under the Contingent Value Rights Agreement and the Warrant liability and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; expectations regarding the payment of dividends on the Company’s Common Stock; expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for fiscal 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

INDUS maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to INDUS’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), INDUS carried out an evaluation, under the supervision and with the participation of INDUS’s management, including INDUS’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of INDUS’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, INDUS’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in INDUS’s internal control over financial reporting during the Transition Period or INDUS’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, INDUS’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (File No. 333-252662) (the “Universal Shelf”) with the SEC that was declared effective by the SEC on February 22, 2022. Under the Universal Shelf, the Company may offer and sell up to $500,000,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commences upon the effective date of the Universal Shelf. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. As such, the offering under the Universal Shelf has not yet terminated to date.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same offering price. INDUS received net proceeds of approximately $108.7 million, after expenses, from the underwritten public offering completed in the 2021 first quarter. The Company intends to use the proceeds from the sale of its Common Stock to finance its development pipeline and acquisitions and for other corporate purposes. No payments of the net proceeds were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the expected use of the net proceeds as described in our Universal Shelf and the prospectus supplement for our March 5, 2021 offering.

The representatives of the underwriters to the March 5, 2021 offering were Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. From the effective date of the Universal Shelf through March 31, 2021, the Company incurred expenses of approximately $0.9 million in connection with the issuance and distribution of securities under the Universal Shelf. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.2†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.3†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.4	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.5	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.6	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.7	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.8	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.9	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.10	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.11	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.12	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.13	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.14	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.15	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.16	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.17	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.18	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.19	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.24	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.25	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.26	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.29	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.31	First Modification of Mortgage and Loan Documents between INDUS Development I, LLC, (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.32	Amended and Restated Secured Installment Note of INDUS Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.33	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.34	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.35	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.36	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.37	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.38	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.39	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.41	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.43†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.45	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.46	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.48	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.49	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.50	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.51	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.52	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.53†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.54	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.55	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.56	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.57	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.58	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.59	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.60	Fourth Modification Agreement between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Center Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.61	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.62	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.63	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.64	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.65	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.66†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.67†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.68	Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.69	Third Amendment to Revolving Line of Credit Loan Agreement between Griffin Industrial Realty, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.70	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.71	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.72	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.73	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.74	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.75†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.76†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.77†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.78	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.79	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.80	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.81	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.82	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.83	Contingent Value Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.3	8/28/20
10.87†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
10.88	Fourth Amendment to Revolving Line of Credit Loan Agreement, between INDUS Realty Trust, LLC and Webster Bank, N.A. dated as of March 17, 2021	8-K	001-12879	10.1	3/22/21
10.89	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: May 10, 2021	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: May 10, 2021	Anthony J. Galici
Executive Vice President and Chief Financial Officer
Principal Accounting Officer