Form 10-Q
period 2021-06-30
INDUS REALTY TRUST, INC.
filed 2021-08-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Number of shares of Common Stock outstanding at August 6, 2021: 7,722,437

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	June 30, 2021	Dec. 31, 2020
ASSETS
Real estate assets at cost, net	$315,292	$242,321
Cash and cash equivalents	66,200	28,124
Real estate assets held for sale, net	6,380	6,802
Other assets	22,362	22,137
Total assets	$410,234	$299,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$157,724	$160,655
Deferred revenue	7,028	9,586
Warrant liability	10,165	8,790
Accounts payable and accrued liabilities	13,328	3,669
Other liabilities	17,041	17,567
Total liabilities	205,286	200,267
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 and 10,000,000 shares authorized, respectively, 8,339,487 and 6,280,856 shares issued, respectively, and 7,721,671 and 5,663,040 shares outstanding, respectively	83	63
Additional paid-in capital	255,588	138,413
Accumulated deficit	(24,144)	(9,817)
Accumulated other comprehensive loss, net of tax	(4,892)	(7,855)
Treasury stock, at cost, 617,816 shares	(21,687)	(21,687)
Total stockholders' equity	204,948	99,117
Total liabilities and stockholders' equity	$410,234	$299,384

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Rental revenue	$9,836	$9,270	$19,923	$18,132

Expenses:
Operating expenses of rental properties	1,132	1,080	2,765	2,252
Real estate taxes	1,454	1,416	2,901	2,797
Depreciation and amortization expense	3,424	3,509	6,767	6,815
General and administrative expenses	2,724	2,413	5,694	4,556
Total operating expenses	8,734	8,418	18,127	16,420

Other income (expense):
Interest expense	(1,711)	(1,836)	(3,460)	(3,676)
Change in fair value of financial instruments	(979)	—	(719)	—
Gain on sales of real estate assets	322	115	342	699
Investment and other income	115	1	122	26
	(2,253)	(1,720)	(3,715)	(2,951)

Loss before income tax benefit	(1,151)	(868)	(1,919)	(1,239)
Income tax benefit	—	174	—	259
Net loss	$(1,151)	$(694)	$(1,919)	$(980)

Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.27)	$(0.19)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(1,151)	$(694)	$(1,919)	$(980)

Other comprehensive (loss) income, net of tax:
Reclassifications included in net loss	506	331	994	434
Unrealized (loss) gain on cash flow hedges	(1,022)	(1,115)	1,969	(6,079)
Total other comprehensive (loss) income, net of tax	(516)	(784)	2,963	(5,645)
Total comprehensive (loss) income	$(1,667)	$(1,478)	$1,044	$(6,625)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended June 30, 2021 and 2020

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at March 31, 2021	8,333,350	$83	$255,135	$(21,835)	$(4,376)	$(21,687)	$207,320
Stock-based compensation expense	—	—	291	—	—	—	291
Exercise of stock options	6,137	—	162	—	—	—	162
Common stock dividend, $0.15 per share	—	—	—	(1,158)	—	—	(1,158)
Net loss	—	—	—	(1,151)	—	—	(1,151)
Total other comprehensive income, net of tax	—	—	—	—	(516)	—	(516)
Balance at June 30, 2021	8,339,487	$83	$255,588	$(24,144)	$(4,892)	$(21,687)	$204,948

Balance at March 31, 2020	5,721,336	$57	$115,897	$378	$(7,401)	$(20,329)	$88,602
Stock-based compensation expense	—	—	160	—	—	—	160
Exercise of stock options	2,734	—	80	—	—	—	80
Net loss	—	—	—	(694)	—	—	(694)
Total other comprehensive loss, net of tax	—	—	—	—	(784)	—	(784)
Balance at June 30, 2020	5,724,070	$57	$116,137	$(316)	$(8,185)	$(20,329)	$87,364

For the Six Months Ended June 30, 2021 and 2020

	Shares of		Additional	(Deficit)	Accumulated Other
	Common Stock	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	6,280,856	$63	$138,413	$(9,817)	$(7,855)	$(21,687)	$99,117
Stock-based compensation expense	—	—	505	—	—	—	505
Exercise of stock options	6,370	—	168	—	—	—	168
Sale of common stock, net	1,927,049	19	108,657	—	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	—	(3,404)
Common stock dividend, $0.15 per share	—	—	—	(1,158)	—	—	(1,158)
Net loss	—	—	—	(1,919)	—	—	(1,919)
Total other comprehensive income, net of tax	—	—	—	—	2,963	—	2,963
Balance at June 30, 2021	8,339,487	$83	$255,588	$(24,144)	$(4,892)	$(21,687)	$204,948

Balance at December 31, 2019	5,668,043	$57	$113,275	$664	$(2,540)	$(20,329)	$91,127
Stock-based compensation expense	—	—	282	—	—	—	282
Exercise of stock options	2,734	—	80	—	—	—	80
Sale of common stock, net	53,293	—	2,500	—	—	—	2,500
Net loss	—	—	—	(980)	—	—	(980)
Total other comprehensive loss, net of tax	—	—	—	—	(5,645)	—	(5,645)
Balance at June 30, 2020	5,724,070	$57	$116,137	$(316)	$(8,185)	$(20,329)	$87,364

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(1,919)	$(980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,767	6,815
Noncash rental revenue including straight-line rents	(856)	(1,118)
Change in fair value of financial instruments	719	—
Stock-based compensation expense	505	282
Amortization of debt issuance costs	407	212
Gain on sales of real estate assets	(342)	(699)
Deferred income taxes	—	(259)
Changes in assets and liabilities:
Other assets	1,569	2,223
Accounts payable and accrued liabilities	(505)	(581)
Deferred revenue	(1,659)	(1,111)
Other liabilities	685	(330)
Net cash provided by operating activities	5,371	4,454

Investing activities:
Acquisitions of land and buildings	(60,100)	(13,670)
Additions to real estate assets	(10,388)	(5,825)
Proceeds from sales of real estate assets, net of expenses	3,141	880
Deferred leasing costs and other	(883)	(958)
Changes in short-term investments, net	—	1,011
Net cash used in investing activities	(68,230)	(18,562)

Financing activities:
Proceeds from sale of common stock	108,676	2,500
Dividends paid to stockholders	(4,562)	—
Principal payments on mortgage loans	(2,540)	(5,483)
Payment of debt issuance costs	(807)	(362)
Net repayment on revolving lines of credit	—	(3,000)
Proceeds from mortgage loans	—	20,100
Proceeds from exercise of stock options	168	80
Net cash provided by financing activities	100,935	13,835
Net increase (decrease) in cash and cash equivalents	38,076	(273)
Cash and cash equivalents at beginning of period	28,124	4,837
Cash and cash equivalents at end of period	$66,200	$4,564

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) (f/k/a Griffin Industrial Realty, Inc.) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. Although the Company’s real estate holdings primarily consist of industrial/logistics properties, it also owns a limited number of office/flex properties and undeveloped land parcels. INDUS periodically sells certain office/flex properties or portions of its undeveloped land that it has owned for an extended time and the use of which is not consistent with the Company’s core industrial and logistics strategy.

On December 30, 2020, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among INDUS, Griffin Industrial Realty, Inc., a Delaware corporation, and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger to reincorporate in Maryland. On December 30, 2020, following this merger, the Company changed its name to INDUS Realty Trust, Inc. On February 5, 2021, Griffin Industrial Maryland, LLC changed its name to INDUS Realty Trust, LLC and on June 28, 2021, was converted to INDUS RT, LP, a Maryland limited partnership.

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2021 (see Note 9). This decision was based on the Company’s consideration of ways to maximize stockholder value and generate growth opportunities as the Company continues to expand its industrial/logistics portfolio. On March 8, 2021, INDUS paid a special dividend to distribute the Company’s estimated accumulated earnings and profits (the “E&P Distribution”) based on the Company’s estimated taxable income through December 31, 2020 (see Note 7).

Through November 30, 2020, INDUS reported on a twelve month fiscal year that ended on November 30. On November 17, 2020, in connection with the anticipated election to become a REIT, the Company’s Board of Directors approved a change in the Company’s fiscal year from November 30 to December 31, effective beginning with the Company’s next fiscal year, which began on January 1, 2021 and will end on December 31, 2021 (“fiscal 2021”). As a result of this change, INDUS had a one-month transition period (the “Transition Period”) that began on December 1, 2020 and ended on December 31, 2020. The results of the Transition Period were reported in the Company’s Form 10-Q for the three months ended March 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2021.

The results of operations for the three months ended June 30, 2021 (the “2021 second quarter”) and the six months ended June 30, 2021 (the “2021 six month period”) are not necessarily indicative of the results to be expected for the full year. The three months and six months ended June 30, 2020 are referred to herein as the “2020 second quarter” and “2020 six month period,” respectively. The months included in the Company’s 2020 second quarter and 2020 six month period have been presented to conform to the months reflected in the 2021 second quarter and 2021 six month period.

INDUS’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if INDUS is the primary beneficiary of a variable interest entity (“VIE”). There have been no VIEs in which INDUS is not a primary beneficiary.

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Code, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. As discussed in Note 4, the VIE (including the Parked Property) is included in INDUS’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were two consolidated VIEs on INDUS's consolidated balance sheet as of June 30, 2021.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in INDUS’s audited consolidated financial statements for the fiscal year ended November 30, 2020 (“fiscal 2020”) included in INDUS’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.

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

COVID-19

Since March 2020, the world has been impacted by the coronavirus (“COVID-19”) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; development and spread of new variants of the virus; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. COVID-19 has also disrupted the availability, supply and costs of raw materials, particularly the increased cost of steel bar joists, insulation materials and PVC piping used in sitework, which has resulted in an increase in the Company’s cost of construction and a delay in completion of the Company’s construction projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 six month period as over 99% of cash rent due each month in the 2021 six month period, inclusive of rent relief agreements, was collected. In the 2021 first quarter, the Company entered into an agreement with a tenant that leased an approximately 7,000 square foot restaurant building that would have provided rent relief of approximately $20 over the remainder of that tenant’s lease term. Subsequent to that agreement, the building was sold. As a result of the pandemic there could be future reductions in the Company’s rental revenue, particularly with respect to its office/flex properties.

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

2. Sales of Common Stock

Public Offering

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company could offer and sell up to $500,000 of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced on February 22, 2021. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations.

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

As of June 30, 2021, the Company had approximately $384,377 available for issuance under its Universal Shelf. See Note 11 for the subsequent event related to INDUS’s Universal Shelf.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. INDUS’s consolidated balance sheet includes the Warrant liability and Contingent Value Rights (“CVR”) liability related to the private placement on August 24, 2020 (see Note 9). INDUS derived these values based on the Cox-Ross-Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, INDUS recognized these liabilities as Level 3 within the fair value hierarchy and they will be measured on a recurring basis.

The following are INDUS’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	June 30, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$134	$—
Interest rate swap liabilities	$—	$5,937	$—
Common stock warrant liability	$—	$—	$10,165
Contingent value rights liability	$—	$—	$—

	Dec. 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,766	$—
Common stock warrant liability	$—	$—	$8,790
Contingent value rights liability	$—	$—	$656

The amounts included in the consolidated financial statements for cash and cash equivalents, leasing receivables from tenants, accounts payable and accrued liabilities and interest rate swap assets and liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair values of the mortgage loans, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At June 30, 2021 and December 31, 2020, the carrying values of the mortgage loans were $157,724 and $160,655, respectively, and the fair values of the mortgage loans were $161,335 and $163,906, respectively.

The fair value of the Warrant liability was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the Warrant liability is as follows:

Warrant Liability
Expected volatility	46.63%
Risk free interest rate	0.28%
Expected term (in years)	2.15
Annual dividend yield	0.93%

Fair Value of Derivative Warrant Liability
Fair value at December 31, 2020	$8,790
Change in fair value	1,375
Fair value at June 30, 2021	$10,165

Although the fair value of the Warrant was $10,165 as of June 30, 2021, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018. On August 24, 2021, the cash settlement feature of the Warrant liability terminates and the fair value of the Warrant liability on that date will be reclassified to equity on INDUS’s consolidated balance sheet.

The fair value of the CVR liability (see Note 9) was estimated using a Monte Carlo simulation valuation methodology. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the CVR liability is as follows:

Contingent Value Rights Liability
Expected volatility	24.15%
Risk free interest rate	0.05%
Expected term (in years)	0.15
Annual dividend yield	—%

Fair Value of Contingent Value Rights Liability
Fair value at December 31, 2020	$656
Change in fair value	(656)
Fair value at June 30, 2021	$—

4.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	June 30, 2021	Dec. 31, 2020
Land		$45,464	$33,084
Land improvements	10 to 30 years	47,074	45,827
Buildings and improvements	10 to 40 years	279,235	233,250
Tenant improvements	Shorter of useful life or terms of related lease	35,249	34,899
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		22,306	4,036
Development costs		3,856	5,106
		444,142	367,160
Accumulated depreciation		(128,850)	(124,839)
		$315,292	$242,321

Total depreciation expense related to real estate assets were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Depreciation expense	$2,987	$3,049	$5,903	$5,950

On June 28, 2021, INDUS, through a consolidated VIE, purchased 7800 Tuckaseegee Road (“7800 Tuckaseegee”), an approximately 395,000 square foot industrial/logistics building in Charlotte, North Carolina for $42,514, including acquisition costs. On May 12, 2021, INDUS, through a consolidated VIE, purchased 6355 Farm Bureau Road (“6355 Farm Bureau”), an approximately 128,000 square foot industrial/logistics building in the Lehigh Valley of Pennsylvania for $11,928, including acquisition costs. For both acquisitions, INDUS provided all of the funding to the VIEs for the purchases and determined the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets and intangible assets (see Note 9) on a relative fair value basis. The acquisitions of 7800 Tuckaseegee and 6355 Farm Bureau were made utilizing Reverse 1031 Like-Kind Exchanges that were entered into at the time the properties were acquired. As such, as of June 30, 2021, these properties are in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchanges until the potential real estate sales transactions and the Reverse 1031 Like-Kind Exchanges are completed.

On April 13, 2021, INDUS closed on the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”) for a purchase price of $5,658, after transaction and entitlement costs. The Jetport Land is a replacement property as part of a Section 1031 Like-Kind Exchange (“1031 Like-Kind Exchange”) under the Internal Revenue Code. INDUS acquired the Jetport Land utilizing $1,993 of proceeds from the sales of one of its office/flex buildings and two smaller land parcels in November 2020. The balance of the purchase price for the Jetport Land was paid from the Company’s cash on hand. INDUS plans to construct two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land.

The purchase prices for acquisitions in the 2021 six month period were allocated as follows:

	7800 Tuckaseegee	6355 Farm Bureau	Jetport Land	Total
Land	$4,606	$2,163	$5,658	$12,427
Land improvements	927	388	—	1,315
Buildings and improvements	35,959	10,036	—	45,995
Tenant improvements	200	132	—	332
Value of in-place lease	1,462	918	—	2,380
Value of below market lease	(640)	(1,709)	—	(2,349)
	$42,514	$11,928	$5,658	$60,100

See Note 11 for subsequent events related to INDUS’s real estate assets.

Real estate assets held for sale consist of:

	June 30, 2021	Dec. 31, 2020
Land	$522	$505
Land improvements	269	269
Development costs	5,589	6,028
	$6,380	$6,802

The decrease in real estate assets held for sale in the 2021 six month period reflected $771 for sales of real estate assets that closed partially offset by $349 that was reclassified from real estate assets into real estate assets held for sale as a result of entering into agreements to sell such real estate. The amounts remaining in real estate assets held for sale are related to sales currently under contract which INDUS expects to close within the next six to nine months.

5.    Mortgages Loans, Construction Loan and Interest Rate Swaps

INDUS’s mortgage loans and construction loan consist of:

Mortgage loans:	June 30, 2021	Dec. 31, 2020
4.72%, due October 3, 2022 *	$4,007	$4,061
4.39%, due January 2, 2025 *	18,140	18,453
4.17%, due May 1, 2026 *	12,495	12,696
3.79%, due November 17, 2026 *	23,535	23,911
4.39%, due August 1, 2027 *	9,614	9,750
3.97%, due September 1, 2027	11,298	11,419
4.57%, due February 1, 2028 *	17,375	17,601
5.09%, due July 1, 2029	4,968	5,214
5.09%, due July 1, 2029	3,481	3,653
3.60%, due January 2, 2030 *	6,267	6,350
3.48%, due February 1, 2030	14,486	14,682
3.50%, due July 1, 2030 *	4,981	5,046
4.33%, due August 1, 2030	16,057	16,244
4.51%, due April 1, 2034	13,524	13,688
Nonrecourse mortgage loans	160,228	162,768
Debt issuance costs	(1,964)	(2,113)
Nonrecourse mortgage loans, net of debt issuance costs	158,264	160,655

Construction loan:
LIBOR plus 1.65%	—	—
Debt issuance costs	(540)	—
Construction loan, net of debt issuance costs	(540)	—

Mortgage loans and construction loan, net of debt issuance costs	$157,724	$160,655

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’s weighted average interest rate on its mortgage loans, including the effect of its interest rate swap agreements, was 4.18% as of June 30, 2021 and December 31, 2020. As of June 30, 2021, INDUS was a party to thirteen interest rate swap agreements with notional amounts totaling $96,414 and $97,868 at June 30, 2021 and December 31, 2020, respectively, related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2021 six month period, INDUS recognized a gain, included in other comprehensive loss, of $2,963 on its interest rate swap agreements. In the 2020 six month period, INDUS recognized a loss, included in other comprehensive loss, of $7,091, before taxes, on its interest rate swap agreements. As of June 30, 2021, $1,964 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of June 30, 2021, the net fair value of INDUS’s interest rate swap agreements was a liability of $5,803, with $134 included in other assets and $5,937 included in other liabilities on INDUS’s consolidated balance sheet. Interest expense related to INDUS’s interest rate swap agreements in the 2021 and 2020 six month periods was $994 and $549 (before tax), respectively.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. to provide a portion of the funds for the site work and development costs of an approximately 141,000 square foot industrial/logistics building in Charlotte, North Carolina (the “Charlotte Build-to-Suit”). Total borrowings under the JPM Construction Loan will be the lesser of $28,400 or 67.5% of the project cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan, to be adjusted monthly, is one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit. There were no borrowings against the 2021 JPM Construction Loan as of June 30, 2021. Subsequent to June 30, 2021, the Company borrowed $9,594 under the 2021 JPM Construction Loan.

6.     Revolving Credit Agreements

Subsequent to the end of the 2021 second quarter, on August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan Chase Bank, N.A. (“JPMorgan”) as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100,000 (the “New Credit Facility”) with several banks that replaced the Company’s existing revolving credit line and acquisition credit line with Webster Bank, N.A. (“Webster Bank”) (see below). The New Credit Facility has a three year term with two one-year extensions at the Company’s option. The New Credit Facility also includes an uncommitted incremental facility, which would enable the New Credit Facility to be increased up to $250,000 in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the initial annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its current revolving credit line and acquisition credit line, respectively, with Webster Bank immediately prior to entering into the New Credit Facility. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of 75% of the consolidated tangible net worth as of the last day of the most-recent fiscal quarter ending on or prior to the closing date plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30,000 through December 30, 2022, (b) $50,000 from December 31, 2022 through December 30, 2023, and (c) $100,000 on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

On March 17, 2021, INDUS executed an amendment (the “Revolving Credit Line Amendment”) to its $19,500 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was scheduled to expire on September 30, 2021. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $19,500 to $35,000, while adding two industrial/logistics buildings totaling approximately 283,000 square feet in the Charlotte, North Carolina area, to the collateral for the Amended Webster Credit Line. Interest on borrowings under the Amended Webster Credit Line remained the same at the one-month LIBOR rate plus 2.50%. In addition to the two industrial/logistics properties in the Charlotte area, the collateral pool for the Amended Webster Credit Line consisted of the Company’s eight office/flex buildings aggregating approximately 224,000 square feet and two industrial/logistics buildings aggregating approximately 50,000 square feet in Connecticut and 170 Sunport Lane, an approximately 68,000 square foot industrial/logistics building in Orlando, Florida, acquired in fiscal 2020. At June 30, 2021, there were no borrowings outstanding under the Amended Webster Credit Line, however, the Amended Webster Credit Line secured certain unused standby letters of credit aggregating $3,097 that were related to INDUS's development activities. The Amended Webster Credit Line was replaced by the New Credit Facility (see above).

INDUS also had a credit line of $15,000 with Webster Bank that was used to finance property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line was unsecured and scheduled to expire on September 30, 2021 and could have been used to fund up to 65% of the purchase price of real estate acquisitions. Interest on advances under the Acquisition Credit Line were at the one-month LIBOR rate plus 2.75%. At June 30, 2021, there were no borrowings outstanding under the Acquisition Credit Line. The Acquisition Credit Line was replaced by the New Credit Facility (see above).

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(1,151)	$(694)	$(1,919)	$(980)

Weighted average shares outstanding for computation of basic per share results	7,718,000	5,130,000	6,981,000	5,109,000
Incremental shares from assumed exercise of stock options and warrants (a)	—	—	—	—
Adjusted weighted average shares for computation of diluted per share results	7,718,000	5,130,000	6,981,000	5,109,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and the Warrant for the 2021 second quarter and 2020 second quarter would have been 127,000 and 57,000, respectively. The incremental shares from the assumed exercise of the Warrant and stock options for the 2021 six month period and 2020 six month period would have been 126,000 and 55,000, respectively.

Equity Compensation Plans

Stock Options

There were no stock options granted in the 2021 six month period. The following options were granted by INDUS in the 2020 six month period under the 2020 Incentive Award Plan and the 2009 Stock Option Plan:

		Fair Value per
	Number of	Option at
	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17

Number of option holders at June 30, 2021	21

As of June 30, 2021, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of Fiscal 2021	$199
Fiscal 2022	$372
Fiscal 2023	$231
Fiscal 2024	$111
Fiscal 2025	$15

A summary of INDUS’s stock option activity is as follows:

	For the Six Months Ended
	June 30, 2021		June 30, 2020
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	246,150	$36.06	189,822	$28.23
Adjustment for stock dividend	5,413	$34.29	—	$—
Granted	—	$—	111,258	$45.72
Exercised	(6,370)	$26.46	(2,734)	$29.25
Forfeited	(1,067)	$37.49	—	$—
Outstanding at end of period	244,126	$35.50	298,346	$34.74

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	June 30, 2021	Exercise Price	(in years)	Value
$23.00 - $28.00	105,176	$26.25	4.8	$4,144
$28.00 - $32.00	14,073	$29.84	4.0	504
$32.00 - $47.00	124,877	$43.93	8.5	2,712
	244,126	$35.50	6.6	$7,360

Vested options	134,447	$27.82	4.9	$5,087

Restricted Stock Units

Under the 2020 Incentive Award Plan, INDUS granted the following restricted stock units of Common Stock (“RSUs”) in the 2021 six month period;

	Time-based vesting		Performance-based vesting
		Fair Value per		Fair Value per
	Number of	Unit at	Number of	Option at
	Units	Grant Date	Shares	Grant Date
Employees	8,508	$63.15	8,508	$79.33
Non-employee directors	4,682	$67.28	-
	13,190		8,508

The time-based RSUs granted to employees were effective February 1, 2021 and, subject to the recipient’s continued employment, will vest over three years in equal installments on February 1 of each year beginning in 2022. The performance based RSUs granted in fiscal 2021 will vest after a period of three years and be measured over the three-year period on pre-established goals. The time-based RSUs granted to non-employee directors were effective on June 17, 2021 and will vest over one year. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period.

As of June 30, 2021, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of Fiscal 2021	$425
Fiscal 2022	$521
Fiscal 2023	$282
Fiscal 2024	$23

Compensation expense and related tax benefits for stock options and restricted stock units were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Compensation expense	$291	$160	$505	$282

Related tax benefit	$—	$34	$—	$62

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of period	$(7,855)	$(2,540)
Other comprehensive gain (loss) before reclassifications	1,969	(6,079)
Amounts reclassified	994	434
Net activity for other comprehensive gain (loss)	2,963	(5,645)
Balance at end of period	$(4,892)	$(8,185)

Changes in accumulated other comprehensive income (loss), net are as follows:

	For the Three Months Ended
	June 30, 2021			June 30, 2020
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$506	$—	$506	$414	$(83)	$331

Change in other comprehensive loss:
Decrease in fair value of cash flow hedges	(1,022)	—	(1,022)	(1,038)	(77)	(1,115)

Other comprehensive loss	$(516)	$—	$(516)	$(624)	$(160)	$(784)

	For the Six Months Ended
	June 30, 2021			June 30, 2020
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$994	$—	$994	$549	$(115)	$434

Change in other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	1,969	—	1,969	(7,640)	1,561	(6,079)

Other comprehensive income (loss)	$2,963	$—	$2,963	$(7,091)	$1,446	$(5,645)

Dividends

On January 13, 2021, INDUS declared a special dividend to distribute the E&P Distribution, which was based on the Company’s estimated taxable income through December 31, 2020. The E&P Distribution was made on March 8, 2021 in the amount of $11,250 or $1.99 per share to holders of record as of January 22, 2021. The E&P Distribution was paid in a combination of cash and shares of the Company’s Common Stock. The cash portion of the E&P Distribution paid to stockholders was $3,404 and 125,212 shares of Common Stock were issued.

INDUS declared a cash dividend on its common stock on May 7, 2021, of $0.15 per share. INDUS paid $1,158 for this dividend on June 30, 2021. INDUS did not declare or pay a cash dividend in the 2020 six month period.

8.     Leases

The Company’s rental revenue reflects the leasing of industrial/logistics and, to a lesser extent, office/flex space and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’s leases with its tenants are classified as operating leases.

The following is a schedule of minimum future cash rentals on leases as of June 30, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of fiscal 2021	$14,579
2022	29,136
2023	25,626
2024	22,826
2025	19,343
Later years	34,484
$145,994

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

Expenses related to operating leases were $69 in each of the 2021 and 2020 six month periods. The weighted average remaining lease term for INDUS’s operating leases as of June 30, 2021, was 5.3 years.

Maturities of lease liabilities as of June 30, 2021 are as follows:

Balance of Fiscal 2021	$69
Fiscal 2022	143
Fiscal 2023	140
Fiscal 2024	141
Fiscal 2025	140
Fiscal 2026	117
Total undiscounted payments	750
Less: imputed interest	(66)
Present value of minimum lease payments	$684

9.    Supplemental Financial Statement Information

Other Assets

INDUS's other assets are comprised of the following:

	June 30, 2021	Dec. 31, 2020
Deferred leasing costs, net	$6,810	$5,352
Straight-line rents	6,623	6,700
Intangible assets, net	4,228	2,126
Deposits	1,017	1,163
Mortgage escrows	882	558
Right-of-use assets	650	707
Accounts receivable (primarily leases)	568	254
Furniture, fixtures and equipment, net	368	181
Prepaid expenses	367	2,618
Registration statement costs	172	—
Deferred financing costs related to revolving lines of credit	171	162
Interest rate swap asset	134	—
Proceeds from sales of real estate assets held in escrow	—	1,993
Other	372	323
Total other assets	$22,362	$22,137

Accounts Payable and Accrued Liabilities

INDUS's accounts payable and accrued liabilities are comprised of the following:

	June 30, 2021	Dec. 31, 2020
Accrued construction costs and retainage	$8,861	$94
Accrued lease commissions	1,630	233
Accrued interest payable	588	580
Trade payables	586	1,093
Accrued salaries, wages and other compensation	578	1,027
Other	1,085	642
Total accounts payable and accrued liabilities	$13,328	$3,669

Other Liabilities

INDUS's other liabilities are comprised of the following:

	June 30, 2021	Dec. 31, 2020
Interest rate swap liabilities	$5,937	$8,766
Deferred compensation plan	4,791	4,335
Intangible liability, net	2,969	695
Prepaid rent from tenants	1,483	1,345
Security deposits of tenants	856	710
Lease liabilities	684	739
Contingent value rights liability	—	656
Other	321	321
Total other liabilities	$17,041	$17,567

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $8,767 and $515 in the 2021 six month period and 2020 six month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
$1,699	$1,762	$3,390	$3,446

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended		For the Six Months Ended
June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
$223	$33	$345	$33

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

On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “Contingent Value Rights Agreement”), pursuant to which Conversant is entitled to a one-time cash payment in the event that INDUS’s volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement (the “30-Day VWAP”) is less than the purchase price paid by Conversant in respect of each common share (the “Common Shares Purchase Price”), subject to adjustment as described therein. If the 30-Day VWAP is less than the Common Shares Purchase Price, Conversant is entitled to a one-time cash payment per CVR calculated on a linear basis relative to the difference between the 30-Day VWAP and the Common Shares Purchase Price. Such payment will in no event exceed $2,523, which is 10% of the total paid by Conversant to purchase the Common Stock.

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

Both the Warrant and the CVRs are derivative financial instruments and reported as liabilities at their fair values on INDUS’s consolidated balance sheet as of June 30, 2021 (see Note 3). Although the fair value of the Warrant was $10,165 as of June 30, 2021, the maximum amount that INDUS would be required to pay if the Warrant were to be settled in cash is $2,018. On August 24, 2021, the cash settlement feature of the Warrant liability terminates and the fair value of the Warrant liability on that date will be reclassified to equity on INDUS’s consolidated balance sheet.

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

In connection with the election to be taxable as a REIT for the taxable year ending December 31, 2021, INDUS reassessed its deferred tax assets and deferred tax liabilities during the fourth quarter of fiscal 2020, which resulted in de-recognizing all of its deferred tax assets and deferred tax liabilities prior to December 31, 2020. Accordingly, there is no income tax benefit reflected in the Company’s results of operations for the 2021 second quarter and 2021 six month period. INDUS’s income tax benefit was $259 in the 2020 six month period reflecting an effective tax rate of 20.9%. The effective tax benefit rate for the 2020 six month period reflected the federal statutory income tax rate of 21% adjusted for effects of permanent differences and state income taxes.

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

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after June 30, 2021, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended June 30, 2021, other than the disclosures herein.

On August 5, 2021, INDUS closed on the purchase of an approximately 139,500 square foot fully leased industrial/logistics building in Lakeland, Florida for a purchase price of $17,800, before transaction costs.

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500,000 of a variety of securities including common stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that will commence with the effective date, which has not yet occurred. Under the Updated Universal Shelf, which adds debt securities of the Company and of INDUS RT, LP that the Universal Shelf did not include, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations.

See Note 6 on INDUS entering into the New Credit Facility subsequent to June 30, 2021.

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

On December 31, 2020, INDUS changed its name from Griffin Industrial Realty, Inc. INDUS intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2021. In connection with the anticipated REIT election, the Company changed its fiscal year end from November 30 to December 31, effective for the fiscal year that started on January 1, 2021, and will end on December 31, 2021 (“fiscal 2021”). As a result of the change in fiscal year, there was a one-month transition period of December 1, 2020, through December 31, 2020 (the “Transition Period”). The Company’s unaudited consolidated financial statements for the Transition Period were reported in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2021.

The significant accounting policies and methods used in the preparation of INDUS’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of INDUS’s audited consolidated financial statements for its fiscal year ended November 30, 2020 (“fiscal 2020”) included in INDUS’s Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC on February 18, 2021. The three months ended June 30, 2021, are referred to as the “2021 second quarter” and the six months ended June 30, 2021, are referred to as the “2021 six month period.” The three months ended June 30, 2020, are referred to as the “2020 second quarter” and the six months ended June 30, 2020, are referred to as the “2020 six month period.”

Summary

The Company incurred a net loss of approximately $1.2 million in the 2021 second quarter, as compared to a net loss of approximately $0.7 million for the 2020 second quarter. The higher net loss in the 2021 second quarter, as compared to the 2020 second quarter, principally reflected a loss in the 2021 second quarter of approximately $1.0 million from the change in the fair value of financial instruments that were issued on August 24, 2020, in connection with the sale of the Company’s common stock, par value $0.01 per share (“Common Stock”). The higher net loss in the 2021 second quarter also reflected an increase of approximately $0.3 million in general and administrative expenses in the 2021 second quarter, as compared to the 2020 second quarter, and the inclusion of an approximately $0.2 million income tax benefit in the 2020 second quarter, versus no income tax benefit in the 2021 second quarter as a result of the Company’s decision to be taxed as a real estate investment trust (the “REIT Conversion”) effective at the start of fiscal 2021. Partially offsetting these items were an approximately $0.6 million increase in rental revenue, an approximately $0.2 million increase in gain on sales of real estate assets, an approximately $0.1 million decrease in interest expense and an approximately $0.1 million increase in investment and other income in the 2021 second quarter, as compared to the 2020 second quarter.

The Company’s net operating income (“NOI”), which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to approximately $7.3 million in the 2021 second quarter from approximately $6.8 million in 2020 second quarter, reflecting the increase in rental revenue partially offset by an increase in operating expenses of rental properties. NOI is not a financial measure in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

The Company incurred a net loss of approximately $1.9 million in the 2021 six month period, as compared to a net loss of approximately $1.0 million for the 2020 six month period. The higher net loss in the 2021 six month period, as compared to the 2020 six month period, principally reflected increases of approximately $1.1 million and $0.5 million in general and administrative expenses and operating expenses of rental properties, respectively, and a decrease of approximately $0.4 million in gain on sales of real estate assets in the 2021 six month period, as compared to the 2020 six month period. The higher net loss in the 2021 six month period also reflected:

●	a loss of approximately $0.7 million from the change in the fair value of financial instruments that were issued on August 24, 2020, in connection with the sale of the Company’s Common Stock;
●	the inclusion in the 2020 six month period of an approximately $0.3 million income tax benefit versus no income tax benefit in the 2021 six month period as a result of the REIT Conversion effective at the start of fiscal 2021;

partially offset by:

●	an approximately $1.8 million increase in rental revenue; and
●	an approximately $0.2 million decrease in interest expense in the 2021 six month period, as compared to the 2020 six month period.

The Company’s NOI increased to approximately $14.3 million in the 2021 six month period from approximately $13.1 million in 2020 six month period, reflecting the increase in rental revenue partially offset by an increase in operating expenses of rental properties.

Results of Operations

Impact of Covid-19

Since March 2020, the world has been impacted by the coronavirus (COVID-19) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; development and spread of new variants of the virus; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. Recently, COVID-19 has disrupted the availability, supply and costs of raw materials, particularly the increased cost and decreased availability of steel bar joists, insulation materials and PVC piping used in sitework, which has resulted in an increase in the Company’s cost of construction and a delay in the completion of the Company’s projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 six month period as over 99% of cash rent due each month in the 2021 six month period, inclusive of rent relief agreements, was collected. In the 2021 first quarter, the Company entered into an agreement with a tenant that leased an approximately 7,000 square foot restaurant building that would have provided rent relief of approximately $20,000 over the remainder of that tenant’s lease term. Subsequent to that agreement, the building was sold. As a result of the pandemic there could be future reductions in the Company’s rental revenue, particularly with respect to its office/flex properties.

See Part I, Item 1A "Risk Factors" in the Company’s fiscal 2020 Form 10-K for further discussions of the possible impact of the COVID-19 pandemic on the Company’s business.

Real Estate Portfolio

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties and its total real estate portfolio from December 31, 2020, through June 30, 2021, were as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Logistics Properties	Footage	Footage	Leased
As of December 31, 2020	4,206,000	3,972,000	94.5%
Buildings acquired	523,000	325,000
Leasing of first generation space (1)	—	202,000
Leasing of second generation space (2)	—	5,000
As of June 30, 2021	4,729,000	4,504,000	95.3%

Total Portfolio
As of December 31, 2020	4,599,000	4,252,000	92.5%
Buildings acquired	523,000	325,000
Building sold	(7,000)	(7,000)
Leasing of first generation space	—	202,000
Leasing of second generation space	—	16,000
Leases expired	—	(11,000)
As of June 30, 2021	5,115,000	4,777,000	93.4%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is refurbished upon acquisition and prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

As of June 30, 2021, the Company’s industrial/logistics square footage comprised 92.5% of its total square footage.

The increase in industrial/logistics total square footage as a result of acquisitions from December 31, 2020, through June 30, 2021, reflected:

●	approximately 128,000 square feet from the acquisition on May 12, 2021, of 6355 Farm Bureau Road (“6355 Farm Bureau”), in the Lehigh Valley of Pennsylvania, that was fully leased when acquired; and
●	approximately 395,000 square feet from the acquisition on June 28, 2021, of 7800 Tuckaseegee Road (“7800 Tuckaseegee”), in Charlotte, North Carolina, that was 50% leased when acquired.

The increase in industrial/logistics square footage leased from December 31, 2020, through June 30, 2021, reflected:

●	the space in 6355 Farm Bureau and 7800 Tuckaseegee that was under lease at the time those buildings were acquired;
●	three leases aggregating approximately 178,000 square feet of first generation space in 160 International Drive (“160 International”) and 180 International Drive (“180 International”), two buildings built on speculation in the Charlotte market that were completed in the fiscal 2019 fourth quarter and fully leased as of June 30, 2021;
●	an approximately 24,000 square foot lease of recently renovated first generation space in 170 Sunport Lane (“170 Sunport”) in Orlando, Florida; and
●	an approximately 5,000 square foot lease of second generation space.

The increase in total portfolio square footage reflects the two industrial/logistics buildings acquired, partially offset by the sale of 1936 Blue Hills Avenue (“1936 Blue Hills”), a fully leased approximately 7,000 square foot restaurant building that the Company included in its office/flex portfolio. The increase in the total portfolio’s leased square footage reflected the leasing of industrial/logistics space described above partially offset by the reduction of leased space from the sale of 1936 Blue Hills. The vacancy that resulted from the expiration of an approximately 11,000 square foot lease of office/flex space was offset by the tenant in the adjoining building leasing the newly vacated space in connection with a lease extension of its existing office/flex space.

2021 Second Quarter Compared to 2020 Second Quarter

Rental revenue increased to approximately $9.8 million in the 2021 second quarter from approximately $9.3 million in the 2020 second quarter. The approximately $0.5 million increase in rental revenue in the 2021 second quarter, as compared to the 2020 second quarter, was principally due to:

●	approximately $0.2 million from first generation leases and approximately $0.2 million from second generation leases in the 2021 second quarter that were either not in place or in place for only a portion of the 2020 second quarter;
●	approximately $0.1 million from the industrial/logistics buildings acquired in the 2021 second quarter;
●	approximately $0.1 million from increases in rental rates on leases renewed subsequent to June 30, 2020; and
●	approximately $0.1 million from an increase in expense reimbursements received from tenants;

partially offset by:

●	an approximately $0.2 million decrease from lease expirations.

One of the three new leases of first generation space in 160 International and 180 International and a first generation lease in 170 Sunport became effective in the 2021 second quarter. The other two new leases of first generation space in 160 International and 180 International and the second generation lease in 170 Sunport will become effective upon completion of tenant improvements, expected to be in the second half of fiscal 2021.

Operating expenses of rental properties and real estate taxes of approximately $1.1 million and approximately $1.4 million, respectively, in the 2021 second quarter were essentially unchanged as compared to the 2020 second quarter.

The Company’s NOI and NOI on a cash basis (“Cash NOI”)1 for industrial/logistics properties (“Cash NOI of Industrial/Logistics Properties”) and for its total real estate portfolio for the 2021 second quarter and the 2020 second quarter were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
Rental revenue	$ 8,366	$ 7,737	$ 9,836	$ 9,270
Operating expenses of rental properties	(651)	(655)	(1,132)	(1,080)
Real estate taxes	(1,257)	(1,198)	(1,454)	(1,416)
NOI	6,458	5,884	7,250	6,774
Noncash rental revenue including
straight-line rents	(403)	(486)	(419)	(586)
Cash NOI	$ 6,055	$ 5,398	$ 6,831	$ 6,188

The increases in NOI and Cash NOI principally reflected the increase in rental revenue as described above. See below for information regarding why the Company believes NOI and Cash NOI are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

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

Depreciation and amortization expense decreased to approximately $3.4 million in the 2021 second quarter from approximately $3.5 million in the 2020 second quarter. The approximately $0.1 million decrease in depreciation and amortization expense in the 2021 second quarter, as compared to the 2020 second quarter, reflected lower depreciation expense on tenant improvements as certain assets became fully depreciated and lower amortization expense on certain intangible assets became fully amortized in fiscal 2020.

General and administrative expenses increased to approximately $2.7 million in the 2021 second quarter from approximately $2.4 million in the 2020 second quarter. The approximately $0.3 million increase in general and administrative expenses in the 2021 second quarter, as compared to the 2020 second quarter, principally reflected increases of employee compensation expenses, maintenance expense on undeveloped land and all other general and administrative expenses of approximately $0.3 million, $0.1 million and $0.1 million, respectively, partially offset by an approximate $0.2 million expense decrease related to INDUS’s non-qualified deferred compensation plan. The increase in employee compensation expenses reflected higher payroll costs for employees added in the areas of acquisitions, capital markets and investor relations and the addition of general legal counsel and the noncash compensation expense for the grant of restricted stock units in the 2021 first quarter. The maintenance expense on undeveloped land reflected the cost of removing certain old structures primarily used in the agricultural operations of INDUS’s former parent company. The lower expense related to INDUS’s non-qualified deferred compensation plan reflected the effect on participant balances of lower stock market performance in the 2021 second quarter, as compared to the 2020 second quarter, that resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2021 second quarter, as compared to the increase in the non-qualified deferred compensation plan liability in the 2020 second quarter.

INDUS’s gain from real estate sales was approximately $0.3 million in the 2021 second quarter, as compared to approximately $0.1 million in the 2020 second quarter. Approximately $0.2 million of the gain in the 2021 second quarter was from the sale of 1936 Blue Hills and approximately $0.1 million of the gain was from two small sales of undeveloped land. The gain from real estate sales in the 2020 second quarter was principally from the sale, to a local utility company, of an easement (the “Florida Easement Sale”) on land in Quincy, Florida, that previously had been used as a nursery farm (the “Florida Farm”). Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

The 2021 second quarter charge of approximately $1.0 million from the change in the fair value of financial instruments reflected the change in fair value of the Warrant (as defined below) and the CVR (as defined below) that were issued on August 24, 2020. Because the Warrant and the CVR each contain cash settlement provisions, they are reported as liabilities at their fair values on INDUS’s consolidated balance sheet as of June 30, 2021 (see Note 3 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Although the fair value of the Warrant liability was approximately $10.2 million as of June 30, 2021, the maximum amount the Company would be required to pay if the Warrant were to be settled in cash is approximately $2.0 million. The CVR and the cash settlement feature of the Warrant expire on August 24, 2021, one year from the issuance date of each.

Interest expense decreased to approximately $1.7 million in the 2021 second quarter from approximately $1.8 million in the 2020 second quarter. The approximately $0.1 million decrease in interest expense in the 2021 second quarter, as compared to the 2020 second quarter, principally reflected an approximately $0.2 million increase in capitalized interest partially offset by an increase of approximately $0.1 million in amortization of debt issuance costs in the 2021 second quarter, as compared to the 2020 second quarter. Investment and other income of approximately $0.1 million in the 2021 second quarter principally reflected a payment received from a third party in connection with a settlement of potential claims.

As the Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the taxable year ending December 31, 2021, the Company did not record an income tax benefit in the 2021 second quarter on its pretax loss of approximately $1.2 million. In the 2020 second quarter, the Company had an income tax benefit of approximately $0.2 million that reflected the federal statutory rate of 21% (applicable to the Company at that time) on the pretax loss of approximately $0.9 million adjusted for the effects of permanent differences and state income tax benefits.

2021 Six Month Period Compared to 2020 Six Month Period

Rental revenue increased to approximately $19.9 million in the 2021 six month period from approximately $18.1 million in the 2020 six month period. The approximately $1.8 million increase in rental revenue in the 2021 six month period, as compared to the 2020 six month period, was principally due to:

●	approximately $0.6 million from first generation leases and approximately $0.4 million from second generation leases that were either not in place or in place for only a portion of the 2020 six month period;
●	approximately $0.1 million from leases in industrial/logistics buildings acquired during the 2020 six month period that were in effect the entire 2021 six month period;
●	approximately $0.1 million from the industrial/logistics buildings acquired in the 2021 six month period;
●	approximately $0.3 million from increases in rental rates on leases renewed subsequent to June 30, 2020; and
●	approximately $0.6 million from an increase in expense reimbursements received from tenants;

partially offset by:

●	an approximately $0.3 million decrease from lease expirations.

Operating expenses of rental properties increased to approximately $2.8 million in the 2021 six month period from approximately $2.3 million in the 2020 six month period. The approximately $0.5 million increase in operating expenses of rental properties was principally due to higher snow removal expenses in the 2021 six month period, as compared to the 2020 six month period. Most of the increase in snow removal expenses was reimbursed by tenants in the industrial/logistics buildings under the terms of their leases. Real estate taxes increased to approximately $2.9 million in the 2021 six month period from approximately $2.8 million in the 2020 six month period. The approximately $0.1 million increase in real estate taxes was due to tax increases on all properties throughout the portfolio in the 2021 six month period, as compared to the 2020 six month period.

The Company’s NOI, Cash NOI and Cash NOI for industrial/logistics properties for the 2021 six month period and the 2020 six month period were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
	Six Month	Six Month	Six Month	Six Month
	Period	Period	Period	Period
Rental revenue	$ 17,010	$ 15,064	$ 19,923	$ 18,132
Operating expenses of rental properties	(1,717)	(1,288)	(2,765)	(2,252)
Real estate taxes	(2,506)	(2,361)	(2,901)	(2,797)
NOI	12,787	11,415	14,257	13,083
Noncash rental revenue including
straight-line rents	(799)	(795)	(856)	(1,118)
Cash NOI	$ 11,988	$ 10,620	$ 13,401	$ 11,965

The increases in NOI and Cash NOI reflected the increase in rental revenue as described above, partially offset by increased operating expenses of rental properties and real estate taxes. See below for information regarding why the Company believes NOI and Cash NOI are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Depreciation and amortization expense of approximately $6.8 million in the 2021 six month was essentially unchanged from the 2020 six month period. An increase in depreciation and amortization expense of approximately $0.3 million in the 2021 six month period related to industrial/logistics buildings recently acquired and tenant improvements related to new leases was offset by a reduction in depreciation and amortization expense of approximately $0.3 million as certain tenant improvements became fully depreciated as leases expired and lower amortization expense on certain intangible assets that became fully amortized in fiscal 2020.

General and administrative expenses increased to approximately $5.7 million in the 2021 six month period from approximately $4.6 million in the 2020 six month period. The approximately $1.1 million increase in general and administrative expenses in the 2021 six month period, as compared to the 2020 six month period, was principally due to:

●	approximately $0.6 million in employee compensation expenses;
●	approximately $0.5 million related to INDUS’s non-qualified deferred compensation plan;
●	approximately $0.1 million of maintenance expense on undeveloped land;

partially offset by:

●	an approximately $0.1 million decrease all other general and administrative expenses.

The increase in employee compensation expenses principally reflected approximately $0.3 million for employees added in the areas of acquisitions, capital markets and investor relations and the addition of a general legal counsel and approximately $0.2 million of noncash compensation expense for the grant of restricted stock units in the 2021 first quarter. The higher expense related to INDUS’s non-qualified deferred compensation plan reflected the effect on participant balances of higher stock market performance in the 2021 six month period, as compared to the 2020 six month period, that resulted in an increase in the non-qualified deferred compensation plan liability in the 2021 six month period, as compared to a decrease in the non-qualified deferred compensation plan liability in the 2020 six month period. The maintenance expense on undeveloped land reflected the cost of removing certain old structures previously used in the agricultural operations of INDUS’s former parent company.

INDUS’s gain from real estate sales was approximately $0.3 million in the 2021 six month period, as compared to approximately $0.7 million in the 2020 six month period. The gain from real estate sales in the 2021 six month period reflected approximately $0.2 million from the sale of 1936 Blue Hills and approximately $0.1 million from two small sales of undeveloped land. The sale of nine of the remaining sixteen residential lots from the Company’s residential subdivision (“Stratton Farms”) in Suffield, Connecticut, for net proceeds of approximately $0.5 million in the 2021 six month period was essentially break-even. The gain from real estate sales in the 2020 six month period principally reflected approximately $0.6 million from the sale of undeveloped land in Windsor, Connecticut and approximately $0.1 million from the Florida Easement Sale. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

The 2021 six month period charge of approximately $0.7 million from the change in the fair value of financial instruments reflected the change in fair value of the warrant liability (the “Warrant”) and the contingent value rights (“CVR”) liability that were issued on August 24, 2020. Because the Warrant and the CVR each contain cash settlement provisions, they are reported as liabilities at their fair values on INDUS’s consolidated balance sheet as of June 30, 2021 (see Note 3 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Although the fair value of the Warrant liability was approximately $10.2 million as of June 30, 2021, the maximum amount the Company would be required to pay if the Warrant were to be settled in cash is approximately $2.0 million. The CVR and the cash settlement feature of the Warrant expire on August 24, 2021, one year from the issuance date of each.

Interest expense decreased to approximately $3.5 million in the 2021 six month period from approximately $3.7 million in the 2020 six month period. The approximately $0.2 million decrease in interest expense in the 2021 six month period, as compared to the 2020 six month period, principally reflected an approximately $0.3 million increase in capitalized interest and an approximately $0.1 million decrease in interest expense across all mortgage loans from recurring principal payments, partially offset by an increase of approximately $0.2 million in amortization of debt issuance costs in the 2021 six month period, as compared to the 2020 six month period. Investment and other income of approximately $0.1 million in the 2021 six month period principally reflected a payment received from a third party in connection with a settlement of potential claims.

As the Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the taxable year ending December 31, 2021, the Company did not record an income tax benefit in the 2021 six month period on its pretax loss of approximately $1.9 million. In the 2020 six month period, the Company had an income tax benefit of approximately $0.3 million that reflected the federal statutory rate of 21% (applicable to the Company at that time) on the pretax loss of approximately $1.2 million adjusted for the effects of permanent differences and state income tax benefits.

Non-GAAP Reconciliations

The Company uses NOI, Cash NOI, NOI of Industrial/Logistics Properties, Cash NOI of Industrial/Logistics Properties, Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”), Cash Core Funds from Operations (“Cash Core FFO”), Adjusted Funds from Operations (“Adjusted FFO”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net (loss) income (which remains the Company’s primary measure of performance), improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to FFO, Core FFO, Cash Core FFO, Adjusted FFO, EBITDAre and Adjusted EBITDAre is net income (loss).

These measures exclude expenses that materially impact the Company’s overall results of operations and, therefore, should not be considered as substitute measures derived in accordance with U.S. GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures of other companies.

Certain of these measures may be calculated based on or substantially in accordance with definitions set forth by The National Association of Real Estate Investment Trusts (“Nareit”). Nareit is widely recognized as a representative organization for REITs and real estate companies with an interest in U.S. real estate. Nareit’s members are REITs and other real estate companies throughout the world that own, operate, and finance income-producing real estate, as well as those firms and individuals who advise, study, and service those businesses. For periods prior to the Company’s conversion to a REIT, the Company further adjusts Nareit definitions to remove the impact of income tax benefits or provisions in order to enhance the comparability of the Company’s performance prior to its conversion to a REIT with its performance following its conversion to a REIT. This tax adjustment was not required for the 2021 six month period.

NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties

NOI is a non-GAAP measure that includes the rental revenue, operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on the sale of real estate assets, investment income and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI in a similar manner and, as such, the Company’s NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of the Company’s performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

	2021	2020	2021	2020
	Second	Second	Six Month	Six Month
	Quarter	Quarter	Period	Period
Net loss	($ 1,151)	($ 694)	($ 1,919)	($ 980)
Income tax benefit	-	(174)	-	(259)
Pretax loss	(1,151)	(868)	(1,919)	(1,239)
Exclude:
Depreciation and amortization expense	3,424	3,509	6,767	6,815
General and administrative expenses	2,724	2,413	5,694	4,556
Interest expense	1,711	1,836	3,460	3,676
Change in fair value of financial instruments	979	-	719	-
Gain on sales of real estate assets	(322)	(115)	(342)	(699)
Investment and other income	(115)	(1)	(122)	(26)
NOI	7,250	6,774	14,257	13,083
Noncash rental revenue including straight-line rents	(419)	(586)	(856)	(1,118)
Cash NOI	$ 6,831	$ 6,188	$ 13,401	$ 11,965

NOI	$ 7,250	$ 6,774	$ 14,257	$ 13,083
Exclude:
Rental revenue from non-industrial/logistics properties	(1,470)	(1,533)	(2,913)	(3,068)
Operating expenses of non-industrial/logistics properties	481	425	1,048	964
Real estate taxes of non-industrial/logistics properties	197	218	395	436
NOI of Industrial/Logistics Properties	6,458	5,884	12,787	11,415
Noncash rental revenue including straight-line rents of industrial/logistics properties	(403)	(486)	(799)	(795)
Cash NOI of Industrial/Logistics Properties	$ 6,055	$ 5,398	$ 11,988	$ 10,620

In an effort to improve the understanding of the Company’s operating results as compared to its operating results in a prior period and that of other REITs, the Company presents a funds from operations metric substantially similar to funds from operations as calculated in accordance with standards established by Nareit (“Nareit FFO”).

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

The Company defines FFO as Nareit FFO, plus an adjustment to remove the impact of an income tax benefit or provision in the periods prior to January 1, 2021. The Company includes the adjustment for income taxes because, beginning with the taxable year ending December 31, 2021, the Company intends to elect to be taxed as a REIT and believes including this adjustment enhances the comparability of the Company’s results for periods prior to this tax election. The Company believes it is useful to investors to have enhanced transparency into the way in which its management evaluates operating performance to prior comparable periods and with that of other REITs. This tax adjustment was not required for the 2021 six month period.

Core Funds from Operations

The Company defines Core FFO as FFO excluding (a) costs related to the REIT Conversion, (b) change in fair value of financial instruments, and (c) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments and (d) the write-off of non-recurring items.

Cash Core Funds from Operations

The Company defines Cash Core FFO as Core FFO less (a) non-cash rental revenue including straight-line rents, plus (b) amortization of debt issuance costs, (c) non-cash compensation expenses included in general and administrative expenses and (d) non-real estate depreciation & amortization expense.

Adjusted Funds from Operations

The Company defines Adjusted FFO as Cash Core FFO less tenant improvements and leasing commissions of second generation space and maintenance capital expenditures needed to maintain the Company’s existing buildings.

Below is a reconciliation of FFO, Core FFO, Cash Core FFO and Adjusted FFO to net (loss) income as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	($ 1,151)	($ 694)	($ 1,919)	($ 980)
Exclude:
Depreciation and amortization expense	3,424	3,509	6,767	6,815
Non-real estate depreciation & amortization expense	(22)	(21)	(38)	(41)
Gain on sales of real estate assets	(322)	(115)	(342)	(699)
Income tax (benefit)	-	(174)	-	(259)
FFO	1,929	2,505	4,468	4,836
Exclude:
General and administrative expenses related to REIT conversion (1)	56	216	263	325
Change in fair value of financial instruments	979	-	719	-
Core FFO	2,964	2,721	5,450	5,161
Exclude:
Noncash rental revenue including straight-line rents	(419)	(586)	(856)	(1,118)
Amortization of debt issuance costs	241	107	407	212
Noncash compensation expenses	535	651	925	161
Non-real estate depreciation & amortization expense	22	21	38	41
Cash Core FFO	3,343	2,914	5,964	4,457
Tenant improvements & leasing commissions (2nd generation space)	(156)	(1,870)	(702)	(2,406)
Maintenance capital expenditures	(294)	(177)	(296)	(442)
Adjusted FFO	$ 2,893	$ 867	$ 4,966	$ 1,609

(1)	For the three months ended June 30, 2021, includes legal fees of $15 and consulting costs of $41. For the three months ended June 30, 2020, includes legal fees of $124 and consulting costs related to compensation and recruitment of personnel of $92.

For the six months ended June 30, 2021, includes legal fees of $216 and consulting costs of $47. For the six months ended June 30, 2020, includes legal fees of $124 and consulting costs related to compensation and recruitment of personnel of $201.

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines Adjusted EBITDAre as EBITDAre adjusted for (a) general and administrative expenses related to the REIT Conversion, (b) non-cash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses, (c) change in fair value of financial instruments, and (d) gains or losses on the extinguishment of debt or derivative instruments.

A reconciliation of net (loss) income to EBITDAre and Adjusted EBITDAre is as follows:

(dollars in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	($ 1,151)	($ 694)	($ 1,919)	($ 980)

Interest expense	1,711	1,836	3,460	3,676
Depreciation and amortization expense	3,424	3,509	6,767	6,815
Gain on sales of real estate assets	(322)	(115)	(342)	(699)
Income tax benefit	-	(174)	-	(259)
EBITDAre	3,662	4,362	7,966	8,553

General and administrative expenses related to REIT Conversion (1)	56	216	263	325
Noncash compensation expenses	535	651	925	161
Change in fair value of financial instruments	979	-	719	-
Adjusted EBITDAre	$ 5,232	$ 5,229	$ 9,873	$ 9,039

(1)	For the three months ended June 30, 2021, includes legal fees of $15 and consulting costs of $41. For the three months ended June 30, 2020, includes legal fees of $124 and consulting costs related to compensation and recruitment of personnel of $92.

For the six months ended June 30, 2021, includes legal fees of $216 and consulting costs of $47. For the six months ended June 30, 2020, includes legal fees of $124 and consulting costs related to compensation and recruitment of personnel of $201.

Off Balance Sheet Arrangements

INDUS does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $5.4 million in the 2021 six month period, as compared to approximately $4.5 million in the 2020 six month period. The approximately $0.9 million increase in net cash provided by operating activities was principally due to the increase in NOI in the 2021 six month period, as compared to the 2020 six month period.

Net cash used in investing activities was approximately $68.2 million in the 2021 six month period, as compared to approximately $18.6 million in the 2020 six month period. The net cash used in investing activities in the 2021 six month period reflected:

●	cash payments of approximately $60.1 million for the acquisition of two industrial/logistics buildings and undeveloped land;
●	cash payments of approximately $10.4 million for additions to real estate assets; and
●	cash payments of approximately $0.9 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers);

partially offset by:

●	cash proceeds of approximately $3.1 million from the sales of real estate assets.

The approximately $60.1 million of cash payments used for the acquisition of industrial/logistics buildings and undeveloped land reflected approximately $42.5 million and $11.9 million for the purchases of 7800 Tuckaseegee and 6355 Farm Bureau, respectively, and approximately $5.7 million for the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”).

The approximately $10.4 million of cash payments for additions to real estate assets in the 2021 six month period reflected approximately $8.9 million for new building construction (including site work), approximately $1.2 million for tenant and building improvements related to leasing and approximately $0.3 million for the maintenance of the Company’s buildings.

Cash payments for new building construction (including site work) reflected:

●	approximately $7.4 million for a build-to-suit project (the “Charlotte Build-to-Suit”) on the Company’s 44 acre parcel of land in Charlotte, North Carolina (the “Charlotte Land”);
●	approximately $1.3 million for the speculative construction of an approximately 103,000 square foot industrial/logistics building on the Company’s 14 acre parcel of land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania; and
●	approximately $0.2 million for the start of construction of a 67% pre-leased approximately 234,000 square foot industrial/logistics building at 110 Tradeport Drive (“110 Tradeport”) in New England Tradeport (“NE Tradeport”), the Company’s industrial park in Windsor and East Granby, Connecticut.

The cash payments for tenant and building improvements related to leasing reflects approximately $0.8 million for first generation space, primarily the recently completed leases in 160 and 180 International and a lease for the renovated space in 170 Sunport and approximately $0.4 million for tenant and building improvements related to leasing second generation space.

The approximately $3.1 million of proceeds from sales of real estate in the 2021 six month period reflected the sales of 1936 Blue Hills, nine residential lots at Stratton Farms, two small sales of undeveloped land and the return of proceeds, that had been deposited in escrow for the purchase of a replacement property for a like-kind exchange under Section 1031 of the Code, from three sales of real estate completed in November 2020.

The net cash used in investing activities in the 2020 six month period reflected:

●	cash payments totaling approximately $13.7 million for the acquisitions of 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/logistics building in Orlando, Florida, and 170 Sunport;
●	cash payments of approximately $5.8 million for additions to real estate assets; and
●	cash payments of approximately $1.0 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers);

partially offset by:

●	cash proceeds of approximately $1.0 million from a decrease in short-term investments; and
●	cash proceeds of approximately $0.9 million from real estate sales.

The cash payments for additions to real estate assets in the 2020 six month period reflected approximately $4.2 million for tenant and building improvements related to leasing, approximately $1.2 million for development costs and infrastructure improvements and approximately $0.4 million for new building construction (including site work). The cash payments for tenant and building improvements related to leasing reflected approximately $2.2 million for leasing first generation space, primarily leases in 160 International and 6975 Ambassador Drive, an approximately 134,000 square foot industrial/logistics building in the Lehigh Valley, approximately $1.3 million for leasing second generation space and approximately $0.7 million for the maintenance of the Company’s buildings.

The $1.0 million of cash from the decrease in short-term investments in the 2020 six month period reflected the maturity of the Company’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank, N.A. (“Webster Bank”).

Net cash provided by financing activities was approximately $100.9 million in the 2021 six month period, as compared to approximately $13.8 million in the 2020 six month period. The net cash provided by financing activities in the 2021 six month period principally reflected approximately $108.7 million from the sale of Common Stock, partially offset by (x) approximately $4.6 million of dividend payments; (y) approximately $2.5 million of principal payments on mortgage loans; and (z) approximately $0.8 million of payments of debt issuance costs.

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC whereby the Company could offer and sell up to $500 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced upon the effective date of the Universal Shelf. Under the Universal Shelf, the Company could periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations. It is possible that the Company will not obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact the Company” and “Risk Factors-Risks Related to the Company’s Common Stock-Issuances or sales of the Company’s Common Stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of the Company’s Common Stock” included in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for fiscal 2020.

In the 2021 six month period, under its Universal Shelf, INDUS completed an underwritten public offering of 1,927,049 shares of its Common Stock at a price to the underwriters of $56.85 per share. INDUS received net proceeds, after expenses, of approximately $108.7 million. The Company has used a portion of the proceeds from the sale of its Common Stock to finance its development pipeline and acquisitions and for other corporate purposes, and expects to use the balance of the proceeds for that purpose.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. to provide a portion of the funds for the development costs of the Charlotte Build-to-Suit. Total borrowings under the JPM Construction Loan will be the lesser of $28.4 million or 67.5% of the total cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan, to be adjusted monthly, is one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit.

The net cash provided by financing activities in the 2020 six month period reflected: (a) $20.1 million of proceeds from mortgage loans; (b) $2.5 million of proceeds from the sale of common stock under an agreement with INDUS’s Chairman (see below); and (c) approximately $0.1 million of proceeds from the exercise of stock options; partially offset by (d) approximately $5.5 million of principal payments on mortgage loans; (e)  approximately $3.0 million for a net repayment under INDUS’s line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank; and (f) approximately $0.4 million of payments for debt issuance costs.

Proceeds from mortgage loans in the 2020 six month period reflected a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”), and a $5.1 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank.

On January 23, 2020, two wholly owned subsidiaries of INDUS entered into the 2020 State Farm Mortgage, which is collateralized by two industrial/logistics buildings in the Lehigh Valley of Pennsylvania, 6975 Ambassador and 871 Nestle Way, that aggregate approximately 254,000 square feet. Approximately $3.2 million of the proceeds from the 2020 State Farm Mortgage were used to repay the mortgage loan on 871 Nestle Way that was scheduled to mature on January 27, 2020. On June 30, 2020, a wholly owned subsidiary of INDUS entered into the 2020 Webster Mortgage, which is collateralized by 3320 Maggie, which was acquired on February 18, 2020. $4.1 million of the proceeds from the 2020 Webster Mortgage were used to repay Webster Bank for the borrowing under the Company’s Acquisition Credit Line that was used to finance a portion of the purchase price of 3320 Maggie (see below).

The approximately $5.5 million of principal payments on mortgage loans in the 2020 six month period reflected the repayment of the mortgage loan on 871 Nestle Way and a total of approximately $2.3 million of recurring principal payments on the Company’s nonrecourse mortgage loans. The $3.0 million net repayment on revolving lines of credit in the 2020 six month period reflected the repayment of the amount outstanding on the Revolving Credit Line as of December 31, 2019. $4.1 million borrowed on the Acquisition Credit Line to finance a portion of the purchase price of 3320 Maggie in the 2020 six month period was subsequently repaid in that same period using a portion of the proceeds from the 2020 Webster Mortgage.

Proceeds of approximately $2.5 million from the sale, on March 9, 2020, of Common Stock in the 2020 six month period reflected the sale of 53,293 shares of Common Stock at a price per share of $46.91, to Gordon DuGan in accordance with an Advisory Agreement (see below) and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and INDUS. On March 3, 2020, Mr. DuGan was appointed as Chairman of the Board of Directors and entered into the Advisory Agreement with the Company whereby Mr. DuGan also agreed to serve as a non-employee advisor to the Company on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”).

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including its common stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that will commence with the effective date, which has not yet occurred. Under the Updated Universal Shelf, which adds debt securities of the Company and of INDUS RT, LP, that which the Universal Shelf did not include, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations.

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan Chase Bank, N.A. (“JPMorgan”) as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100 million (the “New Credit Facility”) with several banks that replaced the Company’s existing $35 million Revolving Credit Line and $15 million Acquisition Credit Line with Webster Bank that were scheduled to expire on September 30, 2021. The New Credit Facility has a three-year term with two one-year extensions at the Company’s option. The New Credit Facility also includes an uncommitted incremental facility that would enable the New Credit Facility to be increased up to $250 million in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage. Based on the Company’s current leverage, the initial annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its current Revolving Credit Line and Acquisition Credit Line, respectively, with Webster Bank immediately prior to entering into the New Credit Facility. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of 75% of the consolidated tangible net worth as of the last day of the most-recent fiscal quarter ending on or prior to the closing date plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30 million through December 30, 2022, (b) $50 million from December 31, 2022 through December 30, 2023, and (c) $100 million on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

Subsequent to June 30, 2021, the Company: (a) purchased an approximately 139,500 square foot fully leased industrial/logistics building in Lakeland, Florida for a purchase price of $17.8 million, before transaction costs; (b) sold approximately 34 acres of undeveloped land in Bloomfield, Connecticut for $0.6 million; and (c) entered into a site lease agreement for a small area of land with a cell tower in Southwick, Massachusetts, for a term 65 years for a one-time payment of $1 million. Also subsequent to June 30, 2021, an agreement for the sale of three office/flex buildings in Windsor, Connecticut for approximately $6.6 million and an agreement for the sale of approximately 91 acres of undeveloped land in Southwick, Massachusetts, for approximately $5.3 million were terminated by the respective buyers.

On April 29, 2021, the Company entered into an agreement (the “Blue Hills Sale Agreement”) with the full-building tenant in 1985 Blue Hills Avenue (“1985 Blue Hills”), an approximately 165,000 square foot industrial/logistics building in Windsor, Connecticut, to sell 1985 Blue Hills and two adjacent parcels of undeveloped land aggregating approximately 39 acres to the tenant for a purchase price of $18.0 million. The completion of the sale contemplated under the Blue Hills Sale Agreement is subject to satisfactory completion of due diligence by the buyer. Under the terms of the Blue Hills Sale Agreement, closing on the sale is to take place upon 30 days written notice from INDUS to the buyer, but in no event shall it be later than December 15, 2021. There is no guarantee that the sale contemplated by the Blue Hills Sale Agreement will be completed under its current terms, or at all.

The Company also has several agreements in place for the sales of certain of its non-core real estate assets, which includes undeveloped land and a former nursery farm. The total proceeds from these potential sales would be approximately $23.2 million if these transactions were completed under their current terms. There is no guarantee that any of these transactions will be completed under their current terms, or at all. The potential sales of non-core real estate assets currently under agreement reflect the following:

●	On December 10, 2019, the Company entered into an option agreement (the “East Granby/Windsor Option Agreement”) whereby the Company granted the buyer an exclusive option, in exchange for a nominal fee, to purchase approximately 280 acres of undeveloped land in East Granby and Windsor, Connecticut for use as a solar farm. The option has been extended through December 10, 2021. The purchase price has a range from a minimum of $6.0 million to a maximum of $7.95 million based upon the projected amount of electricity to be generated from the site. The land subject to the East Granby/Windsor Option Agreement does not have any of the approvals that would be required for the buyer’s planned use of the land. A closing on the land sale contemplated by the East Granby/Windsor Option Agreement is subject to several significant contingencies, including the buyer securing contracts under a competitive bidding process and obtaining local and state approvals for that planned use of the land. Given these contingencies, it is possible that the land sale contemplated under the East Granby/Windsor Option Agreement will not be completed under its current terms, or at all.

●	On February 3, 2020, the Company entered into an option agreement (the “Meadowood Option Agreement”) with a national land conservation organization (the “Conservation Organization”) to sell the approximate 277 acres of Meadowood (the “Meadowood Land”). For a nominal fee, the Meadowood Option Agreement grants the Conservation Organization the right to purchase the Meadowood Land for open space and farmland preservation whereby the Company would receive net proceeds of approximately $5.4 million if the purchase option is exercised. The Meadowood Option Agreement granted the Conservation Organization an initial term of twelve months, with one six-month extension, to exercise its option to acquire the Meadowood Land. On February 3, 2021, the Conservation Organization exercised that six-month extension. Completion of a sale of the Meadowood Land contemplated under the Meadowood Option Agreement is subject to several contingencies, including the Conservation Organization securing funding from several public and private sources to acquire the Meadowood Land. Given these contingencies, it is possible that a sale of the Meadowood Land will not be completed under the current terms of the Meadowood Option Agreement, or at all.

●	On March 31, 2021, the Company entered into an agreement (the “Florida Farm Sale Agreement”) to sell, for a purchase price of $1.1 million, before transaction costs, all of the real estate assets of the Florida Farm previously used by Imperial Nurseries, Inc. prior to being shut down in fiscal 2009. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence. There is no guarantee that the transaction contemplated under the Florida Farm Sale Agreement will be completed under its current terms, or at all.

●	On June 1, 2021, the Company entered into an agreement (the “Connecticut Farm Sale Agreement”) to sell approximately 670 acres of land in Granby and East Granby, Connecticut that comprise the Connecticut Nursery Farm for approximately $10.3 million, before transaction costs. Completion of this transaction is subject to significant contingencies, including the buyer’s completion of due diligence. There is no guarantee that the transaction contemplated under the Connecticut Farm Sale Agreement will be completed under its current terms, or at all.

●	On November 24, 2020 (subsequently amended on January 12, 2021, and February 5, 2021), the Company entered into an agreement (the “Stratton Agreement”) to sell, for a purchase price of $0.9 million, before transaction costs, its remaining sixteen lots in Stratton Farms. The Stratton Agreement, as amended, provides for the sale to take place in two phases: (i) nine lots were sold on February 19, 2021, for a purchase price of approximately $0.5 million, before transaction costs; and (ii) the remaining seven lots are scheduled to be sold for a purchase price of approximately $0.4 million, before transaction costs, with the closing to take place in the 2021 third quarter. There is no guarantee that the second phase of sales of this transaction will be completed under its current terms, or at all.

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels in the Middle Atlantic, Northeast and Southeast regions to expand the industrial/logistics portion of its real estate portfolio, construction of additional buildings on its undeveloped land, expenditures for tenant improvements as new leases and lease renewals are signed, and infrastructure improvements required for future development of its real estate holdings. The following are the current projects in the Company’s acquisition and development pipeline:

●	In the 2021 six month period, the Company entered into a fifteen-year lease agreement and a development agreement with Amazon for the Charlotte Build-to-Suit, a last-mile industrial/logistics facility. The Charlotte Build-to-Suit will utilize all of the development potential of the Charlotte Land and includes an approximately 141,000 square foot industrial/logistics building. The Company estimates that the total development cost for the Charlotte Build-to-Suit will be approximately $33.0 million (excluding initial land cost) and expects to complete this facility by September 30, 2021. The 2021 JPM Construction Loan will fund a portion of the development costs.

●	In the 2021 six month period, the Company entered into a seven-year lease agreement with a leading global shipping and logistics company for approximately 156,000 square feet of 110 Tradeport. Under the terms of the lease agreement, the tenant will relocate from its existing approximately 74,000 square foot space in one of the Company’s existing NE Tradeport industrial/logistics buildings into 110 Tradeport upon its completion, which is expected by June 30, 2022. The Company estimates that it will spend approximately $17.5 million on the construction of 110 Tradeport and tenant improvements for the pre-leased space in this building.

●	In the 2021 six month period, the Company commenced construction, on speculation, of an approximately 103,000 square foot industrial/logistics building on an approximately 14 acre parcel of undeveloped land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania that was purchased in fiscal 2019. The Company expects construction of this building to be completed by December 31, 2021; and estimates that construction costs for the building (excluding the cost of land and tenant improvements) will be approximately $9.0 million.

●	The Company plans speculative construction of two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land acquired in the 2021 six month period. The Company estimates that construction costs (excluding the cost of land and tenant improvements) for the two buildings expected to be built on the Jetport Land will be approximately $15.8 million.

●	On June 24, 2020, the Company entered into an agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley. On August 27, 2020, the Company entered into an agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including the Company obtaining all governmental approvals for its planned speculative development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. The Company estimates that construction costs for the building (excluding the cost of land and tenant improvements) expected to be developed on the land to be acquired under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be approximately $17.1 million. Given these contingencies, it is possible that the land acquisitions, as contemplated under the First Allentown Purchase and the Second Allentown Purchase Agreement, will not be completed under their current terms, or at all.

●	On August 5, 2021, the Company entered into an agreement (the “Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31.5 million before transaction costs, an under-construction, approximately 184,000 square foot industrial/logistics portfolio in Nashville, Tennessee (the “Nashville Acquisition”). The Nashville Acquisition is being developed on speculation by the seller and, upon completion, will be comprised of two buildings located in close proximity to downtown Nashville. Closing on the purchase of the Nashville Acquisition is subject to a number of contingencies including the satisfactory completion of due diligence by INDUS. There can be no guarantee that the Nashville Acquisition will be completed under its current terms, or at all.

●	On August 6, 2021, the Company entered into an agreement (the “Lehigh Valley Purchase Agreement”) to acquire, for a purchase price of approximately $2.3 million before transaction costs, approximately 11 acres of undeveloped land in the Lehigh Valley. The Company expects to construct an approximately 90,000 square foot industrial/logistics building on the land to be acquired. The Company estimates that construction costs for such a building (excluding the cost of land and tenant improvements) would be approximately $7.5 million. A closing on the land to be acquired under the Lehigh Valley Purchase Agreement, is subject to the satisfactory completion of due diligence and receipt of all of the requisite entitlements from local governmental authorities to construct the building as contemplated. There is no guarantee that the purchase contemplated under the Lehigh Valley Purchase Agreement will be completed under its current terms, or at all.

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. The total estimated spending for INDUS’s current and planned development and acquisition activities described above is approximately $138.0 million, with approximately $21.0 million spent through June 30, 2021. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation, real estate pricing and the impacts of the COVID-19 pandemic (see “Risk Factors-The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic” included in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for fiscal 2020).

As of June 30, 2021, the Company had cash and cash equivalents of approximately $66.2 million. Management believes that its cash and cash equivalents as of June 30, 2021, cash generated from leasing operations and sales of real estate assets (if any), borrowing capacity under the New Credit Facility and availability under the 2021 JPM Construction Loan will be sufficient to meet its working capital requirements, fund planned construction of industrial/logistics buildings, close on real estate acquisitions currently under agreement, make other investments in real estate assets, pay obligations, if any, under the Contingent Value Rights Agreement and the Warrant liability and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

Supplemental Guarantor Information

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. In July 2021, the Company and INDUS RT, LP filed the Updated Universal Shelf with the SEC registering, among other securities, debt securities of INDUS RT, LP, which will be fully and unconditionally guaranteed by the Company.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of INDUS RT, LP have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for INDUS RT, LP as the assets, liabilities and results of operations of the Company and INDUS RT, LP are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the Updated Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; expectations regarding the payment of dividends on the Company’s Common Stock; expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for fiscal 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in INDUS’s internal control over financial reporting during INDUS’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, INDUS’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

Other than the following, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Form 10-K.

Conflicts of interest exist or could arise in the future with INDUS RT, LP or its partners.

Conflicts of interest exist or could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and INDUS RT, LP or any partner thereof, on the other. The Company’s directors and officers have duties to the Company under applicable Maryland law in connection with their direction of the management of the Company. At the same time, the Company, as general partner of INDUS RT, LP, have duties to the INDUS RT, LP and to the limited partners under Maryland law in connection with the management of INDUS RT, LP. Under Maryland law, the general partner of a Maryland limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Maryland law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of INDUS RT, LP to the partnership and its partners may come into conflict with the interests of the Company. Under the Limited Partnership Agreement, the limited partners of INDUS RT, LP expressly agree that the general partner of INDUS RT, LP is acting for the benefit of INDUS RT, LP, the limited partners of INDUS RT, LP and the Company’s stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause INDUS RT, LP to take or decline to take any actions. If there is a conflict between the interests of the Company or the Company’s stockholders, on the one hand, and the interests of the limited partners of INDUS RT, LP, on the other, the Limited Partnership Agreement provides that any action or failure to act by the general partner that gives priority to the separate interests of the Company or the Company’s stockholders that does not result in a violation of the contractual rights of the limited partners of INDUS RT, LP under the Limited Partnership Agreement will not violate the duties that the general partner owes to INDUS RT, LP and its partners.

Additionally, the Limited Partnership Agreement provides that the Company generally will not be liable to INDUS RT, LP or any partner for any action or omission taken in the Company’s capacity as general partner, for the debts or liabilities of INDUS RT, LP or for the obligations of INDUS RT, LP under the Limited Partnership Agreement, except for liability for the Company’s fraud, willful misconduct or gross negligence, pursuant to any express indemnity the Company may give to INDUS RT, LP or in connection with a redemption. INDUS RT, LP must indemnify the Company, the Company’s directors and officers, officers of INDUS RT, LP and the Company’s designees from and against any and all claims that relate to the operations of INDUS RT, LP, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the Limited Partnership Agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. INDUS RT, LP must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. INDUS RT, LP is not required to indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without the Company’s approval (except for any proceeding brought to enforce such person’s right to indemnification under the Limited Partnership Agreement) or if the person is found to be liable to INDUS RT, LP on any portion of any claim in the action.

No reported decision of a Maryland appellate court has interpreted provisions that are similar to the provisions of the Limited Partnership Agreement that modify the fiduciary duties of the general partner of INDUS RT, LP, and the Company has not obtained an opinion of counsel regarding the enforceability of the provisions of the Limited

Partnership Agreement that purport to waive or modify the fiduciary duties and obligations of the general partner of INDUS RT, LP.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (File No. 333-252662) (the “Universal Shelf”) with the SEC that was declared effective by the SEC on February 22, 2021.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same offering price. INDUS received net proceeds of approximately $108.7 million, after expenses, from the underwritten public offering completed in the 2021 first quarter. There has been no material change in the planned use of proceeds from the offering as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

ITEM 5.     OTHER INFORMATION.

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMORGAN CHASE BANK, N.A. (“JPMorgan”) as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement (the “New Credit Agreement”) for a new secured revolving credit facility of up to $100 million (the “New Credit Facility”) that replaced both its existing revolving credit line and acquisition credit line with Webster Bank, N.A. The New Credit Facility has a three year term with two one-year extensions at the Company’s option. The New Credit Facility also includes an uncommitted incremental facility, which would enable the New Credit Facility to be increased up to $250 million in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage. Based on the Company’s current leverage, the initial annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its current revolving credit line and acquisition credit line, respectively, with Webster Bank, immediately prior to entering into the New Credit Facility. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of 75% of the consolidated tangible net worth as of the last day of the most-recent fiscal quarter ending on or prior to the closing date plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30 million through December 30, 2022, (b) $50 million from December 31, 2022 through December 30, 2023, and (c) $100 million on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

This description of the New Credit Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the New Credit Agreement, which is filed as Exhibit 10.81 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.4	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.5	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.6	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.7	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.8	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.9	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.10	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.11	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.12	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.13	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.14	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.15	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.16	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.17	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.18	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.19	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.20	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.21	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.22	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.23	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.24	First Modification of Mortgage and Loan Documents between INDUS Development I, LLC, (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.25	Amended and Restated Secured Installment Note of INDUS Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.26	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.27	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.29	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.30	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.31	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.32	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.33	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.34	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.35†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.36	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.37	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.38	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.39	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.40	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.41	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.42	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.43†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.44	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.45	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.46	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.47	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.48	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.49	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.50	Fourth Modification Agreement between INDUS Center Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Center Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.51	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.52	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.53	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.54	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.55	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.56†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.57†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.58	Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.59	Third Amendment to Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.60	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.61	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.62	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.63	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.64	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.65†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.66†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.67†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.68	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.69	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.70	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.71	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.72	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.73	Contingent Value Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.3	8/28/20
10.74†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
10.75	Fourth Amendment to Revolving Line of Credit Loan Agreement, between INDUS Realty Trust, LLC and Webster Bank, N.A. dated as of March 17, 2021	8-K	001-12879	10.1	3/22/21
10.76	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
10.77	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021					*
10.78	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021					*
10.79†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan					*
10.80†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan					*
10.81

Credit Agreement dated as of August 5, 2021, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto

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

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: August 9, 2021	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: August 9, 2021	Anthony J. Galici
Executive Vice President and Chief Financial Officer
Principal Accounting Officer