Form 10-Q
period 2021-09-30
INDUS REALTY TRUST, INC.
filed 2021-11-04
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Number of shares of Common Stock outstanding at November 2, 2021: 10,173,951

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	Sep. 30, 2021	Dec. 31, 2020
ASSETS
Real estate assets at cost, net	$343,815	$242,321
Cash and cash equivalents	37,135	28,124
Real estate assets held for sale, net	4,633	6,802
Other assets	36,419	22,137
Total assets	$422,002	$299,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$166,457	$160,655
Deferred revenue	9,632	9,586
Warrant liability	—	8,790
Accounts payable and accrued liabilities	11,055	3,669
Mortgage loan related to asset held for sale	4,816	—
Other liabilities	16,440	17,567
Total liabilities	208,400	200,267
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 authorized, 7,730,723 shares issued and outstanding, and 10,000,000 shares authorized, 5,663,040 shares issued and outstanding, respectively	77	57
Additional paid-in capital	246,643	116,732
Accumulated deficit	(28,850)	(9,817)
Accumulated other comprehensive loss, net of tax	(4,268)	(7,855)
Total stockholders' equity	213,602	99,117
Total liabilities and stockholders' equity	$422,002	$299,384

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020

Rental revenue	$10,754	$9,714	$30,677	$27,846

Expenses:
Operating expenses of rental properties	1,218	1,247	3,983	3,499
Real estate taxes	1,683	1,338	4,584	4,135
Depreciation and amortization expense	3,935	3,410	10,702	10,225
General and administrative expenses	2,283	2,379	7,977	6,935
Total expenses	9,119	8,374	27,246	24,794

Other income (expense):
Interest expense	(1,700)	(1,800)	(5,160)	(5,476)
Impairment of real estate assets	(3,000)	—	(3,000)	—
Change in fair value of financial instruments	(2,027)	(570)	(2,746)	(570)
Gain on sales of real estate assets	1,450	126	1,792	825
Investment and other income	119	6	241	32
	(5,158)	(2,238)	(8,873)	(5,189)

Loss before income tax (provision) benefit	(3,523)	(898)	(5,442)	(2,137)
Income tax (provision) benefit	(24)	241	(24)	500
Net loss	$(3,547)	$(657)	$(5,466)	$(1,637)

Basic and diluted net loss per common share	$(0.46)	$(0.12)	$(0.76)	$(0.32)

Weighted average number of shares outstanding	7,724,000	5,352,000	7,231,000	5,190,000

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020

Net loss	$(3,547)	$(657)	$(5,466)	$(1,637)

Other comprehensive loss, net of tax:
Reclassifications included in net loss	510	403	1,504	837
Unrealized gain (loss) on cash flow hedges	114	(21)	2,083	(6,100)
Total other comprehensive income (loss), net of tax	624	382	3,587	(5,263)
Total comprehensive loss	$(2,923)	$(275)	$(1,879)	$(6,900)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended September 30, 2021 and 2020

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at June 30, 2021	7,721,671	$77	$233,907	$(24,144)	$(4,892)	$—	$204,948
Stock-based compensation expense	—	—	305	—	—	—	305
Exercise of stock options	9,052	—	239	—	—	—	239
Reclassification of warrants	—	—	12,192	—	—	—	12,192
Common stock dividend, $0.15 per share	—	—	—	(1,159)	—	—	(1,159)
Net loss	—	—	—	(3,547)	—	—	(3,547)
Total other comprehensive income, net of tax	—	—	—	—	624	—	624
Balance at September 30, 2021	7,730,723	$77	$246,643	$(28,850)	$(4,268)	$—	$213,602

Balance at June 30, 2020	5,724,070	$57	$116,137	$(316)	$(8,185)	$(20,329)	$87,364
Stock-based compensation expense	—	—	125	—	—	—	125
Exercise of stock options, including shares tendered related to stock options exercised	42,166	—	1,209	—	—	(1,079)	130
Issuance of common stock, net	504,590	5	20,537	—	—	—	20,542
Net loss	—	—	—	(657)	—	—	(657)
Total other comprehensive income, net of tax	—	—	—	—	382	—	382
Balance at September 30, 2020	6,270,826	$62	$138,008	$(973)	$(7,803)	$(21,408)	$107,886

For the Nine Months Ended September 30, 2021 and 2020

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$—	$99,117
Stock-based compensation expense	—	—	810	—	—	—	810
Exercise of stock options	15,422	—	407	—	—	—	407
Issuance of common stock, net	1,927,049	19	108,657	—	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	—	(3,404)
Reclassification of warrants	—	—	12,192	—	—	—	12,192
Common stock dividends, $0.15 per share	—	—	—	(2,317)	—	—	(2,317)
Net loss	—	—	—	(5,466)	—	—	(5,466)
Total other comprehensive income, net of tax	—	—	—	—	3,587	—	3,587
Balance at September 30, 2021	7,730,723	$77	$246,643	$(28,850)	$(4,268)	$—	$213,602

Balance at December 31, 2019	5,668,043	$57	$113,275	$664	$(2,540)	$(20,329)	$91,127
Stock-based compensation expense	—	—	407	—	—	—	407
Exercise of stock options, including shares tendered related to stock options exercised	44,900	—	1,289	—	—	(1,079)	210
Issuance of common stock, net	557,883	5	23,037	—	—	—	23,042
Net loss	—	—	—	(1,637)	—	—	(1,637)
Total other comprehensive loss, net of tax	—	—	—	—	(5,263)	—	(5,263)
Balance at September 30, 2020	6,270,826	$62	$138,008	$(973)	$(7,803)	$(21,408)	$107,886

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020
Operating activities:
Net loss	$(5,466)	$(1,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,702	10,225
Noncash impairment charge	3,000	—
Change in fair value of financial instruments	2,746	570
Gain on sales of real estate assets	(1,792)	(825)
Noncash rental revenue including straight-line rents	(1,610)	(1,942)
Amortization of debt issuance costs	819	324
Stock-based compensation expense	810	407
Deferred income taxes	—	(456)
Changes in assets and liabilities:
Other assets	(3,517)	(1,863)
Accounts payable and accrued liabilities	(331)	(348)
Deferred revenue	1,371	1,902
Other liabilities	553	(450)
Net cash provided by operating activities	7,285	5,907

Investing activities:
Acquisitions of land and buildings	(77,954)	(13,670)
Additions to real estate assets	(33,692)	(9,137)
Proceeds from sales of real estate assets, net of expenses	9,982	1,094
Deposits on building and land acquisitions	(6,455)	(365)
Deferred leasing costs and other	(2,490)	(1,166)
Changes in short-term investments, net	—	1,011
Net cash used in investing activities	(110,609)	(22,233)

Financing activities:
Proceeds from sale of common stock	108,676	27,281
Proceeds from mortgage and construction loans	14,662	20,100
Dividends paid to stockholders	(5,721)	—
Principal payments on mortgage loans	(3,826)	(6,703)
Payment of debt issuance costs	(1,863)	(363)
Net repayment on revolving lines of credit	—	(3,000)
Proceeds from sale of warrants	—	2,018
Proceeds from exercise of stock options	407	210
Net cash provided by financing activities	112,335	39,543
Net increase in cash and cash equivalents	9,011	23,217
Cash and cash equivalents at beginning of period	28,124	4,837
Cash and cash equivalents at end of period	$37,135	$28,054

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) (f/k/a Griffin Industrial Realty, Inc.) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns a limited number of office/flex properties and undeveloped land parcels much of which is not consistent with the Company’s core industrial and logistics strategy and therefore the Company sells certain properties periodically over time.

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

The results of operations for the three months ended September 30, 2021 (the “2021 third quarter”) and the nine months ended September 30, 2021 (the “2021 nine month period”) are not necessarily indicative of the results to be expected for the full year. The three months and nine months ended September 30, 2020 are referred to herein as the “2020 third quarter” and “2020 nine month period,” respectively. The months included in the Company’s 2020 third quarter and 2020 nine month period have been presented to conform to the months reflected in the 2021 third quarter and 2021 nine month period. Certain amounts from the prior year periods have been reclassified to conform to the current presentation.

INDUS’s consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if INDUS is the primary beneficiary of a variable interest entity (“VIE”). There have been no VIEs in which INDUS is not a primary beneficiary.

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under Section 1031 of the Code, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. As discussed in Note 4, the VIE (including the Parked Property) is included in INDUS’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were two consolidated VIEs on INDUS's consolidated balance sheet as of September 30, 2021.

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

COVID-19

Since March 2020, the world has been impacted by the coronavirus (“COVID-19”) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; development and spread of new variants of the virus; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. COVID-19 has also disrupted the availability, supply and costs of construction materials which has resulted in an increase in the Company’s cost of construction and delays in completion of the Company’s construction projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 nine month period as over 99% of cash rent due each month in the 2021 nine month period, inclusive of rent relief agreements, was collected.

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

2. Sales of Common Stock

Public Offering

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company could offer and sell up to $500,000 of a variety of securities including the Company’s common stock (“Common Stock”), preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced on February 22, 2021. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same price. INDUS received net proceeds of $108,676, after expenses, from the aggregate of 1,927,049 shares issued on March 5, 2021, and March 15, 2021. The Company has used and expects to continue to use the proceeds from the issuance of its Common Stock to finance its development pipeline and acquisitions and for other corporate purposes.

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500,000 of a variety of securities including Common Stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that commenced on August 10, 2021. Under the Updated Universal Shelf, which adds debt securities of the Company and of INDUS RT, LP that the Universal Shelf did not include, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations. Effective September 1, 2021, the Company’s Board of Directors approved the establishment of an “at the market” equity issuance program (“ATM Program”), pursuant to which the Company may offer and sell Common Stock with an aggregate gross sales price of up to $100,000. There have not been any issuances of Common Stock under the ATM Program.

Subsequent to the end of the 2021 third quarter, on October 8, 2021, INDUS completed an underwritten public offering of 2,150,000 shares of its Common Stock under its Updated Universal Shelf at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of Common Stock from INDUS at the same price. INDUS received net proceeds of $152,800, after estimated expenses, from the aggregate of 2,443,228 shares issued on October 8, 2021, and October 22, 2021.The Company intends to use the proceeds from this issuance of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes.

Private Placement

On August 24, 2020, pursuant to a Securities Purchase Agreement with CM Change Industrial, LP (“Conversant”), INDUS: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant ( the “Warrant”) to Conversant to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds, after expenses, of $26,799. Pursuant to the Securities Purchase Agreement, for so long as Conversant owns shares of Common Stock constituting more than 4.9% of INDUS’s Common Stock issued and outstanding, Conversant will have the right to designate one member (the “Purchaser Nominee”) to INDUS’s Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders.

The Warrant is exercisable from the date of issuance and has a term of three years. Under the terms of the Warrant, the number of shares of Common Stock issuable upon exercise of the Warrant was increased to 515,747 shares and the exercise price was reduced to $58.70 as a result of the stock dividend on March 8, 2021 (see Note 7). Under the terms of the Warrant, upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities, or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of Common Stock in such fundamental transaction is greater or less than the Exercise Price. The Warrant agreement contained a cash settlement provision whereby Conversant was entitled to a cash payment if a Fundamental Transaction took place within one year from the date the Warrant was issued. There were no payments made under the cash settlement provision of the Warrant and the cash settlement provision expired on August 24, 2021 (see Note 7).

On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “CVRA”), pursuant to which Conversant was entitled to a one-time cash payment in the event that INDUS’s volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement was less than the purchase price paid by Conversant in respect of each common share, subject to adjustment as described therein. There were no payments made under the CVRA, which expired on August 24, 2021.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. INDUS’s consolidated balance sheet included the Warrant liability and Contingent Value Rights (“CVR”) liability related to the private placement on August 24, 2020 (see Note 2). INDUS derived these values based on the Cox-Ross-Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, INDUS recognized these liabilities as Level 3 within the fair value hierarchy.

The following are INDUS’s financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	Sep. 30, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$156	$—
Interest rate swap liabilities	$—	$5,335	$—

	Dec. 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,766	$—
Common stock warrant liability	$—	$—	$8,790
Contingent value rights liability	$—	$—	$656

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

The fair values of the mortgage loans and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At September 30, 2021 and December 31, 2020, the carrying values of the mortgage loans and construction loan were $171,273 and $160,655, respectively, and the fair values of the mortgage loans and construction loan were $174,254 and $163,906, respectively.

The Warrant was included on the Company’s consolidated balance sheet as a liability carried at its fair value from the date it was issued, August 24, 2020, through the first anniversary of its issuance date when the Warrant’s cash settlement provision expired (see Notes 2 and 7). The Warrant’s fair value was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining fair value of the Warrant as of August 24, 2021, is as follows:

Warrant Liability
Expected volatility	46.24%
Risk free interest rate	0.23%
Expected term (in years)	2.00
Annual dividend yield	0.89%

Fair Value of Derivative Warrant Liability
Fair value at December 31, 2020	$8,790
Change in fair value December 31, 2020 through August 24, 2021	3,402
Reclassification to equity at August 24, 2021	$12,192

The fair value of the CVR liability, prior to its expiration on August 24, 2021 (see Note 2), was estimated using a Monte Carlo simulation valuation methodology. This weighted-average was comprised of unobservable inputs including expected volatility, risk free interest rate, expected term and annual dividend yield (Level 3 inputs). The change in the fair value of the CVR liability in the 2021 nine month period reflected the expiration of the CVRA on

August 24, 2021, and elimination of the CVR liability, which was $656 as of December 31, 2020. The loss on the fair value of financial instruments of $2,746 in the 2021 nine month period reflected the loss of $3,402 for the change in the fair value of the Warrant liability from December 31, 2020, through August 24, 2021, the date it was reclassified into stockholders’ equity, partially offset by the elimination of the CVR liability.

4.    Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	Sep. 30, 2021	Dec. 31, 2020
Land		$47,290	$33,084
Land improvements	10 to 30 years	47,483	45,827
Buildings and improvements	10 to 40 years	284,042	233,250
Tenant improvements	Shorter of useful life or terms of related lease	35,204	34,899
Machinery and equipment	3 to 20 years	10,958	10,958
Construction in progress		42,977	4,036
Development costs		3,749	5,106
		471,703	367,160
Accumulated depreciation		(127,888)	(124,839)
		$343,815	$242,321

The increase in construction in progress primarily relates to the site work and construction costs of an approximately 141,000 square foot industrial/logistics building in Charlotte, North Carolina (the “Charlotte Build-to-Suit”) on the Company’s 44 acre parcel of land in Charlotte. Subsequent to September 30, 2021, the Charlotte Build-to-Suit was completed and placed in service and the amount in construction in progress related to the Charlotte Build-to-Suit was reclassified into the appropriate asset categories.

Total depreciation expense related to real estate assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020
Depreciation expense	$3,322	$3,008	$9,225	$8,958

On August 5, 2021, INDUS closed on the purchase of 2850 Interstate Drive (“2850 Interstate”), an approximately 139,500 square foot fully leased industrial/logistics building in Lakeland, Florida for $17,866, including acquisition costs. INDUS determined the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets and intangible assets (see Note 9) on a relative fair value basis.

On June 28, 2021, INDUS, through a consolidated VIE, purchased 7800 Tuckaseegee Road (“7800 Tuckaseegee”), an approximately 395,000 square foot industrial/logistics building in Charlotte, North Carolina for $42,502, including acquisition costs. On May 12, 2021, INDUS, through a consolidated VIE, purchased 6355 Farm Bureau Road (“6355 Farm Bureau”), an approximately 128,000 square foot industrial/logistics building in the Lehigh Valley of Pennsylvania for $11,928, including acquisition costs. For both acquisitions, INDUS provided all of the funding to the VIEs for the purchases and determined the fair value of the assets acquired approximated the purchase price, which was allocated to the real estate assets and intangible assets (see Note 9) on a relative fair value basis. The acquisitions of 7800 Tuckaseegee and 6355 Farm Bureau were made utilizing Reverse 1031 Like-Kind Exchanges that were entered into at the time the properties were acquired. As such, as of September 30, 2021, these properties are in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchanges until the potential real estate sales transactions and the Reverse 1031 Like-Kind Exchanges are completed.

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

The purchase prices for acquisitions in the 2021 nine month period were allocated as follows:

	2850 Interstate	7800 Tuckaseegee	6355 Farm Bureau	Jetport Land	Total
Land	$2,369	$4,606	$2,163	5,658	$14,796
Land improvements	416	927	388	—	1,731
Buildings and improvements	14,703	35,947	10,036	—	60,686
Tenant improvements	48	200	132	—	380
Intangible assets	558	1,462	918	—	2,938
Intangible liabilities	(228)	(640)	(1,709)	—	(2,577)
	$17,866	$42,502	$11,928	5,658	$77,954

In the 2021 third quarter, INDUS recorded an impairment charge of $3,000 to reduce the carrying values of two of its office/flex properties in Windsor, Connecticut, based on management’s assessment of the current market prices for these properties.

See Note 11 for subsequent events related to INDUS’s real estate assets.

Real estate assets held for sale consist of:

	Sep. 30, 2021	Dec. 31, 2020
Land	$338	$505
Land improvements	4,232	269
Development costs	63	6,028
	$4,633	$6,802

The decrease in real estate assets held for sale in the 2021 nine month period reflected $6,645 for sales of real estate assets that closed and $35 that was reclassified from real estate assets held for sale into real estate assets partially offset by $4,511 that was reclassified from real estate assets into real estate assets held for sale as a result of these assets meeting the criteria to be classified as held for sale. The amounts remaining in real estate assets held for sale are related to sales that INDUS expects to close within the next nine to twelve months.

5.    Mortgages Loans, Construction Loan and Interest Rate Swaps

INDUS’s nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	Sep. 30, 2021	Dec. 31, 2020
4.72%, due October 3, 2022 *	$3,979	$4,061
4.39%, due January 2, 2025 *	17,982	18,453
4.17%, due May 1, 2026 *	12,394	12,696
3.79%, due November 17, 2026 *	23,345	23,911
4.39%, due August 1, 2027 *	9,545	9,750
3.97%, due September 1, 2027	11,236	11,419
4.57%, due February 1, 2028 *	17,262	17,601
5.09%, due July 1, 2029	4,843	5,214
5.09%, due July 1, 2029	3,393	3,653
3.60%, due January 2, 2030 *	6,224	6,350
3.48%, due February 1, 2030	14,387	14,682
3.50%, due July 1, 2030 *	4,948	5,046
4.33%, due August 1, 2030	15,963	16,244
4.51%, due April 1, 2034	13,441	13,688
Mortgage loans	158,942	162,768
Debt issuance costs	(1,890)	(2,113)
Mortgage loans, net of debt issuance costs	157,052	160,655
Less mortgage loan, net on asset held for sale:
5.09%, due July 1, 2029	(4,816)	—
Total mortgage loans, net of debt issuance costs	152,236	160,655

Construction loan:
One-month LIBOR plus 1.65%, due May 7, 2023	14,662	—
Debt issuance costs	(441)	—
Construction loan, net of debt issuance costs	14,221	—

Mortgage loans and construction loan, net of debt issuance costs	$166,457	$160,655

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’s weighted average interest rate on its mortgage loans and its construction loan, including the effect of its interest rate swap agreements, was 3.98% and 4.18% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, INDUS was a party to thirteen interest rate swap agreements with notional amounts totaling $95,679 and $97,868 at September 30, 2021 and December 31, 2020, respectively, related to its variable rate nonrecourse mortgage loans on certain of its real estate assets. The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Note 3). Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the 2021 nine month period, INDUS recognized a gain, included in other comprehensive loss, of $3,587 on its interest rate swap agreements. In the 2020 nine month period, INDUS recognized a loss, included in other comprehensive loss, of $6,607, before taxes, on its interest rate swap agreements. As of September 30, 2021, $1,962 was expected to be reclassified over the next twelve months to AOCI from interest expense. As of September 30, 2021, the net fair value of INDUS’s interest rate swap agreements was a liability of $5,179, with $156 included in other assets and $5,335 included in other liabilities on INDUS’s consolidated balance sheet. Interest expense related to INDUS’s interest rate swap agreements in the 2021 and 2020 nine month periods was $1,504 and $1,058 (before tax), respectively.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. (“JPMorgan”) to provide a portion of the funds for the site work and development of the Charlotte Build-to-Suit (see Note 4). Total borrowings under the 2021 JPM Construction Loan will be the lesser of $28,400 or 67.5% of the project cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the

Company’s option. Initial interest under the 2021 JPM Construction Loan, adjusted monthly, was one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit, which took place subsequent to September 30, 2021.

6.     Revolving Credit Agreements

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100,000 (the “New Credit Facility”) with several banks that replaced the Company’s former Amended Webster Credit Line (as defined below) and Acquisition Credit Line (as defined below) with Webster Bank, N.A. (“Webster Bank”). The New Credit Facility has a three year term with two one-year extensions at the Company’s option and also includes an uncommitted incremental facility, which would enable the New Credit Facility to be increased up to $250,000 in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its former revolving credit line and acquisition credit line, respectively, with Webster Bank. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319,149 plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30,000 through December 30, 2022, (b) $50,000 from December 31, 2022 through December 30, 2023, and (c) $100,000 on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023. As of September 30, 2021, the Company was in compliance with the covenants of the New Credit Facility. Based on the collateral in place as of September 30, 2021, $55,789 could be borrowed under the New Credit Facility. There have been no borrowings under the New Credit Facility, however, the New Credit Facility secures certain unused standby letters of credit aggregating $3,034 that are related to INDUS's development activities.

On March 17, 2021, INDUS executed an amendment (the “Revolving Credit Line Amendment”) to its $19,500 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was scheduled to expire on September 30, 2021. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $19,500 to $35,000, while adding two industrial/logistics buildings to the collateral for the Amended Webster Credit Line. The Amended Webster Credit Line was replaced by the New Credit Facility (see above). INDUS also had a credit line of $15,000 with Webster Bank that was used to finance certain property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line was unsecured and also scheduled to expire on September 30, 2021. The Acquisition Credit Line was replaced by the New Credit Facility (see above).

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020
Net loss	$(3,547)	$(657)	$(5,466)	$(1,637)

Weighted average shares outstanding for computation of basic per share results	7,724,000	5,352,000	7,231,000	5,190,000
Incremental shares from assumed exercise of stock options and warrants (a)	—	—	—	—
Adjusted weighted average shares for computation of diluted per share results	7,724,000	5,352,000	7,231,000	5,190,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and the Warrant for the 2021 third quarter and 2020 third quarter would have been 175,000 and 72,000, respectively. The incremental shares from the assumed exercise of the Warrant and stock options for the 2021 nine month period and 2020 nine month period would have been 150,000 and 62,000, respectively.

Equity Compensation Plans

Stock Options

There were no stock options granted in the 2021 nine month period. The following options were granted by INDUS in the 2020 nine month period under the INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”) and the INDUS Realty Trust, Inc. 2009 Stock Option Plan:

		Fair Value per
	Number of	Option at
	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17

Number of option holders at September 30, 2021	18

As of September 30, 2021, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of 2021	$99
2022	$372
2023	$231
2024	$111
2025	$15

A summary of INDUS’s stock option activity is as follows:

	For the Nine Months Ended
	Sep. 30, 2021		Sep. 30, 2020
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	246,150	$36.06	189,822	$28.23
Adjustment for stock dividend	5,413	$34.29	—	$—
Granted	—	$—	111,258	$45.72
Exercised	(15,422)	$26.37	(44,900)	$28.73
Forfeited	(1,067)	$37.49	—	$—
Outstanding at end of period	235,074	$35.85	256,180	$35.74

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	Sep. 30, 2021	Exercise Price	(in years)	Value
$23.00 - $28.00	96,124	$26.24	4.5	$4,216
$28.00 - $32.00	14,073	$29.84	3.8	567
$32.00 - $47.00	124,877	$43.93	8.2	3,267
	235,074	$35.85	6.4	$8,050

Vested options	125,395	$27.92	4.7	$5,289

Restricted Stock Units

Under the 2020 Incentive Award Plan, INDUS granted the following restricted stock units of Common Stock (“RSUs”) in the 2021 nine month period;

	Time-based vesting		Performance-based vesting
		Fair Value per		Fair Value per
	Number of	Unit at	Number of	Unit at
	Units	Grant Date	Shares	Grant Date
Employees	8,508	$63.15	8,508	$79.33
Non-employee directors	4,682	$67.28	-
	13,190		8,508

The time-based vesting RSUs were granted to employees on February 1, 2021 and, subject to the recipient’s continued employment, will vest over three years in equal installments on February 1 of each year beginning in 2022. The performance-based vesting RSUs granted in fiscal 2021 will vest after a period of three years and be measured over the three-year period on pre-established goals. The time-based vesting RSUs granted to non-employee directors were granted on June 17, 2021 and will vest in one year. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to risk of forfeiture prior to the expiration of the applicable vesting period.

As of September 30, 2021, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of 2021	$206
2022	$503
2023	$270
2024	$22

Compensation expense and related tax benefits for stock options and RSUs were as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020
Compensation expense	$305	$125	$810	$407

Related tax benefit	$—	$26	$—	$88

Warrant

As of September 30, 2021, exercise of the Warrant would result in the issuance 515,747 shares of Common Stock at a price of $58.70 per share. The Warrant expires on August 24, 2023. As the Warrant contained a cash surrender provision, it was recorded at its fair value and classified as a liability on the Company’s consolidated balance sheet at the time it was issued, with changes in its fair value included in the Company’s consolidated statement of operations. On August 24, 2021, upon the expiration of the cash settlement provision of the Warrant, the fair value of the Warrant at that time, $12,192, was reclassified from a liability into stockholders’ equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, comprised of unrealized gains on cash flow hedges is as follows:

	For the Nine Months Ended
	Sep. 30, 2021	Sep. 30, 2020
Balance at beginning of period	$(7,855)	$(2,540)
Other comprehensive gain (loss) before reclassifications	2,083	(6,100)
Amounts reclassified	1,504	837
Net activity for other comprehensive gain (loss)	3,587	(5,263)
Balance at end of period	$(4,268)	$(7,803)

Changes in accumulated other comprehensive income (loss), net are as follows:

	For the Three Months Ended
	Sep. 30, 2021			Sep. 30, 2020
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$510	$—	$510	$509	$(106)	$403
Change in other comprehensive income:
Increase (decrease) in fair value of cash flow hedges	114	—	114	(25)	4	(21)
Other comprehensive income	$624	$—	$624	$484	$(102)	$382

	For the Nine Months Ended
	Sep. 30, 2021			Sep. 30, 2020
		Tax			Tax
		(Expense)	Net-of		(Expense)	Net-of
	Pre-Tax	Benefit	Tax	Pre-Tax	Benefit	Tax
Reclassification included in net loss:
Loss on cash flow hedges (interest expense)	$1,504	$—	$1,504	$1,058	$(221)	$837
Change in other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	2,083	—	2,083	(7,665)	1,565	(6,100)
Other comprehensive income (loss)	$3,587	$—	$3,587	$(6,607)	$1,344	$(5,263)

Dividends

On January 13, 2021, INDUS declared a special dividend to distribute the E&P Distribution, which was based on the Company’s estimated taxable income through December 31, 2020. The E&P Distribution was made on March 8, 2021, in the amount of $11,250 or $1.99 per share to holders of record as of January 22, 2021. The E&P Distribution was paid in a combination of cash and shares of the Company’s Common Stock. The cash portion of the E&P Distribution paid to stockholders was $3,404 and 125,212 shares of Common Stock were issued.

INDUS declared cash dividends of $0.15 per share on its Common Stock on September 1, 2021, and May 7, 2021. INDUS paid $1,159 and $1,158, respectively, for these dividends on September 30, 2021, and June 30, 2021. INDUS did not declare or pay a cash dividend in the 2020 nine month period.

Treasury Stock

The Company’s 617,816 shares of treasury stock were retired upon the reincorporation into Maryland on December 30, 2020. The treasury stock balance was offset by reductions to common stock and additional paid-in capital. Total stockholders’ equity was not affected by the retirement of treasury stock.

8.     Leases

The Company’s rental revenue reflects the leasing of industrial/logistics and, to a much lesser extent, office/flex space and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’s leases with its tenants are classified as operating leases with the exception of a sixty-five year ground lease of a small land parcel which is a sale-type lease. As such, a gain of approximately $1,000 on that lease is included in gain on sales of real estate assets in the Company’s consolidated statements of operations for the 2021 third quarter and 2021 nine month period.

The following is a schedule of minimum future cash rentals on the Company’s operating leases as of September 30, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of 2021	$7,743
2022	31,837
2023	28,737
2024	25,622
2025	21,712
Thereafter	38,286
$153,937

In 2016, INDUS, as lessee, entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to the Company. The New York Office Lease was approved by the Audit Committee of INDUS’s Board of Directors and the lease rates under the sublease were at market rate at the time the sublease was signed.

Expenses related to operating leases where INDUS is the lessee were $104 in each of the 2021 and 2020 nine month periods. The weighted average remaining lease term for these leases as of September 30, 2021, was 5.1 years.

Maturities of lease liabilities as of September 30, 2021 are as follows:

Balance of 2021	$35
2022	143
2023	140
2024	141
2025	140
2026	117
Total undiscounted payments	716
Less: imputed interest	(60)
Present value of minimum lease payments	$656

9.    Supplemental Financial Statement Information

Other Assets

INDUS's other assets are comprised of the following:

	Sep. 30, 2021	Dec. 31, 2020
Deposits on building and land acquisitions	$6,455	$365
Deferred leasing costs, net	7,173	5,352
Straight-line rents	6,876	6,700
Prepaid expenses	4,622	2,618
Intangible assets, net	4,475	2,126
Accounts receivable (primarily leases)	1,477	254
Deferred financing costs related to revolving lines of credit	988	162
Prepaid development costs	966	798
Furniture, fixtures and equipment, net	701	181
Right-of-use assets	622	707
Proceeds from sales of real estate assets held in escrow	592	1,993
Registration statement costs	532	—
Mortgage escrows	366	558
Interest rate swap asset	156	—
Other	418	323
Total other assets	$36,419	$22,137

Accounts Payable and Accrued Liabilities

INDUS's accounts payable and accrued liabilities are comprised of the following:

	Sep. 30, 2021	Dec. 31, 2020
Accrued construction costs and retainage	$7,004	$94
Accrued lease commissions	1,040	233
Trade payables	873	1,093
Accrued salaries, wages and other compensation	746	1,027
Accrued interest payable	619	580
Other	773	642
Total accounts payable and accrued liabilities	$11,055	$3,669

Other Liabilities

INDUS's other liabilities are comprised of the following:

	Sep. 30, 2021	Dec. 31, 2020
Interest rate swap liabilities	$5,335	$8,766
Deferred compensation plan	4,741	4,335
Intangible liability, net	3,102	695
Prepaid rent from tenants	1,392	1,345
Security deposits of tenants	893	710
Lease liabilities	656	739
Contingent value rights liability	—	656
Other	321	321
Total other liabilities	$16,440	$17,567

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $6,910 and $553 in the 2021 nine month period and 2020 nine month period, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020
$1,727	$1,752	$5,117	$5,198

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended		For the Nine Months Ended
Sep. 30, 2021	Sep. 30, 2020	Sep. 30, 2021	Sep. 30, 2020
$470	$57	$815	$90

Income Taxes

As discussed above (see Note 1), INDUS intends to elect to be taxed as a REIT for the taxable year ending December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. Provided the Company qualifies for taxation as a REIT, it generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from a taxable REIT subsidiary will be subject to federal, state and local income taxes. INDUS has elected taxable REIT subsidiary (“TRS”) status for one of its consolidated subsidiaries which provides services that would otherwise be considered impermissible for a REIT. If INDUS fails to qualify as a REIT in any taxable year, and it is unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income will be subject to regular federal corporate income tax, and it may not be able to qualify as a REIT for four subsequent taxable years. Additionally, even if INDUS qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. INDUS may also be subject to a corporate income tax on any gains recognized during a five-year period following the REIT conversion that are attributable to built-in gains with respect to assets that were owned on January 1, 2021.

In connection with the election to be taxable as a REIT for the taxable year ending December 31, 2021, INDUS reassessed its deferred tax assets and deferred tax liabilities during the fourth quarter of fiscal 2020, which resulted in de-recognizing all of its deferred tax assets and deferred tax liabilities prior to December 31, 2020. Accordingly, the only income tax provision reflected in the Company’s results of operations for the 2021 third quarter and 2021 nine month period is related to its TRS. INDUS’s income tax benefit was $500 in the 2020 nine month period reflecting an effective tax rate of 23.4%. The effective tax benefit rate for the 2020 nine month period reflected the federal statutory income tax rate of 21% adjusted for effects of permanent differences and state income taxes.

INDUS’s federal income tax returns for fiscal 2018, fiscal 2019, fiscal 2020 and December 2020 are open to examination by the Internal Revenue Service.

10.    Commitments and Contingencies

From time to time, INDUS is a party to various litigation matters that are considered routine litigation arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.

On August 5, 2021, INDUS entered into an agreement (the “Forward Purchase Agreement”) to acquire, for a purchase price of $31,500, an under-construction, approximately 184,000 square foot industrial/logistics portfolio in Nashville, Tennessee (the “Nashville Acquisition”) being developed on speculation by the seller and, upon completion, will be comprised of two buildings. Closing on the purchase of the Nashville Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Nashville Acquisition will be completed under its current terms, or at all.

As of September 30, 2021, INDUS had commitments of approximately $34,200 for construction work and tenant improvements under the terms of leases with certain of the Company’s tenants.

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after September 30, 2021, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended September 30, 2021, other than the disclosures herein.

On October 8, 2021, INDUS completed an underwritten public offering of 2,150,000 shares of its Common Stock at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of Common Stock from INDUS at the same price (see Note 2).

On October 12, 2021, INDUS closed on the purchase of an approximately 128,000 square foot fully leased, industrial/logistics building in Charlotte, North Carolina for a purchase price of $14,600.

On October 27, 2021, the Company entered into an agreement (the “South Carolina Purchase Agreement”) to acquire, for a purchase price of approximately $28,600, before transaction costs, an industrial/logistics building in South Carolina that is partially leased. The closing of the acquisition contemplated under the South Carolina Purchase Agreement is expected to take place in the 2021 fourth quarter. Completion of the acquisition contemplated under the South Carolina Purchase Agreement is subject to a number of contingencies. There is no guarantee that the purchase contemplated under the South Carolina Purchase Agreement will be completed under its current terms, or at all.

On November 3, 2021, the Company entered into an agreement (the “Charleston Forward Purchase Agreement”) to acquire, for a purchase price of $28,000, before transaction costs, an approximately 263,000 square foot industrial/logistics building in Charleston, South Carolina to be built by the seller. Closing on the Charleston Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charleston Forward Purchase Agreement will be completed under its current terms, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc.) (“INDUS” or the “Company”) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial/logistics properties in select supply-constrained and high growth markets in the United States. The Company seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns a limited number of office/flex properties and undeveloped land parcels much of which is not consistent with the Company’s core industrial and logistics strategy and therefore the Company sells certain properties periodically over time.

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

The significant accounting policies and methods used in the preparation of INDUS’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of INDUS’s audited consolidated financial statements for its fiscal year ended November 30, 2020 (“fiscal 2020”) included in INDUS’s Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC on February 18, 2021. The three months ended September 30, 2021, are referred to as the “2021 third quarter” and the nine months ended September 30, 2021, are referred to as the “2021 nine month period.” The three months ended September 30, 2020, are referred to as the “2020 third quarter” and the nine months ended September 30, 2020, are referred to as the “2020 nine month period.”

Summary

The Company incurred a net loss of approximately $3.5 million in the 2021 third quarter, as compared to a net loss of approximately $0.7 million for the 2020 third quarter. The higher net loss in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected:

●	an impairment charge of $3.0 million on certain office/flex properties;
●	an approximately $1.5 million increase in the loss for the change in the fair value of financial instruments that were issued on August 24, 2020, in connection with the sale of the Company’s common stock, par value $0.01 per share (“Common Stock”);
●	an increase of approximately $0.5 million in depreciation and amortization expense; and
●	an increase of approximately $0.3 million in real estate taxes;

partially offset by:

●	an approximately $1.0 million increase in rental revenue; and
●	an approximately $1.3 million increase in gain on sales of real estate assets.

The Company’s net operating income (“NOI”), which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to approximately $7.9 million in the 2021 third quarter from approximately $7.1 million in 2020 third quarter, reflecting the increase in rental revenue partially offset by the increase in real estate taxes. NOI is not a financial measure in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

The Company incurred a net loss of approximately $5.5 million in the 2021 nine month period, as compared to a net loss of approximately $1.6 million for the 2020 nine month period. The higher net loss in the 2021 nine month period, as compared to the 2020 nine month period, principally reflected:

●an impairment charge of $3.0 million on certain office/flex properties;
●an approximately $1.0 million increase in general and administrative expenses;
●an approximately $0.5 million increase in operating expenses of rental properties;
●an approximately $0.5 million increase in depreciation and amortization expense;
●an approximately $0.4 million increase in real estate taxes;
●	an approximately $2.2 million increase in the loss for the change in the fair value of the financial instruments that were issued on August 24, 2020; and
●	the inclusion in the 2020 nine month period of an approximately $0.5 million income tax benefit as a result of conversion to a REIT effective at the start of fiscal 2021;

partially offset by:

●an approximately $2.8 million increase in rental revenue;
●an approximately $1.0 million increase in gain on sales of real estate assets;
●	an approximately $0.3 million decrease in interest expense; and
●	an approximately $0.2 million increase in investment and other income.

The Company’s NOI increased to approximately $22.1 million in the 2021 nine month period from approximately $20.2 million in 2020 nine month period, reflecting the increase in rental revenue partially offset by the increases in operating expenses of rental properties and real estate taxes.

Results of Operations

Impact of COVID-19

Since March 2020, the world has been impacted by the coronavirus (COVID-19) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; development and spread of new variants of the virus; the availability, adoption and effectiveness of vaccines to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. Recently, COVID-19 has disrupted the availability, supply and costs of construction materials, which has resulted in an increase in the Company’s cost of construction and delays in the completion of the Company’s construction projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future. Additionally, as a result of the pandemic there could be a reduction in the Company’s rental revenue, particularly with respect to its office/flex portfolio.

COVID-19 did not have a material impact on the Company’s rent collections in the 2021 nine month period as over 99% of cash rent due each month in the 2021 nine month period, inclusive of rent relief agreements, was collected.

See Part I, Item 1A "Risk Factors" in the Company’s fiscal 2020 Form 10-K for further discussions of the possible impact of the COVID-19 pandemic on the Company’s business.

Real Estate Portfolio

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties and its total real estate portfolio from December 31, 2020, through September 30, 2021, were as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Logistics Properties	Footage	Footage	Leased
As of December 31, 2020	4,206,000	3,972,000	94.5%
Buildings acquired	662,000	465,000
Leasing of first generation space (1)	—	202,000
Leasing of second generation space (2)	—	120,000
Leases expired	—	(115,000)
As of September 30, 2021	4,868,000	4,644,000	95.4%

Total Portfolio
As of December 31, 2020	4,599,000	4,252,000	92.5%
Buildings acquired	662,000	465,000
Building sold	(7,000)	(7,000)
Leasing of first generation space	—	202,000
Leasing of second generation space	—	143,000
Leases expired	—	(140,000)
As of September 30, 2021	5,254,000	4,915,000	93.5%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

As of September 30, 2021, the Company’s industrial/logistics square footage comprised 92.7% of its total square footage.

The increase in industrial/logistics total square footage as a result of building acquisitions during the 2021 nine month period reflected:

●	approximately 128,000 square feet from the acquisition on May 12, 2021, of 6355 Farm Bureau Road (“6355 Farm Bureau”), in the Lehigh Valley of Pennsylvania, which was fully leased when acquired;
●	approximately 395,000 square feet from the acquisition on June 28, 2021, of 7800 Tuckaseegee Road (“7800 Tuckaseegee”), in Charlotte, North Carolina, which was 50% leased when acquired; and
●	approximately 139,500 square feet from the acquisition on August 5, 2021, of 2850 Interstate Drive (“2850 Interstate”), in Lakeland, Florida which was fully leased when acquired.

The increase in industrial/logistics square footage under lease during the 2021 nine month period reflected:

●	approximately 465,000 square feet in buildings acquired that was under lease at time of acquisition;
●	three leases aggregating approximately 178,000 square feet of first generation space in 160 International Drive (“160 International”) and 180 International Drive (“180 International”), two buildings built on speculation in the Charlotte market that were completed in the fiscal 2019 fourth quarter and fully leased as of September 30, 2021;
●	an approximately 24,000 square foot lease of recently renovated first generation space in 170 Sunport Lane (“170 Sunport”) in Orlando, Florida;
●	two leases aggregating approximately 115,000 square feet of second generation space replacing tenants whose leases expired in the current year; and
●	a lease of approximately 5,000 square feet of previously vacant space.

The increase in total portfolio square footage reflects the three industrial/logistics buildings acquired, partially offset by the sale of 1936 Blue Hills Avenue (“1936 Blue Hills”), a fully leased approximately 7,000 square foot restaurant building that the Company included in its office/flex portfolio. The increase in the total portfolio’s leased square footage reflected the leasing activity of industrial/logistics space described above partially offset by the reduction of leased space from the sale of 1936 Blue Hills. The vacancies that resulted from lease expirations of office/flex space aggregating approximately 25,000 square feet were substantially offset by leasing approximately 11,000 square feet to a tenant in an adjoining building and a new lease of approximately 12,000 square feet.

2021 Third Quarter Compared to 2020 Third Quarter

Rental revenue increased to approximately $10.8 million in the 2021 third quarter from approximately $9.7 million in the 2020 third quarter. The approximately $1.1 million increase in rental revenue in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected:

●	approximately $0.7 million from the three industrial/logistics buildings acquired in the current year;
●	approximately $0.3 million from first generation leases and approximately $0.3 million from second generation leases in the 2021 third quarter that were either not in place or in place for only a portion of the 2020 third quarter; and
●	approximately $0.1 million from increases in rental rates on leases renewed subsequent to September 30, 2020;

partially offset by:

●	an approximately $0.3 million decrease due to lease expirations.

The rental revenue from first generation leasing includes leases in 160 International, 180 International, and 170 Sunport that became effective in the current fiscal year. An additional lease of first generation space in 180 International is expected to become effective in the three months ended December 31, 2021 (the “2021 fourth quarter”) upon completion of tenant improvements. The increase in rental revenue from leases of second generation space principally reflected the expansion of two existing tenants into spaces vacated by their respective adjoining tenants upon lease expirations.

Operating expenses of rental properties of approximately $1.2 million in the 2021 third quarter were essentially unchanged as compared to the 2020 third quarter. An increase in operating expenses of approximately $0.1 million due to the buildings acquired in the current year was essentially offset by lower operating expenses across all other properties. Real estate taxes increased to approximately $1.7 million in the 2021 third quarter from approximately $1.3 million in the 2020 third quarter. The approximately $0.4 million increase in real estate taxes in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected approximately $0.1 million due to the buildings acquired in fiscal 2021 and an increase of approximately $0.3 million across all other properties.

The Company’s total NOI and NOI on a cash basis (“Cash NOI”)1, and NOI and Cash NOI for industrial/logistics properties (“Cash NOI of Industrial/Logistics Properties”)1 for the 2021 third quarter and the 2020 third quarter were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
	Third	Third	Third	Third
	Quarter	Quarter	Quarter	Quarter
Rental revenue	$ 9,306	$ 8,137	$ 10,754	$ 9,714
Operating expenses of rental properties	(690)	(671)	(1,218)	(1,247)
Real estate taxes	(1,480)	(1,123)	(1,683)	(1,338)
NOI	7,136	6,343	7,853	7,129
Noncash rental revenue including
straight-line rents	(749)	(773)	(754)	(824)
Cash NOI	$ 6,387	$ 5,570	$ 7,099	$ 6,305

The increases in NOI and Cash NOI principally reflected the increase in rental revenue, partially offset by the increase in real estate taxes, as described above. See below for information regarding why the Company believes NOI and Cash NOI are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Depreciation and amortization expense increased to approximately $3.9 million in the 2021 third quarter from approximately $3.4 million in the 2020 third quarter. The approximately $0.5 million increase in depreciation and amortization expense in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected depreciation expense related to the three buildings acquired in the current year.

General and administrative expenses decreased to approximately $2.3 million in the 2021 third quarter from approximately $2.4 million in the 2020 third quarter. The approximately $0.1 million decrease in general and administrative expenses in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected decreases of approximately $0.3 million related to INDUS’s non-qualified deferred compensation plan and approximately $0.4 million in legal expense, substantially offset by increases of approximately $0.4 million in compensation expenses and approximately $0.2 million across all other general and administrative expenses. The lower expenses related to the Company’s non-qualified deferred compensation plan reflected the effect on participant balances of lower stock market performance in the 2021 third quarter, as compared to the 2020 third quarter, that resulted in a smaller increase in the non-qualified deferred compensation plan liability in the 2021 third quarter, as compared to the increase in the non-qualified deferred compensation plan liability in the 2020 third quarter. The increase in employee compensation expenses reflected approximately $0.2 million due to higher payroll costs due to the addition of a general legal counsel and personnel in the areas of acquisition and finance, and approximately $0.2 million of noncash compensation expense for the grant of restricted stock units in the 2021 first quarter. The lower legal expenses principally reflected the 2020 third quarter expenses related to INDUS’s anticipated conversion to a REIT at the beginning of fiscal 2021.

Interest expense decreased to approximately $1.7 million in the 2021 third quarter from approximately $1.8 million in the 2020 third quarter. The approximately $0.1 million decrease in interest expense in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected an approximately $0.4 million increase in capitalized interest partially offset by an approximately $0.3 million increase in amortization of debt issuance costs in the 2021 third quarter, as compared to the 2020 third quarter. The increase in capitalized interest reflected the greater amount of construction and development activities during the 2021 third quarter, as compared to the 2020 third quarter, driven by construction of an approximately 141,000 square foot build-to-suit industrial/logistics building for Amazon in Charlotte, North Carolina (the “Charlotte Build-to-Suit”). The increase in amortization of debt issuance costs in the 2021 third quarter, as compared to the 2020 third quarter, principally reflected amortization of debt issuance costs related to a new

1 INDUS defines “Cash NOI” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents and “Cash NOI of Industrial/Logistics Properties” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents, for industrial/logistics properties. Cash NOI and Cash NOI of Industrial/Logistics Properties are not financial measures in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes these are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

secured revolving credit facility and a construction loan agreement completed in the current year (see “Liquidity and Capital Resources” below).

The $3.0 million charge for impairment of real estate assets in the 2021 third quarter reflected the reduction of the carrying values on two of the Company’s office/flex properties, 5 and 7 Waterside Crossing (“5 and 7 Waterside”) in Windsor, Connecticut. These properties, along with other flex office properties, are under agreement for sale (see below).

The 2021 third quarter charge of approximately $2.0 million from the change in the fair value of financial instruments reflected the change in fair value of the Warrant (as defined below) from June 30, 2021, through August 24, 2021. The Warrant, which was issued on August 24, 2020, contained a cash settlement provision and, accordingly was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the Warrant’s cash settlement provision expired and the fair value of the Warrant as of that date, approximately $12.2 million, was reclassified into stockholders’ equity (see Notes 2 and 3 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). The 2020 third quarter charge of approximately $0.6 million reflected the changes in fair values of the Warrant (as defined below) and the contingent value rights (“CVR”) liability from the date those financial instruments were issued through September 30, 2020.

INDUS’s gain from sales of real estate assets was approximately $1.5 million in the 2021 third quarter, as compared to approximately $0.1 million in the 2020 third quarter. Approximately $1.0 million of the gain in the 2021 third quarter was from a sixty-five year ground lease for a small land parcel being used as a cell tower site. Under the terms of that agreement, the proceeds of approximately $1.0 million for the entire term were received at the inception of the lease, resulting in that transaction being reflected as a sale-type lease. The 2021 third quarter also included a gain of approximately $0.5 million on the sale of approximately 34 acres of undeveloped land in Bloomfield, Connecticut. In the 2021 third quarter, INDUS also completed: (a) the sale, to a national land conservation organization, of approximately 277 acres of undeveloped land in Simsbury, Connecticut (the “Meadowood Land”), for net proceeds of approximately $5.5 million (the “Meadowood Land Sale”); and (b) the sale of the last seven residential lots from the Company’s residential subdivision (“Stratton Farms”) in Suffield, Connecticut, for net proceeds of approximately $0.3 million. Both the Meadowood Land Sale and the sale of the remaining Stratton Farms residential lots were essentially break-even. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

Investment and other income of approximately $0.1 million in the 2021 third quarter principally reflected a gain from the sale of a non-core investment related to a former legacy operation of the Company.

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the taxable year ending December 31, 2021. The small income tax provision for the 2021 third quarter is related to the gain on the sale of the non-core investment noted above. In the 2020 third quarter, the Company had an income tax benefit of approximately $0.2 million that reflected the federal statutory rate of 21% (applicable to the Company at that time) on the pretax loss of approximately $0.9 million, adjusted for the effects of permanent differences and state income tax benefits.

2021 Nine Month Period Compared to 2020 Nine Month Period

Rental revenue increased to approximately $30.7 million in the 2021 nine month period from approximately $27.8 million in the 2020 nine month period. The approximately $2.9 million increase in rental revenue in the 2021 nine month period, as compared to the 2020 nine month period, was principally due to:

●	approximately $1.0 million from first generation leases and approximately $1.5 million from second generation leases that were either not in place or in place for only a portion of the 2020 nine month period;
●	approximately $0.8 million from the three industrial/logistics buildings acquired in the current year and approximately $0.1 million from buildings acquired during the 2020 nine month period;
●	approximately $0.5 million from an increase in real estate tax and operating expense reimbursements received from tenants; and
●	approximately $0.3 million from increases in rental rates on leases renewed subsequent to September 30, 2020;

partially offset by:

●	an approximately $1.3 million decrease due to lease expirations.

The rental revenue from first generation leasing includes leases in 160 International, 180 International, and 170 Sunport that became effective in the current fiscal year. An additional lease of first generation space in 180 International is expected to become effective in the 2021 fourth quarter upon completion of tenant improvements. The increase in rental revenue from leases of second generation space principally reflected approximately $1.1 million from the expansion of two existing tenants into spaces vacated by their respective adjoining tenants upon lease expirations and approximately $0.4 million from leases of previously vacant space that were in place for the entire 2021 nine month period versus a portion of the 2020 nine month period. The increase in expense reimbursements from tenants is related to an increase in operating expenses of rental properties and real estate taxes, which are charged to tenants in the Company’s industrial/logistics properties under the terms of their leases.

Operating expenses of rental properties increased to approximately $4.0 million in the 2021 nine month period from approximately $3.5 million in the 2020 nine month period. The approximately $0.5 million increase in operating expenses of rental properties in the 2021 nine month period, as compared to the 2020 nine month period, was due to approximately $0.1 million for the buildings acquired in the current year and an approximately $0.4 million increase in snow removal expenses in the current year. Most of the increase in snow removal expenses were reimbursed by tenants in the industrial/logistics buildings under the terms of their leases. Real estate taxes increased to approximately $4.6 million in the 2021 nine month period from approximately $4.1 million in the 2020 nine month period. The approximately $0.5 million increase in real estate taxes in the 2021 nine month period, as compared to the 2020 nine month period, was due to approximately $0.1 million for the buildings acquired in the current year and approximately $0.4 million for tax increases on all properties throughout the portfolio. Most of the increase in real estate taxes in the industrial/logistics buildings were reimbursed by tenants under the terms of their leases.

The Company’s total NOI and Cash NOI, and NOI and Cash NOI for Industrial/Logistics properties for the 2021 nine month period and the 2020 nine month period were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
	Nine Month	Nine Month	Nine Month	Nine Month
	Period	Period	Period	Period
Rental revenue	$ 26,316	$ 23,201	$ 30,677	$ 27,846
Operating expenses of rental properties	(2,407)	(1,959)	(3,983)	(3,499)
Real estate taxes	(3,986)	(3,484)	(4,584)	(4,135)
NOI	19,923	17,758	22,110	20,212
Noncash rental revenue including
straight-line rents	(1,548)	(1,568)	(1,610)	(1,942)
Cash NOI	$ 18,375	$ 16,190	$ 20,500	$ 18,270

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

Depreciation and amortization expense increased to approximately $10.7 million in the 2021 nine month period from approximately $10.2 million in the 2020 nine month period. The approximately $0.5 million increase in depreciation and amortization expense in the 2021 nine month period, as compared to the 2020 nine month period, principally reflected approximately $0.6 million related to the buildings acquired during the current year, partially offset by a reduction of approximately $0.1 million as certain tenant improvements became fully depreciated as leases expired and lower amortization expense on certain intangible assets that became fully amortized.

General and administrative expenses increased to approximately $8.0 million in the 2021 nine month period from approximately $6.9 million in the 2020 nine month period. The approximately $1.1 million increase in general and administrative expenses in the 2021 nine month period, as compared to the 2020 nine month period, was principally due to:

●	an approximately $0.9 million increase in employee compensation expenses;
●	an approximately $0.3 million increase related to INDUS’s non-qualified deferred compensation plan;
●	an approximately $0.1 million increase in maintenance expenses on undeveloped land; and
●	an approximately $0.2 million increase in all other general and administrative expenses;

partially offset by:

●	an approximately $0.4 million decrease in legal expenses.

The increase in employee compensation expenses principally reflected approximately $0.5 million for employees added in the areas of acquisitions, capital markets and investor relations and the addition of a general legal counsel and approximately $0.4 million of noncash compensation expense for the grant of restricted stock units in the 2021 first quarter. The higher expense related to INDUS’s non-qualified deferred compensation plan reflected the effect on participant balances of higher stock market performance in the 2021 nine month period, as compared to the 2020 nine month period, that resulted in an increase in the non-qualified deferred compensation plan liability in the 2021 nine month period, as compared to a decrease in the non-qualified deferred compensation plan liability in the 2020 nine month period. The maintenance expenses on undeveloped land reflected the cost of removing certain old structures previously used in the agricultural operations of INDUS’s former parent company. The decrease in legal expenses principally reflected lower costs incurred related to INDUS converting to a REIT at the beginning of fiscal 2021.

Interest expense decreased to approximately $5.2 million in the 2021 nine month period from approximately $5.5 million in the 2020 nine month period. The approximately $0.3 million decrease in interest expense in the 2021 nine month period, as compared to the 2020 nine month period, principally reflected an approximately $0.7 million increase in capitalized interest and an approximately $0.1 million decrease in interest expense across all mortgage loans from recurring principal payments, partially offset by an increase of approximately $0.5 million in amortization of debt issuance costs. The increase in capitalized interest reflected the increased amount of construction and development activities during the 2021 nine month period, as compared to the 2020 nine month period, driven by construction of the Charlotte Build-to-Suit. The increase in amortization of debt issuance costs in the 2021 nine month period, as compared to the 2020 nine month period, principally reflected amortization of debt issuance costs related to a new secured revolving credit facility and construction loan agreement (see “Liquidity and Capital Resources” below) entered into in the current year.

The $3.0 million charge for impairment of real estate assets in the 2021 nine month period reflected the reduction of the carrying values on 5 and 7 Waterside. These properties, along with other flex office properties, are under agreement for sale (see below).

The 2021 nine month period charge of approximately $2.7 million from the change in the fair value of financial instruments reflected the change in fair value of the Warrant (as defined below) and CVR liability through August 24, 2021. The Warrant, which was issued on August 24, 2020, contained a cash settlement provision and, accordingly, was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the Warrant’s cash settlement provision expired and the fair value of the Warrant as of that date, approximately $12.2 million, was reclassified into stockholders’ equity (see Notes 2 and 3 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). In connection with the private placement of the Company’s Common Stock with CM Change Industrial, LP (“Conversant”) on August 24, 2020, INDUS also entered into a Contingent Value Rights Agreement (the “CVRA”), pursuant to which Conversant was entitled to a one-time cash payment in the event that INDUS’s volume weighted average share price per share of Common Stock, for the thirty trading day period ending on the date of the one-year anniversary of the date the Company and Conversant completed the private placement, was less than the purchase price paid by Conversant. The CVR liability was reflected at its fair value on the Company’s consolidated balance sheet through the time the CVRA expired. There were no payments made under the CVRA, which expired on August 24, 2021. The 2020 third quarter charge of approximately $0.6 million reflected the changes in fair values of the Warrant and the CVR liability from the date those financial instruments were issued through September 30, 2020.

INDUS’s gain on sales of real estate assets was approximately $1.8 million in the 2021 nine month period, as compared to approximately $0.8 million in the 2020 nine month period. The gain in the 2021 nine month period reflected approximately $1.5 million from the transactions completed in the 2021 third quarter as discussed above and a total of approximately $0.3 million from sales that closed in the first half of fiscal 2021, including the sale of 1936 Blue Hills. The gain from sales of real estate assets in the 2020 nine month period principally reflected an approximately $0.6 million gain from the sale of undeveloped land in Windsor, Connecticut and approximately $0.2 million of gain from several smaller transactions. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

Investment and other income of approximately $0.2 million in the 2021 nine month period principally reflected a gain of approximately $0.1 million on the sale of a non-core investment related to a former legacy operation of the Company and approximately $0.1 million from a payment received from a third party in connection with a settlement of potential claims.

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the taxable year ending December 31, 2021. The small income tax provision for the 2021 nine month period is related to the gain on the sale of the non-core investment noted above. In the 2020 nine month period, the Company had an income tax benefit of approximately $0.5 million that reflected the federal statutory rate of 21% (applicable to the Company at that time) on the pretax loss of approximately $2.1 million adjusted for the effects of permanent differences and state income tax benefits.

Non-GAAP Reconciliations

The Company uses NOI, Cash NOI, NOI of Industrial/Logistics Properties, Cash NOI of Industrial/Logistics Properties, Funds from Operations (“FFO”), Core Funds from Operations (“Core FFO”), Cash Core Funds from Operations (“Cash Core FFO”), Adjusted Funds from Operations (“Adjusted FFO”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net income (loss), which remains the Company’s primary measure of performance, improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to FFO, Core FFO, Cash Core FFO, Adjusted FFO, EBITDAre and Adjusted EBITDAre is net income (loss).

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

Below is a reconciliation of NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

	2021	2020	2021	2020
(dollars in thousands)	Third	Third	Nine Month	Nine Month
	Quarter	Quarter	Period	Period
Net loss	($ 3,547)	($ 657)	($ 5,466)	($ 1,637)
Income tax provision (benefit)	24	(241)	24	(500)
Pretax loss	(3,523)	(898)	(5,442)	(2,137)
Exclude:
Depreciation and amortization expense	3,935	3,410	10,702	10,225
General and administrative expenses	2,283	2,379	7,977	6,935
Interest expense	1,700	1,800	5,160	5,476
Change in fair value of financial instruments	2,027	570	2,746	570
Gain on sales of real estate assets	(1,450)	(126)	(1,792)	(825)
Impairment loss	3,000	-	3,000	-
Investment and other income	(119)	(6)	(241)	(32)
NOI	7,853	7,129	22,110	20,212
Noncash rental revenue including straight-line rents	(754)	(824)	(1,610)	(1,942)
Cash NOI	$ 7,099	$ 6,305	$ 20,500	$ 18,270

NOI	$ 7,853	$ 7,129	$ 22,110	$ 20,212
Exclude:
Rental revenue from non-industrial/logistics properties	(1,448)	(1,577)	(4,361)	(4,645)
Operating expenses of non-industrial/logistics properties	528	576	1,576	1,540
Real estate taxes of non-industrial/logistics properties	203	215	598	651
NOI of Industrial/Logistics Properties	7,136	6,343	19,923	17,758
Noncash rental revenue including straight-line rents of industrial/logistics properties	(749)	(773)	(1,548)	(1,568)
Cash NOI of Industrial/Logistics Properties	$ 6,387	$ 5,570	$ 18,375	$ 16,190

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

The Company defines FFO as Nareit FFO, plus an adjustment to remove the impact of an income tax benefit or provision in the periods prior to January 1, 2021. The Company includes the adjustment for income taxes because, beginning with the taxable year ending December 31, 2021, the Company intends to elect to be taxed as a REIT and believes including this adjustment enhances the comparability of the Company’s results for periods prior to this tax election. The Company believes it is useful to investors to have enhanced transparency into the way in which its management evaluates operating performance to prior comparable periods and with that of other REITs. This tax adjustment was not required for the 2021 nine month period.

Core Funds from Operations

The Company defines Core FFO as FFO excluding (a) costs related to conversion to a REIT, (b) expense related to the performance of the non-qualified deferred compensation plan; (c) change in fair value of financial instruments, (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments and (e) the write-off of non-recurring items.

Cash Core Funds from Operations

The Company defines Cash Core FFO as Core FFO less (a) non-cash rental revenue including straight-line rents, plus (b) amortization of debt issuance costs, (c) non-cash compensation expenses included in general and administrative expenses and (d) non-real estate depreciation & amortization expense.

Adjusted Funds from Operations

The Company defines Adjusted FFO as Cash Core FFO less (a) tenant improvements and leasing commissions of second generation space and (b) maintenance capital expenditures needed to maintain the Company’s existing buildings. Below is a reconciliation of FFO, Core FFO, Cash Core FFO and Adjusted FFO to net loss as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

	2021	2020	2021	2020
(dollars in thousands)	Third	Third	Nine Month	Nine Month
	Quarter	Quarter	Period	Period
Net loss	($ 3,547)	($ 657)	($ 5,466)	($ 1,637)
Exclude:
Depreciation and amortization expense	3,935	3,410	10,702	10,225
Non-real estate depreciation & amortization expense	(25)	(26)	(63)	(67)
Gain on sales of real estate assets	(1,450)	(126)	(1,792)	(825)
Impairment loss	3,000	-	3,000	-
Income tax benefit	-	(241)	-	(500)
FFO	1,913	2,360	6,381	7,196
Exclude:
General and administrative expenses related to REIT conversion (1)	144	426	407	751
General and administrative expenses related to non-qualified deferred compensation plan performance	(69)	204	351	82
Change in fair value of financial instruments	2,027	570	2,746	570
Core FFO	4,015	3,560	9,885	8,599
Exclude:
Noncash rental revenue including straight-line rents	(754)	(824)	(1,610)	(1,942)
Amortization of debt issuance costs	412	112	819	324
Noncash compensation expenses	305	124	810	407
Non-real estate depreciation & amortization expense	25	26	63	67
Cash Core FFO	4,003	2,998	9,967	7,455
Tenant improvements & leasing commissions (2nd generation space)	(524)	(1,015)	(1,226)	(3,421)
Maintenance capital expenditures	(224)	(112)	(520)	(554)
Adjusted FFO	$ 3,255	$ 1,871	$ 8,221	$ 3,480

(1)	The 2021 third quarter reflects consulting costs related to compensation and recruitment of personnel of $144. The 2020 third quarter includes legal fees of $411 and consulting costs related to compensation and recruitment of personnel of $15.

The 2021 nine month period includes legal fees of $216 and consulting costs related to compensation and recruitment of personnel of $191. The 2020 nine month period includes legal fees of $535 and consulting costs related to compensation and recruitment of personnel of $216.

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

A reconciliation of net loss to EBITDAre and Adjusted EBITDAre is as follows:

	2021	2020	2021	2020
(dollars in thousands)	Third	Third	Nine Month	Nine Month
	Quarter	Quarter	Period	Period
Net loss	($ 3,547)	($ 657)	($ 5,466)	($ 1,637)

Interest expense	1,700	1,800	5,160	5,476
Depreciation and amortization expense	3,935	3,410	10,702	10,225
Gain on sales of real estate assets	(1,450)	(126)	(1,792)	(825)
Impairment loss	3,000	-	3,000	-
Income tax provision (benefit)	24	(241)	24	(500)
EBITDAre	3,662	4,186	11,628	12,739

General and administrative expenses related to REIT conversion (1)	144	426	407	751
Noncash compensation expenses	236	328	1,161	489
Change in fair value of financial instruments	2,027	570	2,746	570
Adjusted EBITDAre	$ 6,069	$ 5,510	$ 15,942	$ 14,549

(1)	The 2021 third quarter reflects consulting costs related to compensation and recruitment of personnel of $144. The 2020 third quarter includes legal fees of $411 and consulting costs related to compensation and recruitment of personnel of $15.

The 2021 nine month period includes legal fees of $216 and consulting costs related to compensation and recruitment of personnel of $191. The 2020 nine month period includes legal fees of $535 and consulting costs related to compensation and recruitment of personnel of $216.

Off Balance Sheet Arrangements

INDUS does not have any material off balance sheet arrangements.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $7.3 million in the 2021 nine month period, as compared to approximately $5.9 million in the 2020 nine month period. The approximately $1.4 million increase in net cash provided by operating activities was principally due to the approximately $2.5 million increase in Cash NOI, partially offset by a decrease in cash of approximately $1.2 million from changes in assets and liabilities in the 2021 nine month period, as compared to the 2020 nine month period.

Net cash used in investing activities was approximately $110.6 million in the 2021 nine month period, as compared to approximately $22.2 million in the 2020 nine month period. The net cash used in investing activities in the 2021 nine month period reflected:

●	cash payments of approximately $78.0 million for the acquisition of three industrial/logistics buildings and undeveloped land;
●	cash payments of approximately $33.7 million for additions to real estate assets;
●	cash payments of approximately $6.4 million for deposits related to potential purchases of undeveloped land and industrial/logistics buildings; and
●	cash payments of approximately $2.5 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers);

partially offset by:

●	cash proceeds of approximately $10.0 million from the sales of real estate assets.

The approximately $78.0 million of cash payments used for the acquisition of industrial/logistics buildings and undeveloped land reflected approximately $42.5 million, $11.9 million and $17.9 million for the purchases of 7800 Tuckaseegee, 6355 Farm Bureau and 2850 Interstate, respectively, and approximately $5.7 million for the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”).

The approximately $33.7 million of cash payments for additions to real estate assets in the 2021 nine month period reflected approximately $30.9 million for new building construction (including site work), approximately $2.2 million for tenant and building improvements related to leasing and approximately $0.5 million for the maintenance of the Company’s buildings. The cash payments for tenant and building improvements related to leasing reflected approximately $1.6 million for first generation leases in 160 International, 180 International and the renovated space in 170 Sunport and approximately $0.6 million for tenant and building improvements related to leasing second generation space.

Cash payments for new building construction (including site work) reflected:

●	approximately $26.2 million for the Charlotte Build-to-Suit on the Company’s 44 acre parcel of land in Charlotte, North Carolina;
●	approximately $3.6 million for the speculative construction of an approximately 103,000 square foot industrial/logistics building on the Company’s 14 acre parcel of land (“Chapmans Road”) in the Lehigh Valley of Pennsylvania;
●	approximately $0.8 million for the start of construction of a 67% pre-leased approximately 234,000 square foot industrial/logistics building at 110 Tradeport Drive (“110 Tradeport”) in New England Tradeport (“NE Tradeport”), the Company’s industrial park in Windsor and East Granby, Connecticut; and
●	approximately $0.3 million for initial work on two industrial/logistics buildings aggregating approximately 195,000 square feet to be built on speculation on the Jetport Land in Orlando, Florida.

Subsequent to September 30, 2021, the Charlotte Build-to-Suit was completed and placed in service and the fifteen year full building lease commenced. Also subsequent to September 30, 2021, on October 12, 2021, INDUS closed on the purchase of an approximately 128,000 square foot fully leased, industrial/logistics building in Charlotte, North Carolina for a purchase price of $14.6 million.

The approximately $10.0 million of proceeds from sales of real estate assets in the 2021 nine month period reflected the sales of the Meadowood Land, 1936 Blue Hills, sixteen residential lots at Stratton Farms, two small sales of undeveloped land and the return of proceeds, that had been deposited in escrow for the purchase of a replacement property for a like-kind exchange under Section 1031 of the Code, from three sales of real estate completed in November 2020.

The net cash used in investing activities in the 2020 nine month period reflected:

●	cash payments totaling approximately $13.7 million for the acquisitions of 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/logistics building in Orlando, Florida, and 170 Sunport;
●	cash payments of approximately $9.1 million for additions to real estate assets;
●	cash payments of approximately $1.2 million for deferred leasing costs and other uses (mostly lease commissions paid to brokers); and
●	cash payments of approximately $0.3 million for deposits related to potential purchases of undeveloped land and industrial/logistics buildings;

partially offset by:

●	cash proceeds of approximately $1.1 million from sales of real estate assets: and
●	cash proceeds of approximately $1.0 million from a decrease in short-term investments.

The cash payments for additions to real estate assets in the 2020 nine month period reflected approximately $6.0 million for tenant and building improvements related to leasing, approximately $1.7 million for development costs and infrastructure improvements, approximately $1.0 million for maintenance of the Company’s buildings, and approximately $0.3 million for new building construction (including site work). The cash payments for tenant and building improvements related to leasing reflected approximately $3.2 million for leasing first generation space, primarily leases in 160 International and 6975 Ambassador Drive (“6975 Ambassador”), an approximately 134,000 square foot industrial/logistics building in the Lehigh Valley, and approximately $2.8 million for leasing second generation space.

The $1.0 million of cash from the decrease in short-term investments in the 2020 nine month period reflected the maturity of the Company’s repurchase agreement that was collateralized with securities issued by the United States Government or its sponsored agencies, with Webster Bank, N.A. (“Webster Bank”).

Net cash provided by financing activities was approximately $112.3 million in the 2021 nine month period, as compared to approximately $39.5 million in the 2020 nine month period. The net cash provided by financing activities in the 2021 nine month period principally reflected approximately $108.7 million from the sale of Common Stock and proceeds of approximately $14.7 million from a construction loan (see below), partially offset by (a) approximately $5.7 million of dividend payments; (b) approximately $3.8 million of principal payments on mortgage loans; and (c) approximately $1.9 million of payments of debt issuance costs.

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

In the 2021 nine month period, under its Universal Shelf, INDUS completed an underwritten public offering of 1,927,049 shares of its Common Stock at a price to the underwriters of $56.85 per share. INDUS received net proceeds, after expenses, of approximately $108.7 million. The Company has used a portion of the proceeds from the sale of its Common Stock to finance its development pipeline and acquisitions and expects to use the balance of the proceeds for that and general corporate purposes. Subsequent to September 30, 2021, INDUS completed a second underwritten public offering of its Common Stock (see below).

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including Common Stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that commenced on August 10, 2021. Under the Updated Universal Shelf, which adds debt securities of the Company and of INDUS RT, LP that the Universal Shelf did not include, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’s operations. Effective September 1, 2021, the Company’s Board of Directors approved the establishment of an “at the market” equity issuance program (“ATM Program”), pursuant to which the Company may offer and sell Common Stock with an aggregate gross sales price of up to $100 million. There have not been any issuances of Common Stock under the ATM Program.

Subsequent to the end of the 2021 nine month period, on October 8, 2021, under its Updated Universal Shelf, INDUS completed its second underwritten public offering in fiscal 2021 with an offering of 2,150,000 shares of its Common Stock at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of Common Stock from INDUS at the same price. INDUS received proceeds of approximately $152.8 million, after estimated expenses, from the aggregate of 2,443,228 shares issued on October 8, 2021, and October 22, 2021. The Company intends to use the proceeds from the October 8, 2021, and October 22, 2021, sales of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes. As of November 1, 2021, the Company had approximately $338.7 million available for issuance under its Updated Universal Shelf.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. (“JPMorgan”) to provide a portion of the funds for the development costs of the Charlotte Build-to-Suit. Total borrowings under the 2021 JPM Construction Loan will be the lesser of $28.4 million or 67.5% of the total cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan, to be adjusted monthly, is one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit. As of September 30, 2021, approximately $14.7 million was outstanding under the 2021 JPM Construction Loan. Subsequent to September 30, 2021, the Company borrowed an additional approximately $7.5 million on the 2021 JPM Construction Loan. The Company expects to draw down the remaining availability under the 2021 JPM Construction Loan in the 2021 fourth quarter.

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100 million (the “New Credit Facility”) with several banks that replaced the Company’s then-existing $35 million Revolving Credit Line and $15 million line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank that were both scheduled to expire on September 30, 2021. The New Credit Facility has a three-year term with two one-year extensions at the Company’s option. The New Credit Facility also includes an uncommitted incremental facility that would enable the New Credit Facility to be increased up to $250 million in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage. Based on the Company’s current leverage, the initial annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its former Revolving Credit Line and former Acquisition Credit Line, respectively, with Webster Bank immediately prior to entering into the New Credit Facility. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319.1 million plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30 million through December 30, 2022, (b) $50 million from December 31, 2022 through December 30, 2023, and (c) $100 million on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023. As of September 30, 2021, the Company was in compliance with the covenants of the New Credit Facility. Based on the collateral in place as of September 30, 2021, $55.8 million could be borrowed under the New Credit Facility. There have been no borrowings outstanding under the New Credit Facility to date, however, the New Credit Facility secures certain unused standby letters of credit aggregating approximately $3.0 million that are related to INDUS's development activities.

The net cash provided by financing activities in the 2020 nine month period principally reflected: (a) approximately $27.3 million from the sale of Common Stock; (b) $20.1 million of proceeds from mortgage loans; and (c) approximately $2.0 million from the sale of the Warrant (as defined below); partially offset by (i) approximately $6.7 million of principal payments on mortgage loans; (ii) approximately $3.0 million for a net repayment of the Acquisition Credit Line; and (iii) approximately $0.4 million of payments for debt issuance costs.

On August 24, 2020, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and between the Company and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Management LLC, INDUS: (i) issued 504,590 shares of its Common Stock; and (ii) issued a warrant (the “Warrant”) to Conversant to acquire 504,590 additional shares of Common Stock (subsequently adjusted to 515,747) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of approximately $26.8 million, after expenses. For additional details regarding this transaction, see Note 2 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplemental Data” of the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2021.

Proceeds from mortgage loans in the 2020 nine month period reflected a $15.0 million nonrecourse mortgage loan (the “2020 State Farm Mortgage”) with State Farm Life Insurance Company (“State Farm”), and a $5.1 million nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank.

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

The approximately $6.7 million of principal payments on mortgage loans in the 2020 nine month period reflected the repayment of the mortgage loan on 871 Nestle Way and a total of approximately $3.5 million of recurring principal payments on the Company’s nonrecourse mortgage loans. The $3.0 million net repayment on revolving lines of credit in the 2020 nine month period reflected the repayment of the amount outstanding on the Revolving Credit Line as of December 31, 2019. $4.1 million borrowed on the Acquisition Credit Line to finance a portion of the purchase price of 3320 Maggie in the 2020 nine month period was subsequently repaid in that same period using a portion of the proceeds from the 2020 Webster Mortgage.

Proceeds of approximately $2.5 million from the sale, on March 9, 2020, of Common Stock in the 2020 nine month period reflected the sale of 53,293 shares of Common Stock at a price per share of $46.91, to Gordon DuGan in accordance with an Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and INDUS. On March 3, 2020, Mr. DuGan was appointed as Chairman of the Board of Directors and entered into the Advisory Agreement with the Company whereby Mr. DuGan also agreed to serve as a non-employee advisor to the Company on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice.

Acquisition and Development Pipeline

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

●	In the 2021 nine month period, the Company entered into a seven-year lease agreement with a leading global shipping and logistics company for approximately 156,000 square feet of 110 Tradeport. Under the terms of the lease agreement, the tenant will relocate from its existing approximately 74,000 square foot space in one of the Company’s existing NE Tradeport industrial/logistics buildings into 110 Tradeport upon its completion, which is expected by September 30, 2022. The Company estimates that it will spend approximately $17.5 million on the construction of 110 Tradeport and the tenant improvements for the pre-leased space in this building.

●	In the 2021 nine month period, the Company commenced construction, on speculation, of an approximately 103,000 square foot industrial/logistics building on the Chapmans Road land parcel that was purchased in fiscal 2019. The Company expects construction of this building to be completed by March 31, 2022; and estimates that construction costs for the building (excluding the cost of land and tenant improvements) will be approximately $9.0 million.

●	In the 2021 fourth quarter, the Company plans to commence speculative construction of two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land acquired in the 2021 nine month period. The Company estimates that construction costs (excluding the cost of land and tenant improvements) for the two buildings expected to be built on the Jetport Land will be approximately $15.1 million.

●	On June 24, 2020, the Company entered into an agreement (the “First Allentown Purchase Agreement”) to acquire, for a purchase price of $3.1 million, an approximately 18 acre parcel of undeveloped land in the Lehigh Valley. On August 27, 2020, the Company entered into an agreement (the “Second Allentown Purchase Agreement”) to acquire, for a purchase price of $1.1 million, approximately 5 acres of undeveloped land that abuts the 18 acre parcel to be acquired under the First Allentown Purchase Agreement. Closings on the land acquisitions contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement are subject to significant contingencies, including the Company obtaining all governmental approvals for its planned speculative development of an approximately 206,000 square foot industrial/logistics building on the land parcels that would be acquired. The Company estimates that construction costs for the building (excluding the cost of land and tenant improvements) expected to be developed on the land to be acquired under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement will be approximately $17.2 million. Given these contingencies, it is possible that the land acquisitions, as contemplated under the First Allentown Purchase Agreement and the Second Allentown Purchase Agreement, will not be completed under their current terms, or at all.

●	On August 5, 2021, the Company entered into an agreement (the “Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31.5 million before transaction costs, an under-construction, approximately 184,000 square foot industrial/logistics portfolio in Nashville, Tennessee (the “Nashville Acquisition”). The Nashville Acquisition is being developed on speculation by the seller and, upon completion, will be comprised of two buildings located in close proximity to downtown Nashville. Closing on the purchase of the Nashville Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Nashville Acquisition will be completed under its current terms, or at all.

●	On August 6, 2021, the Company entered into an agreement (the “Lehigh Valley Purchase Agreement”) to acquire, for a purchase price of approximately $2.2 million before transaction costs, approximately 11 acres of undeveloped land in the Lehigh Valley. The Company expects to construct an approximately 90,000 square foot industrial/logistics building on the land to be acquired. The Company estimates that construction costs for such a building (excluding the cost of land and tenant improvements) would be approximately $7.9 million. A closing on the land to be acquired under the Lehigh Valley Purchase Agreement, is subject to the satisfactory completion of due diligence and receipt of all of the requisite entitlements from local governmental authorities to construct the building as contemplated. There is no guarantee that the purchase contemplated under the Lehigh Valley Purchase Agreement will be completed under its current terms, or at all.

●	On October 27, 2021, the Company entered into an agreement (the “South Carolina Purchase Agreement”) to acquire, for a purchase price of approximately $28.6 million before transaction costs, an industrial/logistics building in South Carolina that is partially leased. The closing of the acquisition contemplated under the South Carolina Purchase Agreement is expected to take place in the 2021 fourth quarter. Completion of the acquisition contemplated under the South Carolina Purchase Agreement is subject to a number of contingencies. There is no guarantee that the purchase contemplated under the South Carolina Purchase Agreement will be completed under its current terms, or at all.

●	On November 3, 2021, the Company entered into an agreement (the “Charleston Forward Purchase Agreement”) to acquire, for a purchase price of $28.0 million, before transaction costs, an approximately 263,000 square foot industrial/logistics building in Charleston, South Carolina to be built by the seller. Closing on the Charleston Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charleston Forward Purchase Agreement will be completed under its current terms, or at all

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. The total estimated spending for INDUS’s current and planned development and acquisition activities described above is approximately $154.8 million, with approximately $9.4 million spent through September 30, 2021. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation, real estate pricing, the availability and cost of construction inputs and the impacts of the COVID-19 pandemic (see “Risk Factors-The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’s business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic” included in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for fiscal 2020 filed on February 18, 2021).

Potential Dispositions

On April 29, 2021, the Company entered into an agreement (the “Blue Hills Sale Agreement”) to sell an approximately 165,000 square foot industrial/logistics building in Windsor, Connecticut (“1985 Blue Hills”) and two adjacent parcels of undeveloped land aggregating approximately 39 acres to the in-place full-building tenant in 1985 Blue Hills for a purchase price of $18.0 million. Closing on the sale contemplated by the Blue Hills Sale Agreement is scheduled for December 1, 2021, but in no event shall the closing be later than December 15, 2021, under the terms of the Blue Hills Sale Agreement. There is no guarantee that the sale contemplated by the Blue Hills Sale Agreement will be completed under its current terms, or at all.

The Company also has several agreements in place for the sales of certain of its non-core real estate assets, which includes undeveloped land and former nursery farms. The total proceeds from these potential sales would be approximately $22.5 million if these transactions were completed under their current terms. There is no guarantee that any of these transactions will be completed under their current terms, or at all. The potential sales of non-core real estate assets currently under agreement reflect the following:

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

●	On June 1, 2021, the Company entered into an agreement (the “Connecticut Farm Sale Agreement”) to sell approximately 670 acres of land in Granby and East Granby, Connecticut that comprise the Connecticut Nursery Farm for approximately $10.3 million, before transaction costs. There is no guarantee that the transaction contemplated under the Connecticut Farm Sale Agreement will be completed under its current terms, or at all.

●	On September 21, 2021, subsequently amended on October 25, 2021, the Company entered into an agreement (the “Florida Farm Sale Agreement”) to sell, for a purchase price of $1.0 million, all of the real estate assets of the Florida Farm previously used by Imperial Nurseries, Inc. prior to being shut down in fiscal 2009. Completion of this transaction is subject to the satisfactory outcome of the buyer’s due diligence. There is no guarantee that the transaction contemplated under the Florida Farm Sale Agreement will be completed under its current terms, or at all. An agreement earlier in the year to sell the Florida Farm was terminated by the buyer.

●	On September 23, 2021, the Company entered into an agreement (the “Connecticut Office Sale Agreement”) to sell, for a purchase price of $5.2 million, before transaction costs: (a) 5 and 7 Waterside, two adjacent multi-story office buildings aggregating approximately 161,000 square feet; (b) 21 Griffin Road North, an approximately 48,000 square foot office/flex building; and (c) 25 Griffin Road North, an approximately 8 acre parcel of undeveloped land. The completion of the sale contemplated under the Connecticut Office Sale Agreement is subject to satisfactory completion of the buyer’s due diligence. There is no guarantee that the transaction contemplated under the Connecticut Office Sale Agreement will be completed under its current terms, or at all.

As of September 30, 2021, the Company had cash and cash equivalents of approximately $37.1 million. Management believes that its cash and cash equivalents as of September 30, 2021, cash generated from the Common Stock offering completed subsequent to September 30, 2021, cash generated from leasing operations and sales of real estate assets (if any), borrowing capacity under the New Credit Facility and additional borrowings under the 2021 JPM Construction Loan will be sufficient to meet its working capital requirements, fund planned construction of industrial/logistics buildings, close on real estate acquisitions currently under agreement, make other investments in real estate assets, and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and

Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the Updated Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; expectations regarding the payment of dividends on the Company’s Common Stock; expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for fiscal 2020 as updated by Part II, Item 1A “Risk Factors” in this Form 10-Q.

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

ITEM 1.    LEGAL PROCEEDINGS.

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

Conflicts of interest exist or could arise in the future as a result of the relationships between the Company and its affiliates, on the one hand, and INDUS RT, LP or any partner thereof, on the other. The Company’s directors and officers have duties to the Company under applicable Maryland law in connection with their direction of the management of the Company. At the same time, the Company, as general partner of INDUS RT, LP, has duties to INDUS RT, LP and to the limited partners under Maryland law in connection with the management of INDUS RT, LP. Under Maryland law, the general partner of a Maryland limited partnership has fiduciary duties of care and loyalty, and an obligation of good faith, to the partnership and its partners. While these duties and obligations cannot be eliminated entirely in the limited partnership agreement, Maryland law permits the parties to a limited partnership agreement to specify certain types or categories of activities that do not violate the general partner’s duty of loyalty and to modify the duty of care and obligation of good faith, so long as such modifications are not unreasonable. These duties as general partner of INDUS RT, LP to the partnership and its partners may come into conflict with the interests of the Company. Under the Limited Partnership Agreement, the limited partners of INDUS RT, LP expressly agree that the general partner of INDUS RT, LP is acting for the benefit of INDUS RT, LP, the limited partners of INDUS RT, LP and the Company’s stockholders, collectively. The general partner is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause INDUS RT, LP to take or decline to take any actions. If there is a conflict between the interests of the Company or the Company’s stockholders, on the one hand, and the interests of the limited partners of INDUS RT, LP, on the other, the Limited Partnership Agreement provides that any action or failure to act by the general partner that gives priority to the separate interests of the Company or the Company’s stockholders that does not result in a violation of the contractual rights of the limited partners of INDUS RT, LP under the Limited Partnership Agreement will not violate the duties that the general partner owes to INDUS RT, LP and its partners.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.3	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.4	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.5	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.6	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.7	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.8	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.9	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.10	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.11	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.12	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.13	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.14	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.15	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.16	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.17	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.18	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.19	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.20	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.21	Revolving Line of Credit Loan Agreement with Webster Bank, N.A. dated April 24, 2013	10-Q	001-12879	10.51	7/11/13
10.22	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.23	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.24	First Modification of Mortgage and Loan Documents between INDUS Development I, LLC, (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.25	Amended and Restated Secured Installment Note of INDUS Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.26	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.27	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.29	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.30	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.31	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.32	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.33	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.34	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.35†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.36	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.37	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.38	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.39	Amended and Restated Revolving Line of Credit Note with Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.48	10/7/16
10.40	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.41	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.42	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.43†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.44	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.45	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.46	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.47	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.48	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.49	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.50	Fourth Modification Agreement between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.51	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.52	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.53	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.54	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.55	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.56†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.57†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.58	Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank, N.A., dated September 19, 2019	8-K	001-12879	10.1	9/24/19
10.59	Third Amendment to Revolving Line of Credit Loan Agreement between INDUS Realty Trust, Inc. and Webster Bank N.A., dated September 19, 2019	8-K	001-12879	10.2	9/24/19
10.60	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.61	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.62	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.63	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.64	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.65†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.66†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.67†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.68	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.69	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.70	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.71	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.72	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.73	Contingent Value Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.3	8/28/20
10.74†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
10.75	Fourth Amendment to Revolving Line of Credit Loan Agreement, between INDUS Realty Trust, LLC and Webster Bank, N.A. dated as of March 17, 2021	8-K	001-12879	10.1	3/22/21
10.76	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
10.77	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.78	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.79†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21
10.80†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.81	Credit Agreement dated as of August 5, 2021, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	10-Q	001-12879	10.81	8/9/21
10.82	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: November 4, 2021	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ ANTHONY J. GALICI
DATE: November 4, 2021	Anthony J. Galici
Executive Vice President and Chief Financial Officer
Principal Accounting Officer