Form 10-K
period 2021-12-31
INDUS REALTY TRUST, INC.
filed 2022-03-11
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $349,094,663 based on the closing sales price on The Nasdaq Stock Market LLC on June 30, 2021, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2022, 10,186,143 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding industry prospects or INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) prospective results of operations or financial position, competitive position, objectives and strategy; expectations regarding funding of future growth, potential sales and acquisitions, including the completion and closing dates for outstanding purchase and sale agreements and planned development, construction and acquisition activities; estimated completion dates for current and planned developments; anticipated or targeted stabilization and underwritten stabilized Cash NOI yields (as defined below) for planned development and acquisition activities; stabilization of vacancies in INDUS’ buildings; INDUS’ anticipated future liquidity and capital expenditures, its revolving credit line facility, any potential issuance of securities under the Universal Shelf (as defined below) and anticipated use of any future proceeds from issuances of equity and debt; expectations regarding INDUS’ tax status and ability to avoid the incurrence of certain taxes and penalties, and the impacts to stockholders of INDUS’ organizational structure; expectations regarding the payment of future dividends; INDUS’ environmental, social and governance goals and strategies; and expectations and uncertainties related to COVID-19, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of the Company’s common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: risks related to the COVID-19 pandemic; adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with a geographic concentration of real estate holdings; risks associated with the acquisition or development of properties, current portfolio weaknesses and entering new real estate markets; the risk that the Company’s actual full year stabilized cash NOI yields may not be consistent with the underwritten stabilized cash NOI yield ranges in the Company’s disclosures; risks associated with competition with other parties for acquisition of properties; increased operating costs; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues and events and circumstances impacting our tenants; the potential for declining real estate valuations and related impairment charges; risks associated with debt financing, including restrictive covenants and balloon payment obligations; any failure to effectively hedge interest rate fluctuation; our ability to obtain debt financing or issue equity when needed; risks associated with reliance on key personnel; INDUS’ ability to compete in the industrial/logistics leasing market; increased costs or delays in supply of raw materials, labor and energy; ability to sell properties if necessary; potential environmental liabilities; governmental laws and regulations; inadequate insurance coverage; risks associated with information technology security breaches at INDUS or third parties; risks related to climate change; the increasing focus on environmental sustainability and social initiatives; the potential for INDUS’ properties to contain or develop mold or other air quality issues; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; litigation risks; risks related to the limited rights of INDUS and its stockholders to take action against the Company’s directors and officers; risks related to the Company’s charter and bylaw provisions, and Maryland law, in connection with certain acquisitions or a change of control; risks associated with charter restrictions on the ownership and transfer of INDUS’ stock and the board of directors’ ability to issue additional shares; risks related to INDUS’ bylaws and exclusive forum provisions; risks related to INDUS’ real estate investment trust (“REIT”) structure, including risks associated with INDUS’ failure to remain qualified as a REIT, taxes that INDUS and its subsidiaries may, or will, owe, INDUS’ ability to obtain capital during unfavorable market conditions, compliance with REIT requirements, ownership limitations and prohibitions on engaging in certain transactions, legislative or regulatory action affecting REITs, and U.S. federal tax reform; risks associated with the E&P Distribution and INDUS’ ability to generate sufficient cash flows to make future distributions; risks related to issuance or sales of common stock; risks related to volatility of common stock; risks of future offerings that are senior to common stock, or preferred stock issuances; and the concentrated ownership of the Company’s common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the year ended December 31, 2021, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report. While the Company may elect to update such forward-looking statements at some point in the future, the Company disclaims any obligation to do so, even if subsequent events cause the Company’s views to change. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Annual Report.

INDUS REALTY TRUST, INC.

FORM 10-K

Summary of Principal Risk Factors

INDUS’ business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks and uncertainties should be carefully considered when investing in INDUS’ common stock. The principal risks and uncertainties affecting INDUS’ business include the following:

●	The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’ business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic;

●	INDUS’ real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector;

●	INDUS’ real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets;

●	INDUS’ ability to grow its portfolio partially depends on its ability to develop properties, which may experience increased costs or delays in supply of raw materials, labor and energy and thus may lower the return on investment in new developments and adversely affect INDUS’ business;

●	The actual initial full year stabilized cash net operating income yields from INDUS’ planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report;

●	INDUS’ ability to achieve growth in its portfolio partially depends in part on INDUS’ ability to acquire properties, which may suffer under certain circumstances;

●	Unfavorable events affecting INDUS’ existing and potential tenants and its properties, or negative market conditions that may affect INDUS’ existing and potential tenants, could have an adverse impact on INDUS’ ability to attract new tenants, re-let space, collect rent and renew leases, and thus could have a negative effect on INDUS’ results of operations and cash flow;

●	Declining real estate valuations and any related impairment charges could materially adversely affect INDUS’ financial condition, results of operations, cash flows, ability to satisfy debt obligations and ability to pay dividends on, and the per share trading price of, its common stock;

●	INDUS’ use of debt financing, including balloon payments and restrictive covenants, could have a material adverse effect on its financial condition;

●	Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so;

●	INDUS’ charter contains restrictions on the ownership and transfer of its common stock;

●	If INDUS fails to remain qualified as a REIT, INDUS would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing its taxable income;

●	To maintain INDUS’ REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance; and

●	INDUS has not established a minimum distribution payment level, and INDUS may be unable to generate sufficient cash flows from its operations to make distributions to its stockholders at any time in the future.

PART I

ITEM 1. BUSINESS.

The Company

INDUS Realty Trust, Inc. (“INDUS” or the “Company”), formerly known as Griffin Industrial Realty, Inc., is an acquiror, developer and asset manager of industrial/logistics real estate in select supply-constrained and high-growth markets in the United States (“U.S.”). INDUS’ real estate holdings consist primarily of industrial/logistics properties, which accounted for 96.7% of its square footage as of December 31, 2021. INDUS also owns a limited number of office/flex properties in addition to approximately 1,268 acres of undeveloped land as of December 31, 2021. For further information, see Part I, Item 2. “Properties” in this Annual Report.

At December 31, 2021, INDUS’ industrial/logistics portfolio consisted of approximately 5.2 million aggregate rentable square feet across 35 buildings with a weighted average building age of 12 years. INDUS’ industrial/logistics portfolio is geographically located in the following markets by square footage: 36% in the north submarket of Hartford, Connecticut; 28% in the Lehigh Valley, Pennsylvania; 24% in Charlotte, North Carolina; 8% in Central Florida; and 4% in Charleston, South Carolina. INDUS expects to grow its industrial/logistics building portfolio through the acquisition of fully or partially leased buildings and development of new properties, including into the Nashville, Tennessee market.

INDUS is a Maryland corporation and its corporate headquarters are located in New York, New York, with another principal office located in Bloomfield, Connecticut.

INDUS’ website is www.indusrt.com. The information on INDUS’ website is not incorporated or deemed to be incorporated by reference in, or otherwise a part of, this Annual Report. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investors section of INDUS’ website. INDUS’ common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “INDT”.

Corporate Structure & History

INDUS traces its history as an independent, publicly-traded company to 1997 when Culbro Corporation (“Culbro”) underwent a corporate reorganization such that each common stockholder of Culbro received one share of common stock of Griffin Land & Nurseries, Inc. (“GL&N”). GL&N was primarily engaged in developing, managing, and leasing industrial and commercial properties and it also operated a landscape nursery business through its wholly owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). In 2014, GL&N sold Imperial, and, in 2015, GL&N changed its name to Griffin Industrial Realty, Inc.

On December 30, 2020, pursuant to an Agreement and Plan of Merger, by and among INDUS, Griffin Industrial Realty, Inc., a Delaware corporation (“Griffin”), and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger (the “Merger”) to reincorporate from a Delaware corporation to a Maryland corporation. On December 31, 2020, following the Merger and reincorporation, Griffin changed its name from Griffin Industrial Realty, Inc. to INDUS Realty Trust, Inc. On January 4, 2021, INDUS announced that it intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “REIT Conversion”). As a REIT, INDUS generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income from any taxable REIT subsidiaries (each a “TRS” and, collectively, "TRSs") will be subject to U.S. federal, state and local income taxes.

Unless the context requires otherwise, all references to “Company,” “Griffin,” “INDUS,” “we,” “our,” and “us” mean legacy Griffin, a Delaware corporation, and its consolidated subsidiaries for periods prior to the Merger and INDUS Realty Trust, Inc., a Maryland corporation, and its consolidated subsidiaries for periods following the Merger.

Competitive Strengths

INDUS believes that it is well-positioned in its industry and markets due to the quality of its portfolio and tenancy, in addition to its size, track record, and growth opportunities. Summarized below are what management believes to be INDUS’ competitive strengths:

●	High-Quality Industrial/Logistics Portfolio and Tenancy. INDUS’ portfolio primarily consists of modern, mid-sized industrial/logistics facilities in supply-constrained and/or high barrier-to-entry markets. INDUS’ properties are designed to meet multiple demand drivers for warehousing needs including local, regional and/or national distribution. The majority of INDUS’ properties are readily divisible to provide a variety of re-tenanting opportunities, do not have specialized building footprints or exterior features and are relatively young, with a weighted average building age of 12 years. The leases to INDUS’ industrial/logistics properties have a weighted average lease term of 5.1 years.
●	Well-Positioned in the Right Sector. Industrial has been one of the most resilient real estate sectors during the COVID-19 pandemic and demand in the sector has been supported by several trends, including the overall growth in the U.S. economy (even taking into account the economic challenges presented by the COVID-19 pandemic), increases in population and the optimization of supply chains. The COVID-19 pandemic, in fact, has accelerated certain trends, including, but not limited to, continued growth and expansion in e-commerce and the necessity of safety inventories to avoid future supply shortages. INDUS’ management believes that the relatively small size of its portfolio within a large market provides a significant opportunity for growth as additional developments and/or acquisitions can have a material impact on INDUS’ overall financial results.
●	Developer’s Mindset. INDUS’ construction and development team has developed over 65% of the industrial/logistics square footage in its portfolio. INDUS’ development expertise informs management’s understating of the economics of renovations, maintenance costs and tenant improvements as well as how to price prospective acquisitions vis-à-vis replacement costs. INDUS’ development mindset helps management understand the barriers to new development that may influence future pricing and demand for properties as well as allowing management to evaluate and pursue a broad range of industrial/logistics investment opportunities ranging from land for development, to vacant or partially leased value-add investments, to stabilized, core acquisitions. Historically, INDUS has developed properties both on speculation and as build-to-suits for select tenants.
●	Disciplined and Proven Investment Strategy with an Experienced Team. INDUS has a team of experienced professionals working to maximize opportunities that align with its focused investment strategy. INDUS has strategically identified, evaluated and entered new geographic regions through the initial acquisition of land for development and/or buildings that formed the basis for what would become a larger portfolio of properties within that market. INDUS believes that its team’s knowledge of the markets in which INDUS operates and its relationships with key market participants, including land and property owners, brokers, developers and tenants, are important elements to INDUS’ success and future growth. Additionally, INDUS is focused on active leasing and management, maintaining strong tenant relationships, controlling operating expenses and physically maintaining the quality of its properties to drive increased profitability.
●	Significant Internal Growth Opportunities. INDUS expects to continue to generate internal growth, or increases in cash flows from its existing properties, through annual lease escalations, rent growth in the markets in which it operates and the stabilization of vacancy in its new developments and acquisitions. INDUS also expects to leverage its existing operational platform as the Company seeks to own and manage a greater number of properties over time.

Management Objectives & Strategy

INDUS’ management objectives and investment strategies seek to maximize long-term growth in cash flows, net asset value and total stockholder return. In its pursuit of these objectives, the Company plans to:

●	Concentrate on a Limited Number of High-Potential Markets. INDUS intends to expand strategically and selectively into new geographic markets as it increases its presence from the five markets in which it operated as of December 31, 2021. INDUS seeks markets and/or submarkets that are supply-constrained or present significant barriers to entry and have a large and/or quickly growing population base and strong transportation infrastructure – whether that be roads, airports, rail or port access. Additionally, the market and/or submarket should be positioned to allow for a diversity of tenant uses that can service multiple drivers of demand in the modern supply chain. Lastly, management seeks to enter markets where it can acquire or develop several properties and achieve a critical mass. INDUS believes that markets that meet its criteria have the potential for above average rent growth and occupancy over time and that owning several properties in a region may lead to prospective deals and opportunities as well as efficiencies for asset management.
●	Focus on Mid-Sized Industrial/Logistics Properties. INDUS seeks opportunities for acquisitions and developments of mid-sized industrial/logistics buildings, generally between 75,000 and 400,000 square feet. The Company believes that buildings of this size are less management intensive and attract larger companies as tenants than buildings below the target size range. The Company also believes that mid-sized buildings avoid the outsized exposure to any individual building or tenant that larger buildings may create within a portfolio. Within the mid-sized property range, INDUS seeks buildings that are generally suitable for one to three tenants and that have market-appropriate features that it believes will appeal to the widest variety of tenants in the market.
●	Monetize Non-Core Assets and Recycle Capital. INDUS selectively seeks to monetize its office/flex and land holdings (especially where not suitable for industrial property development), or non-core assets, and redeploy the proceeds into industrial/logistics acquisition and development opportunities over time. Since 2012, INDUS has sold approximately $75 million of these non-core assets and has invested those proceeds into its industrial/logistics portfolio.
●	Pursue a Mix of New Developments and Acquisitions. To create value and enhance the quality of its portfolio, INDUS expects to continue to develop and acquire mid-sized industrial/logistics buildings in its target markets and preferred mid-sized range. INDUS believes that there are benefits to growing its property portfolio through both ground-up development and acquisitions of existing buildings, including the potential to receive rent from the acquisition of completed or occupied buildings sooner as compared to a land purchase and subsequent development, which may achieve higher overall investment returns but over a longer-dated time horizon as compared to acquisitions of existing buildings. INDUS seeks to design and own industrial/logistics properties that have market-appropriate clear heights, building depths and trailer parking and are located near the most critical market infrastructure. INDUS targets opportunities that meet its asset, location and financial criteria at prices and projected returns that it believes are attractive.
●	Conservatively Manage Balance Sheet and Utilize Equity to Enhance Stockholder Value. Prior to 2020, INDUS financed all of its external growth through internally-generated cash flows and property-level mortgage financings. INDUS intends to fund future growth with more equity capital and unsecured debt than it has historically utilized. Unsecured debt will generally require a pledge of unencumbered assets in order to secure a borrowing base. As of December 31, 2021, INDUS has an available borrowing base of $91.5 million of its $100.0 million revolving credit facility. There have been no borrowings under the revolving credit facility and as of December 31, 2021 it was only used to secure approximately $3.0 million in standby letters of credit related to INDUS’ development activities. As of December 31, 2021, INDUS had outstanding property level, non-recourse mortgage debt of approximately $145.7 million and approximately $26.3 million of debt related to a construction loan with an interest rate of one-month LIBOR plus 1.65% for a total weighted average interest rate of 3.76%. INDUS believes that the potential future issuance of equity capital and use of unsecured debt may improve liquidity for the Company’s current and future stockholders and provide INDUS with access to capital in larger quantities than previously available to support the Company’s growth.

Environmental, Social and Governance (“ESG”) Matters

INDUS believes that protecting the environment and supporting the communities it operates in are important measures of corporate responsibility. INDUS strives to support sustainability through its commitment to building environmentally responsible properties. Nearly 100% of its industrial/logistics properties feature energy efficient lighting, of which over 50% by square footage have LED lighting. INDUS has also made the commitment to incorporate energy efficient features in its developments and, since 2012, 100% of its new developments have clerestory windows and all of INDUS’ properties in warm weather states like Florida and North Carolina have white reflective roof decks. INDUS seeks ways to implement environmentally conscious decisions in the development and management of its industrial/logistics portfolio to create long-term value for the environment, the Company and stockholders.

INDUS participates in various charitable service organizations in its local business communities as part of its commitment to social responsibility. INDUS is also committed to socially-responsible policies and practices to attract and develop a diverse company culture, including a comprehensive employee benefits program and a commitment to our Code of Business Conduct and Ethics.

INDUS relies on its Board of Directors (the “Board”) and management team to maintain the trust of its employees, stockholders, tenants and partners. INDUS believes the integrity of its leadership is evidenced through good corporate governance policies that are developed to align with the best interests of stockholders.

Human Capital Management

As part of a commitment to providing a work environment that attracts, develops and retains high performing individuals and that treats employees with dignity and respect, INDUS:

●	Seeks to promote a culture that is based on integrity, an entrepreneurial spirit and collaboration. INDUS relies on its employee relationships to support the Company’s vision and growth and believes that the strength of these relationships is evidenced by its low turnover and employee tenure, which, as of December 31, 2021, was over 12 years for INDUS’ corporate staff (which excludes maintenance and landscaping employees).

●	Offers equal employment opportunities and seeks to foster a diverse and vibrant workplace with employees who possess a broad range of experiences, backgrounds and skills. INDUS believes that its diverse company culture is evidenced by its percentage of female employees, which comprised 42% of its corporate staff as of December 31, 2021.

●	Endeavors to maintain a workplace free from discrimination or harassment on the basis of race, color, religion, creed, disability, gender, gender identity, sexual orientation, national origin, ancestry, or age, among other things. INDUS conducts annual training to encourage inclusion and sensitivity in the workplace, avoid unconscious bias and to prevent discrimination and harassment. As of December 31, 2021, INDUS had received 100% employee participation in its annual trainings on these topics. Additionally, INDUS offers its employees competitive compensation packages and continuously monitors incentive programs and health and wellness benefits to ensure that the Company is attracting and retaining top talent.

As of December 31, 2021, INDUS had 37 employees, including 36 full time employees. Presently, none of INDUS’ employees are represented by a union. INDUS believes that relations with its employees are satisfactory.

Competition

The market for leasing industrial/logistics space and office/flex space is highly competitive. INDUS competes for tenants with owners of numerous properties in the areas where its buildings are located. Some of these competitors have greater financial resources than INDUS. INDUS’ real estate business competes on the bases of location, price, availability of space, convenience and amenities.

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

Government Regulations

Environmental Matters

Under various federal and state laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, INDUS may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of INDUS’ land may be affected by the presence of residual chemicals from the prior use of the land for farming.

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

Americans with Disabilities Act and Fire, Safety and Other Land Use Regulations

All of INDUS’ properties are required to comply with the Americans with Disabilities Act of 1990, as amended ("ADA"). The ADA generally requires that places of public accommodation comply with federal requirements related to access and use by people with disabilities. Compliance with the ADA requirements may be costly and could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government and/or an award of damages to private litigants. In addition, INDUS is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations adopted by governmental agencies and bodies and applicable to INDUS’ properties, which may require capital expenditures.

Local Zoning Ordinances, Wetlands Restrictions, Storm Water Regulations and Open Space Preservation

INDUS’ operations are subject to various governmental regulations that affect its real estate development activities, such as local zoning ordinances, wetlands restrictions, storm water regulations, open space preservation initiatives, traffic considerations, and other restrictions to development imposed by governmental agencies.

ITEM 1A. RISK FACTORS.

INDUS’ real estate business is subject to a number of risks. The risk factors discussed below are those that management deems to be material, but they may not be the only risks facing INDUS. Additional risks not currently known or currently deemed not to be material may also impact INDUS. If any of the following risks occur, INDUS’ business, financial condition, operating results, cash flows and ability to pay dividends could be adversely affected. Investors should also refer to INDUS’ quarterly reports on Form 10-Q for any material updates to these risk factors.

Risks Related to INDUS’ Business and Properties

The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’ business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic.

An outbreak of a respiratory disease caused by a novel strain of coronavirus (“COVID-19”) has spread throughout the world (including all states in which INDUS’ buildings are located). Impacts from COVID-19 include government measures intended to minimize the spread of this virus. Such restrictions, including the institution of quarantines, travel restrictions, mandatory closure or reduced capacity of businesses and other measures have caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could impact and extend the duration of the pandemic.

INDUS has directly experienced, and may continue to experience, disruptions and other impacts to its business as a result of the ongoing pandemic and actions taken to mitigate its effects, including, without limitation:

●	disruptions in availability and supply, and increased costs, of materials and products, including raw materials for INDUS’ current or planned development projects (especially the increased cost and lessened availability of structural steel and roofing materials);
●	delays in receipt of approvals and entitlements, due to government agencies, labor and other businesses working in reduced or restricted capacities;
●	inability of contractors or third party managers to perform effectively or on a timely basis, including as a result of restrictions on construction and other business activities;
●	the transition of INDUS’ and its tenants’ employees toward an increased trend of working from home;
●	effects of government travel restrictions or the general discouragement of non-essential travel to contain the spread of COVID-19;
●	tenant requests for rent deferrals or abatement as a result of the impact of the pandemic;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and other effects of disruption and instability in the global financial markets; and
●	a general decline in business activity, demand for real estate and other market conditions.

These and other factors may continue to impact INDUS, including, without limitation, by delaying or preventing INDUS from completing current or planned development projects, or monetizing our current or future real estate assets; reducing INDUS’ ability to lease vacant space, and restricting INDUS’ ability to travel to, locate and execute on acquisitions or enter new markets.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the coronavirus pandemic further impacts INDUS’ business or ultimately impacts its results of operations, financial condition and stock price and its ability to develop, acquire, dispose or lease properties for its portfolio, will depend on numerous evolving factors that are highly uncertain and which INDUS may not be able to predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and effectiveness of vaccines and treatments to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the impact on INDUS’ employees; any other operational disruptions or difficulties INDUS may face; the effect on INDUS’ tenants and their businesses; the ability of tenants to pay their rent; any closures of our tenants’ facilities, including, without limitation, due to shutdowns that may be requested or mandated by governmental authorities; the ability of prospective tenants to inspect vacant space in our buildings; and INDUS’ ability to complete sales of real estate assets, acquisitions or planned construction and development. Any of these events could materially adversely impact INDUS’ business, financial condition, results of operations or stock price.

INDUS’ real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector.

As of December 31, 2021, a substantial majority of INDUS’ investments in real estate are concentrated in the industrial/logistics space. This level of concentration exposes INDUS to the risk of economic downturns in the industrial real estate sector to a greater extent than if its properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the leasing market for industrial properties could have a material adverse effect on INDUS’ results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’ real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, INDUS’ operating performance is impacted by the economic conditions of the specific geographic markets in which it has concentrations of properties. The portfolio includes holdings in Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central Florida and Charleston, South Carolina. The company also expects to enter the Nashville, Tennessee and Greenville-Spartanburg, South Carolina markets in early 2022. This geographic concentration could adversely affect INDUS’ operating performance if conditions become less favorable in any of the states or regions in which it has a concentration of properties. It is possible that some or all of its markets will not grow or that underlying real estate fundamentals will not be favorable to owners and operators of properties. INDUS’ operations may also be adversely affected if competing properties are built in its target markets. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in INDUS experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Any adverse economic or real estate developments in INDUS’ target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems in these markets, could materially and adversely impact INDUS’ results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’ ability to grow its portfolio partially depends on its ability to develop properties, which may suffer under certain circumstances.

INDUS intends to continue to develop properties when warranted by its assessment of market conditions. INDUS’ general construction and development activities include the risks that:

●	INDUS’ assessment of market conditions may be inaccurate, including market impact from macroeconomic factors such as the COVID-19 pandemic;
●	development activities may require the acquisition of undeveloped land. Competition from other real estate investors may significantly increase the purchase price of that land;
●	INDUS may be unable to obtain, or may face delays in obtaining required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and require INDUS to abandon its activities entirely with respect to a project;
●	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability;
●	construction costs (including required offsite infrastructure costs) may exceed INDUS’ original estimates due to increases in interest rates and increased material, labor or other costs, possibly making the property less profitable than projected or unprofitable because INDUS may not be able to increase rents to compensate for the increase in construction costs;
●	INDUS may expend funds on and devote management's time to development projects that it does not complete;
●	If INDUS alters or discontinues its development efforts, costs of the investment may need to be expensed rather than capitalized and INDUS may determine the investment is impaired, resulting in a loss;
●	occupancy rates and rents at newly completed properties and the time it takes to fully or substantially lease such facilities may not meet INDUS’ expectations. This may result in lower than projected occupancy and rental rates resulting in an investment that is less profitable than projected or unprofitable; and

●	INDUS may incur losses under construction warranties, guaranties and delay damages under INDUS’ contracts with tenants and other customers.

The actual initial full year stabilized cash net operating income yields from INDUS’ planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report or in INDUS’ other public disclosures.

As a part of INDUS’ standard development and acquisition underwriting process, INDUS analyzes the targeted initial full year stabilized Cash NOI yield for each development project and acquisition target and establishes a range of initial full year stabilized Cash NOI yields, which it refers to as “underwritten stabilized Cash NOI yields.” Underwritten stabilized Cash NOI yields are calculated as a development project’s or acquisition’s initial full year stabilized Cash NOI as a percentage of its estimated total investment, including costs to stabilize the buildings to 95% occupancy (other than in connection with build-to-suit development projects and single tenant properties). INDUS calculates the targeted initial full year stabilized Cash NOI by subtracting the development project’s or acquisition’s estimated initial full year stabilized operating expenses, real estate taxes and non-cash rental revenue, including straight-line rents (before interest expense, income taxes, if any, and depreciation and amortization), from its estimated initial full year stabilized rental revenue.

INDUS cautions you not to place undue reliance on the underwritten stabilized Cash NOI yield ranges for its planned development and acquisition activities because they are based solely on INDUS’ estimates, using data available to it in its development and acquisition underwriting processes. INDUS’ total cost to complete a development project or acquisition may differ substantially from its estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, effects of the COVID-19 pandemic and other contingencies. In addition, INDUS’ actual initial full year stabilized Cash NOI from its planned development and acquisition activities may differ substantially from its estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development project or acquisition, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, tenant bankruptcies and unanticipated expenses of the development project or acquisition that INDUS cannot pass on to its tenants. It is possible that that the actual initial full year stabilized Cash NOI yield from INDUS’ planned development and acquisition activities will not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report or in INDUS’ other public disclosures.

INDUS’ ability to achieve growth in its portfolio partially depends in part on INDUS’ ability to acquire properties, which may suffer under certain circumstances.

INDUS acquires individual properties and in the future may continue to acquire individual properties or portfolios of properties. INDUS’ acquisition activities and their success are generally subject to the following risks:

●	INDUS’ ability to travel to, locate and execute on desirable properties or in certain markets, as a result of travel restrictions and other effects of the COVID-19 pandemic;
●	when INDUS is able to locate a desirable property, competition from other real estate investors may significantly increase the purchase price;
●	acquired properties may fail to perform as expected;
●	the actual costs of repositioning or redeveloping acquired properties may be higher than INDUS estimates;
●	acquired properties have been and may continue to be located in new markets where INDUS faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and
●	INDUS may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties and operating entities, into its existing operations, and as a result, INDUS’ results of operations and financial condition could be adversely affected.

INDUS may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against INDUS based upon ownership of those properties, INDUS might have to pay substantial sums to settle the liabilities, which could adversely affect its cash flow and financial position.

INDUS may be unable to complete development projects on advantageous terms.

As part of its business, INDUS develops new properties and relies on contractors and builders to complete contracts related to the building and land improvement under construction. Contractors and builders may experience subcontractor disputes, strikes, labor disputes or supply chain disruptions. Contractors may also experience financial distress, become bankrupt or otherwise fail to complete the contract. Operational or financial difficulties of contractors and builders may result in developments that are behind schedule, not within budget or not completed on the agreed upon terms, or at all.

INDUS may experience increased operating costs, which could adversely affect its results of operations.

INDUS’ properties are subject to increases in operating expenses such as real estate taxes, fuel, utilities, labor, repairs and maintenance, building materials and insurance, some of which have been and may continue to be impacted by the COVID-19 pandemic. While many of INDUS’ current tenants generally are obligated to pay a significant portion of these costs, it is possible that existing or new tenants will not agree to, or make, these payments. If operating expenses increase, including as a result of increased inflation rates, INDUS may not be able to pass these costs on to its tenants and, therefore, any increases could have an adverse effect on INDUS’ results of operations and cash flow. Additionally, for space that has remained or remains unleased, INDUS has incurred, and will continue to incur, all of the building’s operating costs for the space without reimbursements from tenants.

INDUS relies on third-party managers for day-to-day property management of certain of its properties.

INDUS relies on local third-party managers for the day-to-day management of its properties in the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central Florida and Charleston, South Carolina. To the extent that INDUS uses a third-party manager, the cash flows from its Lehigh Valley, greater Charlotte, Central Florida and Charleston, South Carolina properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage INDUS’ properties effectively or in accordance with their agreements with INDUS, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, INDUS could incur losses or face liabilities from the loss or injury to its property or to persons at its properties. In addition, disputes may arise between INDUS and these third-party managers, and INDUS may incur significant expenses to resolve those disputes, or terminate the relevant agreement with these third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with INDUS’ properties, which may result in conflicts of interest and decisions regarding the operation of INDUS’ properties that are not in INDUS’ best interests. INDUS has and likely will continue to rely on third-party managers in any new markets it enters through its acquisition activities.

Unfavorable events affecting INDUS’ existing and potential tenants and its properties, or negative market conditions that may affect INDUS’ existing and potential tenants, could have an adverse impact on INDUS’ ability to attract new tenants, re-let space, collect rent and renew leases, and thus could have a negative effect on INDUS’ results of operations and cash flow.

INDUS’ results of operations and cash flows depend on its ability to lease space to tenants on economically favorable terms. Therefore, INDUS has and could in the future be adversely affected by various factors and events over which INDUS has limited control, such as:

●	inability to retain existing tenants and attract new tenants;
●	oversupply of or reduced demand for space and changes in market rental rates in the areas where INDUS’ properties are located;
●	defaults by INDUS’ tenants or failure to pay rent on a timely basis due to bankruptcy, economic conditions or other factors, such as the COVID-19 pandemic;
●	physical damage to INDUS’ properties and the need to repair the damage;

●	economic or physical decline or impacts related to the COVID-19 pandemic in the areas where INDUS’ properties are located; and
●	potential risk of functional obsolescence of INDUS’ properties over time.

INDUS’ tenants have and may in the future be unable to pay rent due to INDUS. INDUS may be forced to evict the tenant, or engage in other remedies, which may be expensive and time consuming and may adversely affect INDUS’ results of operation and cash flows.

If INDUS’ tenants do not renew their leases as they expire, INDUS may not be able to re-lease the space. Furthermore, leases that are renewed, or new leases for space that is re-let, may have terms that are less economically favorable to INDUS than current lease terms, or may require INDUS to incur significant costs, such as for renovations, tenant improvements or lease transaction costs.

Any of these events could adversely affect INDUS’ results of operations and cash flows and its ability to make dividend payments and service its indebtedness.

A significant portion of INDUS’ costs, such as real estate taxes, insurance costs, and debt service payments, are fixed, which means that they generally are not reduced when circumstances cause a decrease in cash flow from its properties.

Declining real estate valuations and any related impairment charges could materially adversely affect INDUS’ financial condition, results of operations, cash flows, ability to satisfy debt obligations and ability to pay dividends on, and the per share trading price of, its common stock.

INDUS reviews the carrying value of its properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. INDUS bases its review on an estimate of the future cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition on an undiscounted basis. INDUS considers factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. With respect to undeveloped land, INDUS evaluates the cash flow to be generated from the potential use or sale of such land as compared to the costs, including entitlement and infrastructure costs for the intended use or costs required to prepare the land for sale. If INDUS’ evaluation indicates that it may be unable to recover the carrying value of a real estate investment, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on INDUS’ results of operations because recording an impairment loss results in an immediate negative adjustment to INDUS’ operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause INDUS to reevaluate the assumptions used in its impairment analysis. Impairment charges could materially adversely affect INDUS’ financial condition, results of operations, cash flows and ability to pay dividends on, and the per share trading price of, its common stock.

INDUS’ use of debt financing could have a material adverse effect on its financial condition.

INDUS is subject to the risks normally associated with debt financing, including the risk that INDUS would have insufficient cash flow from operations for payments of required principal and interest on these loans. If INDUS was unable to make the payments and was to default, property collateralizing the debt could be foreclosed upon, and INDUS’ financial condition and results of operations would be adversely affected. Our indebtedness could have other important consequences to us, including:

●	increase our vulnerability to adverse general economic, industry, or competitive developments;
●	require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

●	limit our ability to make required payments under our existing contractual commitments, including our existing indebtedness;
●	require us to sell certain assets;
●	restrict us from making acquisitions, or causing us to make non-strategic divestitures;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
●	increase our exposure to rising interest rates to the extent a portion of our borrowings are at variable interest rates; and
●	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

In addition, we may be able to incur additional indebtedness in the future. To the extent we incur additional indebtedness, the risks associated with our existing debt described above would increase.

INDUS’ use of financing arrangements that include balloon payment obligations could have a material adverse effect on its financial condition.

Substantially all of INDUS’ nonrecourse mortgage loans as of December 31, 2021 require a lump-sum or “balloon” payment at maturity. INDUS’ ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, INDUS may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms. If INDUS were to be unable to refinance the balloon payment, then it may be forced to sell the property or pay the balloon payment using its existing cash on hand or other liquidity sources, or the property could be foreclosed. Any balloon payments that INDUS makes out of its existing cash or liquidity may have a material adverse effect on its financial condition and leave it with insufficient cash to invest in other properties, pay dividends to stockholders or meet its other obligations.

INDUS’ failure to effectively hedge against interest rate fluctuation could have a material adverse effect on its financial condition.

INDUS has entered into several interest rate swap agreements to hedge its interest rate exposures related to its variable rate nonrecourse mortgages on certain of its industrial/logistics and office/flex buildings. These agreements have costs and involve the risks that these arrangements may not be effective in reducing INDUS’ exposure to interest rate fluctuations and that a court could rule that such agreements are not legally enforceable. The failure to hedge effectively against interest rate fluctuations may have a material adverse effect on INDUS’ results of operations if interest rates were to rise materially. Additionally, any settlement charges incurred to terminate an interest rate swap agreement may result in increased interest expense, which may also have an adverse effect on INDUS’ results of operations.

INDUS may suffer adverse effects as a result of the terms of and covenants relating to its credit facilities.

INDUS’ continued ability to borrow under its $100 million revolving credit agreement is subject to compliance with certain financial and other covenants. These covenants may limit INDUS’ operations and failure to comply with such covenants under any of its credit facilities could cause a default under such credit facility, and INDUS may then be required to repay amounts outstanding, if any, under such facility with capital from other sources. Under those circumstances, other sources of capital may not be available to INDUS, or may be available only on unattractive terms.

Debt financing may not be available and equity issuances could be dilutive to shareholders.

INDUS depends on access to various forms of debt financing, which it expects will increasingly take the form of unsecured lines of credit, term loans and other secured and unsecured debt. Debt financing may not be available over a sufficient term or in sufficient amounts or at favorable terms necessary to execute INDUS’ business strategy. If INDUS issues additional equity securities instead of debt to manage capital requirements, the interests of existing shareholders would be diluted.

INDUS’ risk related to the discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2023. It is expected that a transition away from the widespread use of LIBOR to alternative interest rates will occur over the course of the next two years. As of December 31, 2021, INDUS had approximately $91.0 million of floating rate debt under nonrecourse mortgage loans, the interest on which is based on LIBOR, however, INDUS entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans.

In the event that LIBOR is no longer available, the revolving credit line provides for a transition to a comparable rate of interest determined by JPMorgan Chase Bank, N.A. Such an event would not affect INDUS’ ability to borrow or maintain already outstanding borrowings, but the replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2023 is unclear, but these changes could adversely affect INDUS’ cash flow, financial condition and results of operations.

INDUS relies on key personnel.

INDUS’ success depends to a significant degree upon the contribution of certain executive officers and members of senior management. The loss of service from certain executive officers or senior management could adversely impact INDUS’ operating results and cash flow. INDUS’ ability to retain its senior management group or attract suitable replacements should any members of the senior management group leave is dependent on the competitive nature of the employment market. INDUS has not obtained and does not expect to obtain key person life insurance on any of its key personnel.

Risks Related to the Real Estate Industry

Changing or adverse political and economic conditions, credit markets or other events may impact INDUS’ results of operations and financial condition.

INDUS’ real estate business may be affected by market conditions, political and economic uncertainty experienced by the U.S. economy as a whole, conditions in the credit markets, by local economic conditions in the markets in which its properties are located or by other global and domestic events, such as the COVID-19 pandemic and the current conflict between Russia and Ukraine. Such conditions may impact INDUS’ results of operations, financial condition or ability to expand its operations and pay dividends to stockholders as a result of the following:

●	The financial condition of INDUS’ tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
●	A decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for INDUS’ industrial/logistics and office/flex space, causing market rental rates and property values to be negatively impacted;
●	INDUS’ ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;
●	Reduced values of INDUS’ properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings;
●	A weak economy may limit sales of land intended for commercial, industrial and residential use;
●	Changes in supply or demand for similar or competing properties in an area where INDUS’ properties are located may adversely affect INDUS’ competitive position and market rental rates in that area; and

●	Long periods of time may elapse between the commencement and the completion of INDUS’ projects.

An increase in interest rates could adversely impact INDUS’ ability to refinance existing debt or to finance new developments and acquisitions.

Rising interest rates could limit INDUS’ ability to refinance existing debt on favorable terms, or at all, when it matures. Interest rates have been in recent years, and currently remain, low by historical standards, however the Federal Reserve has indicated that it intends to raise interest rates in the near term. If interest rates increase, so will INDUS’ interest costs, which would adversely affect INDUS’ cash flow and could affect INDUS’ ability to pay principal and interest on its debt.

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

The market for leasing industrial/logistics space is highly competitive. INDUS competes for tenants with owners of numerous properties in the areas where INDUS’ buildings are located. Some of INDUS’ competitors for tenants have greater financial resources than INDUS and may be able to offer prospective tenants more attractive financial or other terms than INDUS is able to offer and may be able to accept more risk related to the creditworthiness of tenants. INDUS’ competes for tenants on the bases of location, price, availability of space, convenience and amenities.

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

INDUS’ construction activities and maintenance of its current portfolio could be adversely affected by increases in raw materials, labor or energy costs or disruption of these supply chains, including, without limitation, as a result of the COVID-19 pandemic. An increase in the cost of building new facilities could negatively impact INDUS’ future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in INDUS’ real estate assets, which may lower the return on investment in new facilities. The lack of availability of raw materials and labor has impacted and could continue to impact INDUS, resulting in higher construction costs as a result of increases in wage rates and delay construction of new facilities or the completion of tenant related work delaying rent commencement dates. Furthermore, as petroleum and other energy costs increase, including in connection with the current conflict between Russian and Ukraine, products used in the construction of INDUS’ facilities, such as steel, masonry, asphalt, cement, roofing and building products may increase. Additionally, government international trade policies, including implementation of or changes in tariffs, could impact the cost of products used in INDUS’ facilities. An increase in energy costs could increase INDUS’ building operating expenses and thereby lower INDUS’ operating results.

Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so.

Real estate properties are not as liquid as other types of investments and this lack of liquidity could limit INDUS’ ability to react promptly to changes in economic, financial, investment or other conditions, such as the COVID-19 pandemic. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”), provide for the ability to exchange “like-kind” property to defer income taxes related to a gain on sale (“1031 Like-Kind Exchange”). The illiquidity of real estate properties may limit INDUS’ ability to find a replacement property to effectuate an exchange.

Potential environmental liabilities could result in substantial costs.

Under federal, state and local environmental laws, ordinances and regulations, INDUS may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products at its properties because of its current or past ownership or operation of the real estate. If previously unidentified environmental problems arise, INDUS may have to make substantial payments, which could adversely affect its cash flow. As an owner or operator of properties, INDUS may have to pay for investigation and clean-up costs incurred in connection with a contamination. The law typically imposes cleanup responsibility and liability regardless of whether the owner or operator knew of or caused the contamination. Changes in environmental regulations may impact the development potential of INDUS’ undeveloped land or could increase operating costs due to the cost of complying with new regulations.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require INDUS to make expenditures that adversely impact INDUS’ operating results.

All of INDUS’ properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that places of public accommodation comply with federal requirements related to access and use by people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect INDUS’ results of operations and financial condition. In addition, INDUS is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may continue to be adopted by governmental agencies and bodies and become applicable to INDUS’ properties. INDUS has made and may continue to be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on INDUS’ operating results and financial condition and INDUS’ ability to satisfy debt obligations and issue dividends to stockholders.

Governmental regulations and control could adversely affect INDUS’ real estate development activities.

INDUS’ operations are subject to governmental regulations that affect real estate development, such as local zoning ordinances, wetlands restrictions, storm water regulations and open space preservation initiatives. Any changes in regulations regarding these matters may impact the ability of INDUS to develop its properties or increase INDUS’ costs of development. Subdivision and other residential development may also be affected by the potential adoption of initiatives meant to limit or concentrate residential growth. Commercial and industrial development activities of INDUS’ undeveloped land may also be affected by traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies.

Uninsured losses or a loss in excess of insured limits could adversely affect INDUS’ business, results of operations and financial condition.

INDUS carries comprehensive insurance coverage, including property, liability, terrorism and loss of rental revenue. The insurance coverage contains policy specifications and insured limits. However, there are certain losses that are not generally insured against or that are not fully insured against. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of INDUS’ properties, INDUS could experience a significant loss of capital invested in and potential revenue from the properties affected.

Information technology (“IT”) security breaches and other incidents at INDUS or third parties could disrupt INDUS’ operations, compromise confidential information maintained by INDUS, and damage INDUS’ reputation, all of which could negatively impact INDUS’ business, results of operations and the per share trading price of its common stock.

As part of INDUS’ normal business activities, it uses IT and other computer resources to carry out important operational activities and to maintain its business records. INDUS’ computer systems, including its backup systems, and those of third parties it relies on, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through misuse, cyber-attack, ransomware and data theft), usage errors and catastrophic events, such as fires, floods, tornadoes and hurricanes. If INDUS’ computer systems and its backup systems, or those of third parties it relies on, are compromised, degraded, damaged or breached, or otherwise cease to function properly, INDUS could suffer interruptions in its operations or unintentionally allow misappropriation of proprietary or confidential information, which could damage its reputation and require INDUS to incur significant costs of remediation and compliance and expose INDUS to material legal claims and liability by private litigants and regulatory agencies. It is possible that the security efforts and measures INDUS has implemented will not be effective or that attempted security breaches or disruptions will be successful or damaging. INDUS’ measures to prevent, detect and mitigate cyber threats, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. INDUS expects the frequency and intensity of cyberattacks to escalate in the future, particularly as threat actors become more sophisticated, for example, by deploying tools and techniques that are specifically designed to circumvent controls, to evade detection, and even to remove or obfuscate forensic evidence, all of which impedes its ability to detect, identify, investigate and remediate against cyberattacks. While we carry insurance related to cybersecurity events, our policies may not cover all of the costs and liabilities that could be incurred as the result of cyberattack or other security incident.

INDUS is exposed to the potential impacts of future climate change and climate-change related risks.

INDUS is exposed to potential physical risks from possible future changes in climate. INDUS’ properties may be exposed to catastrophic weather events, such as severe storms, hurricanes and/or floods. If the frequency of extreme weather events increases due to climate change, INDUS’ exposure to these events could increase.

As a real estate owner and developer, INDUS may be adversely impacted in the future by stricter energy efficiency standards for buildings. INDUS may be required to make improvements to its existing properties to meet such standards and the costs to meet these standards may increase INDUS’ costs for new construction.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

INDUS’ properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of INDUS’ properties could require INDUS to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose INDUS to liability from its tenants, employees of its tenants or others if property damage or personal injury is alleged to have occurred.

Risks Related to INDUS’ Organization and Structure

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

INDUS’ rights and the rights of INDUS stockholders to take action against its directors and officers are limited.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by Maryland law, INDUS’ charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based on a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, INDUS’ charter requires it to indemnify its directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and INDUS has entered into indemnification agreements with its directors and executive officers. As a result, INDUS and its stockholders may have more limited rights against its directors and officers than might otherwise exist under common law. Accordingly, in the event that any of INDUS’ directors or officers are exculpated from, or indemnified against, liability but whose actions impede the Company’s performance, INDUS’ stockholders’ ability to recover damages from that director or officer will be limited.

INDUS’ charter and bylaws contain provisions that may delay, defer or prevent an acquisition of its common stock or a change in control.

INDUS’ charter and bylaws contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for its stockholders or otherwise be in their best interests, including the following:

INDUS’ charter contains restrictions on the ownership and transfer of its stock.

In order for INDUS to qualify as a REIT, no more than 50% of the value of outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which INDUS elects to be taxed as a REIT. Subject to certain exceptions, INDUS’ charter prohibits any stockholder from owning, beneficially or constructively, more than 5.5% in value or in number of shares, whichever is more restrictive, of the outstanding shares of its common stock, or 5.5% in value of the aggregate of the outstanding shares of all classes or series of our stock. INDUS refers to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 5.5% of INDUS’ outstanding common stock or the outstanding shares of all classes or series of INDUS’ stock by an individual or entity could cause that individual or entity or another individual or entity to own constructively in excess of the relevant ownership limits. INDUS’ charter also prohibits any person from owning shares of INDUS’ stock that could result in INDUS being “closely held” under Section 856(h) of the Code or otherwise cause INDUS to fail to qualify as a REIT. Any attempt to own or transfer shares of INDUS’ common stock or of any of INDUS’ other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of INDUS if INDUS’ Board does not grant an exemption from the ownership limits, even if INDUS’ stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, INDUS’ Board intends to grant some limited exemptions from the ownership limits applicable to certain holders of its common stock, subject to certain initial and ongoing conditions designed to protect INDUS’ status as a REIT, including, if deemed advisable, the receipt of an Internal Revenue Service, or IRS, private letter ruling or an opinion of counsel.

INDUS’ Board has the power to cause the Company to issue additional shares of INDUS stock without stockholder approval.

INDUS’ charter authorizes the Company to issue additional authorized but unissued shares of common or preferred stock. In addition, INDUS’ Board may, without stockholder approval, amend the Company’s charter to increase the aggregate number of INDUS shares of common stock or the number of shares of stock of any class or series that INDUS has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, INDUS’ Board may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the Company’s shares of common stock or otherwise be in the best interests of INDUS’ stockholders.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of INDUS.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third-party from acquiring INDUS or of impeding a change of control under circumstances that otherwise could provide INDUS’ common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of INDUS’ outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
●“control share” provisions that provide that holders of “control shares” of the Company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act (the “MBCA”), INDUS’ Board has by resolution exempted from the provisions of the MBCA business combinations between any other person and INDUS. INDUS’ bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of INDUS stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits INDUS’ Board, without stockholder approval and regardless of what is currently provided in INDUS’ charter or bylaws, to implement certain takeover defences, such as a classified board, some of which INDUS does not have.

INDUS’ bylaws designate the Circuit Court for Baltimore City, Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by INDUS stockholders, which could limit INDUS’ stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with INDUS or its directors, officers or other employees.

INDUS’ bylaws provide that, subject to limited exceptions, the Circuit Court for Baltimore City, Maryland, is the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on INDUS’ behalf, other than actions arising under federal securities laws, (c) any action asserting a claim of breach of any duty owed by any of INDUS’ directors, officers or other employees to INDUS or its stockholders, (d) any action asserting a claim against INDUS or any of its directors, officers or other employees arising pursuant to any provision of the MGCL, INDUS’ charter or its bylaws or (e) any action asserting a claim against INDUS or any of its directors, officers or other employees that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against INDUS or its directors, officers or employees, which may discourage such lawsuits against INDUS and its directors, officers and other employees.

The concentrated ownership of INDUS common stock by members of the Cullman and Ernst families may limit other INDUS stockholders’ ability to influence INDUS’ corporate and management policies.

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Michael S. Gamzon, a director and INDUS’ President and Chief Executive Officer and Frederick M. Danziger, a director of INDUS, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 22.2% of the outstanding common stock of INDUS as of December 31, 2021. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may have significant influence over the determination of INDUS’ corporate and management policies.

INDUS’ Board may change its investment and financing policies without stockholder approval and INDUS may become more highly leveraged, which may increase INDUS’ risk of default under its debt obligations.

INDUS’ investment and financing policies are exclusively determined by its Board. Accordingly, INDUS’ stockholders do not control these policies. Further, INDUS’ charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that INDUS may incur. INDUS’ Board may alter or eliminate its current policy on borrowing at any time without stockholder approval. If this policy changed, INDUS could become more highly leveraged which could result in an increase in its debt service. Higher leverage also increases the risk of default on INDUS’ obligations. In addition, a change in INDUS’ investment policies, including the manner in which INDUS allocates its resources across the portfolio or the types of assets in which INDUS seeks to invest, may increase its exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to INDUS’ policies with regard to the foregoing could adversely affect INDUS’ financial condition, results of operations, cash flows and its ability to pay dividends on, and the per share trading price of, its common stock.

Risks Related to INDUS’ REIT Structure

If INDUS fails to remain qualified as a REIT, INDUS would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing its taxable income.

INDUS currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes. However, it is possible that INDUS will not have qualified or will not remain qualified as a REIT. Qualification as a REIT requires INDUS to satisfy numerous requirements established under highly technical and complex sections of the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within INDUS’ control. If INDUS fails to qualify as a REIT in any taxable year:

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

As a result of all these factors, INDUS’ failure to qualify as a REIT also could impair its ability to expand its business and raise capital. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations.

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

Even if INDUS qualifies as a REIT, it will be subject to certain U.S. federal, state and local taxes on its income and property, including on taxable income that the Company does not distribute to its stockholders, and on net income from certain “prohibited transactions”. In addition, if INDUS fails to qualify as a REIT but nevertheless qualifies for relief under certain statutory relief provisions, it may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain its qualification as a REIT. Moreover, INDUS’ taxable REIT subsidiary will be subject to tax as a regular corporation in the jurisdictions it operates. Furthermore, if INDUS sells an asset it held on the first day of the first taxable year for which it qualifies as a REIT (i.e., January 1, 2021) during the five-year period beginning on such first day, INDUS generally will be required to pay regular U.S. federal corporate income tax on the gain to the extent of the excess of (i) the fair market value of the asset, over (ii) the adjusted tax basis of the asset, determined as of the first day of the first taxable year for which INDUS qualifies as a REIT.

To maintain INDUS’ REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance.

In order to qualify as a REIT, INDUS will generally be required each year to distribute to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and INDUS will be subject to tax to the extent its taxable income (including net capital gain) is not fully distributed. In addition, INDUS will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. Accordingly, INDUS may not be able to retain sufficient cash flow from operations to meet its debt service requirements and repay its debt. Therefore, INDUS may need to raise additional capital for these purposes, and INDUS cannot assure that a sufficient amount of capital will be available to INDUS on favorable terms, or at all, when needed. Further, in order to maintain its REIT qualification and avoid the payment of income and excise taxes, INDUS may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. INDUS’ access to third-party sources of capital depends on a number of factors, including the market’s perception of INDUS’ growth potential, INDUS’ current debt levels, the per share trading price of INDUS’ common stock, and INDUS’ current and potential future earnings. It is possible that INDUS will not have access to such capital on favorable terms at the desired times, or at all, which may cause INDUS to curtail its investment activities and/or to dispose of assets at inopportune times.

There will be uncertainties relating to INDUS’ estimate of the E&P Distribution.

To qualify for taxation as a REIT effective for the year ended December 31, 2021, INDUS distributed to its stockholders, its undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2021, which is referred to as the “E&P Distribution.” INDUS believes that the total value of the E&P Distribution was sufficient to fully distribute its accumulated earnings and profits. However, the amount of INDUS’ accumulated earnings and profits is a complex factual and legal determination. INDUS may have less than complete information at the time it estimated its earnings and profits or may interpret the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of INDUS’ undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2020, successfully assert that INDUS’ taxable income should be increased, which could increase INDUS’ pre-REIT accumulated earnings and profits. Thus, INDUS could fail to satisfy the requirement that it distribute all of its pre-REIT accumulated earnings and profits by the close of its first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of its pre-REIT accumulated earnings and profits, INDUS cannot now determine whether it would be able to take advantage of them or the economic impact to INDUS of doing so.

INDUS’ taxable REIT subsidiaries will be subject to federal income tax, and INDUS will be required to pay a 100% penalty tax on certain income or deductions if its transactions with its taxable REIT subsidiaries are not conducted on arm’s length terms.

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

REIT ownership limitations may restrict or prevent stockholders from engaging in certain transfers of INDUS’ common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of INDUS’ outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with INDUS’ 2022 taxable year. To assist INDUS in satisfying this share ownership requirement, INDUS’ charter imposes ownership limits on its shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits. These ownership limitations may restrict or prevent stockholders from engaging in certain transfers of our common stock.

Complying with REIT requirements may cause INDUS to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, INDUS must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts INDUS distributes to its stockholders and the ownership of its common stock. If INDUS fails to comply with one or more of the asset tests at the end of any calendar quarter, INDUS must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. In order to meet these tests, INDUS may be required to forego investments it might otherwise make or to liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may hinder INDUS’ performance and reduce amounts available for distribution to its stockholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit INDUS’ ability to engage in transactions which would be treated as sales for federal income tax purposes.

Any gain that INDUS realizes on the sale of property (other than any foreclosure property) held as inventory or otherwise held primarily for sale to customers in the ordinary course of business, including its share of any such gain realized by its operating company, either directly or through its subsidiary partnerships, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax, unless certain safe harbor exceptions apply. Although INDUS does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of its business, such characterization is a factual determination and it is possible the IRS would not agree with INDUS’ characterization of its properties or that INDUS will not always be able to make use of the available safe harbors.

INDUS has not established a minimum distribution payment level, and INDUS may be unable to generate sufficient cash flows from its operations to make distributions to its stockholders at any time in the future.

INDUS is generally required to distribute to its stockholders at least 90% of its net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code. To the extent INDUS satisfies the 90% distribution requirement but distributes less than 100% of its net taxable income (including net capital gains), INDUS will be subject to federal corporate income tax on its undistributed net taxable income. INDUS intends to distribute at least 100% of its net taxable income (including net capital gains). However, INDUS’ ability to make distributions to its stockholders may be adversely affected by the issues described in the risk factors set forth herein and in those incorporated herein by reference. Subject to satisfying the requirements for REIT qualification, INDUS intends over time to make regular quarterly distributions to its stockholders. INDUS’ Board has the sole discretion to determine the timing, form and amount of any distributions to its stockholders. INDUS’ Board makes determinations regarding distributions based upon, among other factors, its historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as its Board may deem relevant from time to time. Among the factors that could impair INDUS’ ability to make distributions to its stockholders are:

●	INDUS’ inability to realize attractive returns on its investments;
●	unanticipated expenses that reduce INDUS’ cash flow;
●	decreases in the value of the underlying assets; and
●	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, it is possible that INDUS will not be able to continue to make distributions to its stockholders or that the level of any distributions INDUS does make to its stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of INDUS shares of common stock. Distributions could be dilutive to INDUS’ financial results and may constitute a return of capital to its investors, which would have the effect of reducing each stockholder’s basis in its shares of common stock. INDUS also may need to borrow funds or use proceeds from the sale of assets to fund distributions.

Legislative or regulatory action affecting REITs could adversely affect INDUS or its stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect INDUS and may impact our taxation or that of its stockholders. Accordingly, it is possible that any such change will significantly affect INDUS’ ability to qualify for taxation as a REIT or the federal income tax consequences to INDUS of such qualification.

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which INDUS operates, its stock and its results of operations, both positively and negatively in ways that are difficult to anticipate.

As a REIT, INDUS is generally not required to pay federal taxes otherwise applicable to regular corporations (except for income generated by INDUS’ taxable REIT subsidiaries) if INDUS complies with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. Tax reform legislation affects the way in which dividends paid on shares of our common stock are taxed and could impact INDUS’ stock price or how stockholders and potential investors view an investment in REITs generally. In addition, while certain elements of tax reform legislation may not impact INDUS directly as a REIT, they could impact the geographic markets in which INDUS operates, particularly affecting tenants of INDUS’ leased property and their corporate tax obligations, if any.

Risks Related to INDUS’ Common Stock

Issuances or sales of INDUS’ common stock or the perception that issuances or sales might occur could adversely affect the per share trading price of INDUS’ common stock.

INDUS’ ability to develop and acquire properties in part depends on INDUS’ access to capital, which may in the future include the issuance of common equity. INDUS’ Board can authorize the issuance of additional securities without stockholder approval. Furthermore, INDUS intends to maintain an active a shelf registration statement on Form S-3 that will allow it to offer and sell securities from time to time in one or more public offerings, including shares of its common stock.

The issuance or sale of INDUS common stock, including under INDUS’ shelf registration statement, in connection with future property, portfolio or business acquisitions, to repay indebtedness or for general corporate purposes, or the availability of shares for resale in the open market, could have an adverse effect on the per share trading price of INDUS’ common stock and would be dilutive to existing stockholders.

The exercise of any options or the issuance of any common stock granted to certain directors, executive officers and other employees under INDUS’ 2020 Incentive Award Plan or INDUS’ 2009 Stock Option Plan or other equity incentive plan could also have an adverse effect on the per share trading price of its common stock and be dilutive to existing stockholders. The existence of such options could also adversely affect the terms upon which INDUS may be able to obtain additional capital through the sale of equity securities.

Future offerings of debt securities, which would be senior to INDUS common stock upon liquidation, and/or preferred stock, which may be senior to INDUS common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of its common stock.

In the future, INDUS may attempt to increase its capital resources by making offerings of debt or additional equity securities, including medium-term notes, senior or subordinated notes and classes or series of its preferred stock under its shelf registration statement or otherwise, including on a private placement basis. Upon liquidation, holders of INDUS debt securities and shares of INDUS preferred stock, and lenders with respect to other borrowings will be entitled to receive its available assets prior to distribution to the holders of its common stock. Additionally, any convertible or exchangeable securities that INDUS issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. Holders of INDUS common stock are not entitled to pre-emptive rights or other protections against dilution. Any shares of INDUS preferred stock that are issued in the future under its shelf registration statement or otherwise, could have a preference on liquidating distributions or a preference on dividend payments that could limit INDUS’ ability pay dividends to the holders of its common stock. Because INDUS’ decision to issue securities in any future offering under its shelf registration statement or otherwise will depend on market conditions and other factors beyond its control, INDUS cannot predict or estimate the amount, timing or nature of its any such future offerings. Thus, INDUS’ stockholders bear the risk of any such future offerings reducing the per share trading price of its common stock and diluting their interest in INDUS.

Market interest rates may influence the per share trading price of INDUS’ common stock.

One of the factors that influences the price of INDUS’ common stock is the dividend yield on its common stock (as a percentage of the price of its common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of INDUS’ common stock to expect a higher dividend yield and higher interest rates would likely increase its borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of INDUS’ common stock to decrease.

INDUS’ earnings and cash distributions will affect the market price of shares of its common stock.

To the extent that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing and is secondarily based upon the value of the underlying assets, shares of INDUS’ common stock may trade at prices that are higher or lower than the net asset value per share. To the extent INDUS retains operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of INDUS’ underlying assets, may negatively impact the market price of its common stock. INDUS’ failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of its common stock.

General Risk Factors

Volatility in the capital and credit markets could materially adversely impact INDUS.

Volatility and disruption in the capital and credit markets could make it more difficult to borrow money. Market volatility could hinder INDUS’ ability to obtain new debt financing or refinance maturing debt on favorable terms, or at all. Any financing or refinancing issues could have a material adverse effect on INDUS. Market turmoil and the tightening of credit could lead to an increased lack of consumer confidence and widespread reduction of business activity in general, which also could materially adversely impact INDUS, including its ability to acquire and dispose of assets on favorable terms, or at all.

If INDUS fails to maintain appropriate internal controls in the future, it may not be able to report its financial results accurately, which may adversely affect the per share trading price of its common stock and its business.

INDUS’ efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the related regulations regarding its required assessment of internal control over financial reporting requires the commitment of significant financial and managerial resources. INDUS’ system of internal controls may not prevent all errors, misstatements or misrepresentations, and it is possible that its internal control over financial reporting will not be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness or significant deficiency, in INDUS’ internal control over financial reporting that may occur in the future could result in misstatements of its results of operations, restatements of its financial statements and a decline in its stock price, or otherwise materially adversely affect INDUS’ business, reputation, results of operations, financial condition or liquidity.

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

The market price and trading volume of INDUS’ common stock may be volatile.

The trading volume in INDUS’ common stock may fluctuate and cause significant price variations to occur. If the per share trading price of INDUS’ common stock declines significantly, stockholders may be unable to resell their shares at or above the price paid for them. It is possible that the per share trading price of INDUS’ common stock will fluctuate or decline significantly in the future.

Some of the factors that could negatively affect INDUS’ share price or result in fluctuations in the price or trading volume of its common stock include:

•	actual or anticipated variations in INDUS’ quarterly operating results or dividends;
•	changes in INDUS’ results of operations or cash flows;
•	publication of research reports about INDUS or the real estate industry;
•	prevailing interest rates;
•	the market for similar securities;
•	lack of liquidity or low trading volume of INDUS common stock;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional or future issuance of debt or equity INDUS incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report;
•

the extent of investor interest in INDUS’ securities or attractiveness of INDUS’ equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	INDUS’ underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances; and
•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert INDUS’ management’s attention and resources, which could have an adverse effect on INDUS’ financial condition, results of operations, cash flows and INDUS’ ability to pay dividends on, and the per share trading price of, its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of December 31, 2021, INDUS owned thirty-five industrial/logistics buildings and seven office/flex buildings aggregating approximately 5.3 million square feet (96.7% of which was industrial/logistics properties and 3.3% of which was office/flex properties) in addition to 68 acres of entitled industrial land under development and approximately 1,268 acres of additional undeveloped land. As of December 31, 2021, approximately 98.4% of INDUS’ approximately 5.2 million industrial/logistics square footage was leased and 70.9% of INDUS’ approximately 0.2 million office/flex square footage was leased.

INDUS’ building portfolio is located in the north submarket of Hartford, Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central Florida and Charleston, South Carolina. INDUS expects to continue to acquire and develop properties that are consistent with its core industrial/logistics focused strategy in these markets, as well as a select number of additional high-growth, supply constrained markets, including Nashville, Tennessee. INDUS targets properties that are in close proximity to transportation infrastructure (highways, airports, railways and seaports) and can accommodate single and multiple tenants in flexible layouts. INDUS expects that most of such potential future acquisitions of land and buildings will be located outside of the Hartford area.

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. INDUS may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if the Company believes market conditions are favorable for development. INDUS also may construct build-to-suit facilities on its undeveloped land if lease terms and building designs are favorable and market appropriate to align with INDUS’ strategy of owning buildings, not leases.

Developed Properties

The following tables present INDUS’ industrial/logistics buildings and its office/flex buildings aggregating approximately 5.2 million square feet and approximately 0.2 million square feet, respectively. A listing of those holdings and leasing data as of December 31, 2021 and December 31, 2020 is as follows:

Industrial/Logistics Portfolio				December 31, 2021			December 31, 2020
	Clear		Building	Leased		Building	Leased
	Height		Square	Square	Percentage	Square	Square
Address	(Feet) (2)	Year Built	Feet	Feet	Leased	Feet	Feet	Leased
210 West Newberry Road	16.0	1988	18,432	18,432	100.0%	18,432	18,432	100.0%
14 International Drive*	22.0	1982	40,060	40,060	100.0%	40,060	40,060	100.0%
15 International Drive*	22.0	1978	41,632	41,632	100.0%	41,632	41,632	100.0%
16 International Drive*	22.0	1980	58,370	58,370	100.0%	58,370	58,370	100.0%
20 International Drive**	26.0	1999	98,451	98,451	100.0%	99,840	99,840	100.0%
25 International Drive**	23.8	2001	57,190	57,190	100.0%	57,190	57,190	100.0%
35 International Drive*	27.0	1998	97,605	97,605	100.0%	97,605	97,605	100.0%
75 International Drive*	26.0	2003	117,000	117,000	100.0%	117,000	117,000	100.0%
758 Rainbow Road*	30.0	2005	138,395	138,395	100.0%	138,395	138,395	100.0%
754 Rainbow Road*	30.0	2006	136,867	136,867	100.0%	136,867	136,867	100.0%
759 Rainbow Road*	30.0	2007	126,852	126,852	100.0%	126,852	126,852	100.0%
755 Rainbow Road*	30.0	2007	148,484	148,484	100.0%	148,484	148,484	100.0%
131 Phoenix Crossing**	25.0	1997	31,239	31,239	100.0%	31,239	31,239	100.0%
40 International Drive*	26.0	2008	99,840	99,840	100.0%	99,840	99,840	100.0%
100 International Drive*	32.0	2009	304,200	304,200	100.0%	304,200	304,200	100.0%
330 Stone Road*	32.0	2017	136,926	136,926	100.0%	136,926	136,926	100.0%
220 Tradeport Drive*	32.0	2018	234,000	234,000	100.0%	234,000	234,000	100.0%
1985 Blue Hills Avenue (1)	n/a	n/a	n/a	n/a	n/a	165,000	165,000	100.0%
Subtotal - Hartford, CT	28.9	2006	1,885,543	1,885,543	100.0%	2,051,932	2,051,932	100.0%

871 Nestle Way*	28.0	2006	119,900	119,900	100.0%	119,900	119,900	100.0%
4275 Fritch Drive*	32.0	2012	228,000	228,000	100.0%	228,000	228,000	100.0%
4270 Fritch Drive*	32.0	2014	302,640	302,640	100.0%	302,640	302,640	100.0%
5220 Jaindl Boulevard*	36.0	2015	280,000	280,000	100.0%	280,000	280,000	100.0%
5210 Jaindl Boulevard*	32.0	2016	250,971	250,971	100.0%	252,000	252,000	100.0%
6975 Ambassador Drive*	32.0	2018	134,000	134,000	100.0%	134,000	134,000	100.0%
6355 Farm Bureau Road**	22.0	1982	127,500	127,500	100.0%	n/a	n/a	n/a
Subtotal - Lehigh Valley, PA	31.6	2011	1,443,011	1,443,011	100.0%	1,316,540	1,316,540	100.0%

215 International Drive NW*	32.0	2015	277,253	277,253	100.0%	277,253	277,253	100.0%
160 International Drive**	32.0	2019	147,213	147,213	100.0%	147,213	105,070	71.4%
180 International Drive**	36.0	2019	136,000	136,000	100.0%	136,000	-	0.0%
7800 Tuckaseegee Road**	36.0	2020	395,520	395,520	100.0%	n/a	n/a	n/a
2345 Township Road**	24.0	2000	128,000	128,000	100.0%	n/a	n/a	n/a
9817 Old Statesville*	36.0	2021	141,360	141,360	100.0%	n/a	n/a	n/a
Subtotal - Charlotte, NC	33.4	2017	1,225,346	1,225,346	100.0%	560,466	382,323	68.2%

7770 Palmetto Commerce Parkway	26.0	2019	196,540	112,320	57.1%	n/a	n/a	n/a
Subtotal - Charleston, SC	26.0	2019	196,540	112,320	57.1%	-	-	-

7466 Chancellor Drive*	24.0	1973	100,045	100,045	100.0%	100,045	100,045	100.0%
170 Sunport Lane**	18.0	1997	68,245	68,245	100.0%	68,320	12,885	18.9%
3320 Maggie Boulevard*	22.0	1985	108,312	108,312	100.0%	108,312	108,312	100.0%
2850 Interstate Drive**	30.0	2007	139,500	139,500	100.0%	n/a	n/a	n/a
Subtotal - Central FL	24.5	1991	416,102	416,102	100.0%	276,677	221,242	80.0%

Total Industrial/Logistics Portfolio	30.2	2009	5,166,542	5,082,322	98.4%	4,205,615	3,972,037	94.4%
(1)	Property was sold in 2021.
(2)	Clear height total and subtotals are based on the weighted average of square feet.

* Included as collateral under one of INDUS’ nonrecourse mortgage and loans or construction loan as of January 31, 2022.

** Included as collateral under INDUS’ revolving line of credit with JPMorgan Chase Bank, N.A. as of January 31, 2022.

Office/Flex Portfolio			December 31, 2021			December 31, 2020

		Building	Leased	Percentage	Building	Leased
Address	Year Built	Square Feet	Square Feet	Leased	Square Feet	Square Feet	Leased
29 - 35 Griffin Road South**	1977	57,500	31,287	54.4%	57,500	46,287	80.5%
204 West Newberry Road	1988	22,331	6,690	30.0%	22,331	6,690	30.0%
206 West Newberry Road**	1989	22,826	22,826	100.0%	22,826	22,826	100.0%
310 West Newberry Road**	1990	11,361	11,361	100.0%	11,361	11,361	100.0%
320 West Newberry Road**	1991	11,137	11,137	100.0%	11,137	11,137	100.0%
330 West Newberry Road**	1991	11,932	11,932	100.0%	11,932	11,932	100.0%
340 West Newberry Road**	2001	38,113	29,021	76.1%	38,964	29,872	76.7%
21 Griffin Road North (1)	n/a	n/a	n/a	n/a	48,346	48,346	100.0%
5 Waterside Crossing (1)	n/a	n/a	n/a	n/a	80,524	44,254	55.0%
7 Waterside Crossing (1)	n/a	n/a	n/a	n/a	80,520	40,165	49.9%
1936 Blue Hills Avenue (1)	n/a	n/a	n/a	n/a	7,199	7,199	100.0%
Total Office/Flex Portfolio	1988	175,200	124,254	70.9%	392,640	280,069	71.3%

(1) Property was sold in 2021.

**   Included as collateral under INDUS’ revolving line of credit with JPMorgan Chase Bank, N.A. as of January 31, 2022.

Leasing Activity in Developed Properties

In 2021, the net effect of leasing transactions, excluding buildings purchased and sold, was an increase of approximately 431,000 square feet of industrial/logistics space under lease as of December 31, 2021, as compared to December 31, 2020, and a decrease of approximately 17,000 square feet of office/flex space under lease as of December 31, 2021, as compared to December 31, 2020. In 2021, INDUS acquired the following industrial/logistics properties:

Address	Market	Building Square Feet	Leased Square Feet
7800 Tuckaseegee Road	Charlotte, NC	395,520	395,520
2345 Township Road	Charlotte, NC	128,000	128,000
6355 Farm Bureau Road	Allentown, PA	127,500	127,500
2850 Interstate Road	Lakeland, FL	139,500	139,500
7770 Palmetto Commerce Parkway	Charleston, SC	196,540	112,320
		987,060	902,840

INDUS also completed and placed in service 9817 Old Statesville Road, an approximately 141,000 square foot industrial/logistics building on its land parcel in Charlotte, North Carolina that was purchased in 2019. In 2021, INDUS’ total office/flex square footage was reduced when the Company sold four properties totaling approximately 217,000 square feet. Additionally, INDUS sold an approximately 165,000 square foot industrial/logistics building.

In 2020, the net effect of leasing transactions was an increase of approximately 114,000 square feet of industrial/logistics space under lease as of December 31, 2020, as compared to December 31, 2019, and a decrease of approximately 23,000 square feet of office/flex space under lease as of December 31, 2020, as compared to December 31, 2019. In addition, INDUS acquired two industrial/logistics properties in 2020 in Orlando, 3320 Maggie Boulevard and 170 Sunport Lane, totaling approximately 177,000 square feet that were 71.3% leased during the year, adding an additional approximately 126,000 square feet to INDUS’ leased square footage. In 2020, INDUS’ total office/flex square footage was reduced when the Company sold a vacant, approximately 40,000 square foot office/flex building.

Summary of Industrial/Logistics Leasing Trends by Market

As of December 31, 2021, INDUS had 59 unique industrial/logistics leases in its portfolio and its average lease size was 86,141 square feet. A summary of INDUS’ industrial/logistics square footage as of December 31, 2021 and leases in INDUS’ industrial/logistics buildings scheduled to expire during the next three years by market are as follows:

Hartford, CT (Market presence since Company inception)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2021	1,886,000	1,886,000	100%

	2022	2023	2024
Square footage of leases expiring	112,000	206,000	153,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	2%	4%	3%
Number of tenants with leases expiring	3	4	4
Annual rental revenue (including tenant reimbursements) of expiring leases	$650,000	$1,802,000	$1,455,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	2%	4%	3%

Lehigh Valley, PA (Market entered in 2010)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2021	1,443,000	1,443,000	100%

	2022	2023	2024
Square footage of leases expiring	228,000	—	—
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	4%	—%	—%
Number of tenants with leases expiring	1	—	—
Annual rental revenue (including tenant reimbursements) of expiring leases	$1,819,000	$—	$—
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	4%	—%	—%

Charlotte, NC (Market entered in 2017)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2021	1,225,000	1,225,000	100%

	2022	2023	2024
Square footage of leases expiring	—	—	42,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	—%	—%	1%
Number of tenants with leases expiring	—	—	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$—	$222,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	—%	—%	1%

Central FL (Market entered in 2019)

	Square	Square
	Footage	Footage		Percentage
	Owned	Leased		Leased
December 31, 2021	416,000	416,000		100%

	2022	2023		2024
Square footage of leases expiring	—	38,000		141,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	—%	1%		3%
Number of tenants with leases expiring	—	2		3
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$155,000		$433,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	—%	*	%	1%

Charleston, SC (Market entered in 2021)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2021	197,000	112,000	57%

	2022	2023	2024
Square footage of leases expiring	—	—	—
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	—%	—%	—%
Number of tenants with leases expiring	—	—	—
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$—	$—
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	—%	—%	—%

* Less than 1%.

Summary of Office/Flex Leasing Trends by Market

A summary of INDUS’ office/flex square footage as of December 31, 2021 and leases in INDUS’ office/flex buildings scheduled to expire during the next three years are as follows:

Hartford, CT (Owned since Company inception)

	Square		Square
	Footage		Footage		Percentage
	Owned		Leased		Leased
December 31, 2021	175,000		124,000		71%

	2022		2023		2024
Square footage of leases expiring	17,000		10,000		12,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2021	*	%	*	%	*	%
Number of tenants with leases expiring	1		1		2
Annual rental revenue (including tenant reimbursements) of expiring leases	$306,000		$120,000		$178,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2021 rental revenue	1%		*	%	*	%

* Less than 1%.

On March 7, 2022, INDUS announced its intention to sell its remaining office/flex buildings (the “Office/Flex Portfolio”) and fully exit its legacy investment in office properties. The Office/Flex Portfolio is comprised of seven buildings located in Windsor and Bloomfield Connecticut. The Office/Flex Portfolio is approximately 70% leased and includes certain space occupied by INDUS. Additionally, INDUS intends to sell an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and is principally used for storage by INDUS’ property management group.

Developments and Acquisitions

As of December 31, 2021, INDUS owned a total of 68 acres of land for development in the Lehigh Valley of Pennsylvania (the “Chapmans Road Land” and the “American Parkway Land”), Hartford, Connecticut (the “NETP Land”) and in Orlando, Florida (the “Landstar Logistics Land”).

INDUS acquired the Chapmans Road Land totaling approximately 14 acres for approximately $1.9 million in 2019. In 2020, the Company began construction of an approximately 103,000 square foot industrial/logistics building on the Chapmans Road Land, which it expects to deliver in the second quarter of 2022.

In 2021, INDUS acquired the American Parkway Land totaling approximately 23 acres for approximately $4.2 million. In 2021, the Company began sitework and is planning the construction of an approximately 206,000 square foot industrial/logistics building on the American Parkway Land, which it expects to deliver in the second quarter of 2023.

In 2021, INDUS acquired the Landstar Logistics Land totaling approximately 14 acres for approximately $5.7 million. In 2021, the Company began sitework and the construction of two industrial/logistics buildings on the Landstar Logistics Land totaling approximately 195,000 square feet, which it expects to deliver in the third quarter of 2022.

INDUS also began construction in 2021 on the NETP Land of a 67% pre-leased approximately 234,000 square foot industrial/logistics building, which it expects to deliver in the third quarter of 2022.

On August 6, 2021, the Company entered into a Purchase and Sale Agreement (the “Lehigh Valley Purchase Agreement”) to acquire, for a purchase price of approximately $2.2 million before transaction costs, approximately 11 acres of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”). The Company expects to construct an approximately 90,000 square foot industrial/logistics building on the Lehigh Valley Land. A closing under the Lehigh Valley Purchase Agreement, is subject to significant contingencies, including the satisfactory completion of due diligence and INDUS’ receipt of all of the requisite entitlements from local governmental authorities to construct the building. Given these contingencies, it is possible that the land acquisition as contemplated under the Lehigh Valley Purchase Agreement will not be completed under its current terms, or at all.

The following table summarizes INDUS’ current and planned development and acquisition activities as described above:

Project	Market	Type	Estimated Completion	Planned Square Footage
Chapmans Road Land	Lehigh Valley, PA	Speculative Development	Q2 2022	103,000
NETP Land	Hartford, CT	Speculative Development	Q3 2022	234,000
American Parkway Land	Lehigh Valley, PA	Speculative Development	Q2 2023	206,000
Landstar Logistics Land	Orlando, FL	Speculative Development	Q3 2022	195,000
Lehigh Valley Land (1)	Lehigh Valley, PA	Speculative Development	Q3 2023	90,000
Total				828,000
(1)	The closing on the Lehigh Valley Land has not yet taken place.

The total estimated investment in INDUS’ current and planned development and acquisition activities (as shown above) is approximately $92.8 million (inclusive of leasing costs), with approximately $31.0 million spent as of December 31, 2021.

As a part of INDUS’ standard development and acquisition underwriting process, INDUS analyzes the targeted initial full year stabilized Cash NOI yield for each development project and acquisition target and establishes a range of initial full year stabilized Cash NOI yields, which it refers to as “underwritten stabilized Cash NOI yields.” INDUS’ weighted average underwritten stabilized Cash NOI yield from the current and planned development and acquisition activities shown above is expected to range between 6.0% and 6.5%. Underwritten stabilized Cash NOI yields are calculated as a development project’s or acquisition’s initial full year stabilized Cash NOI as a percentage of its estimated total investment, including costs to stabilize the buildings to 95% occupancy (other than in connection with build-to-suit development projects and single tenant properties). INDUS calculates initial full year stabilized Cash NOI for a development project or acquisition by subtracting its estimate of the development project’s or acquisition’s initial full year stabilized operating expenses, real estate taxes and non-cash rental revenue, including straight-line rents (before interest, income taxes, if any, and depreciation and amortization), from its estimate of its initial full year stabilized rental revenue. Actual initial full year stabilized Cash NOI yields may vary from INDUS’ underwritten stabilized Cash NOI yield ranges based on the actual total cost to complete a project or acquire a property and its actual initial full year stabilized Cash NOI. See “Item 1A. “Risk Factors—Risks Related to INDUS’ Business and Properties—The actual initial full year stabilized cash net operating income yields from INDUS’ planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in this Annual Report.”

On August 5, 2021, the Company entered into a Purchase and Sale Agreement (the “Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31.5 million before transaction costs, an under-construction approximately 184,000 square foot industrial/logistics portfolio in Nashville, Tennessee (the “Nashville Acquisition”) being developed on speculation by the seller and, upon completion, will be comprised of two buildings. A closing under the Forward Purchase Agreement, is subject to significant contingencies, including the completion of construction. Given these contingencies, it is possible that the Nashville Acquisition as contemplated under the Forward Purchase Agreement will not be completed under its current terms, or at all.

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

On November 23, 2021, the Company entered into an agreement (the “Charlotte Forward Purchase Agreement”) to acquire, for a purchase price of $21,200, before transaction costs, an approximately 231,000 square foot industrial/logistics building in the Charlotte, North Carolina market to be built by the seller. Closing on the Charlotte Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charlotte Forward Purchase Agreement will be completed under its current terms, or at all.

Subsequent to December 31, 2021, INDUS entered into an agreement (the “Forward Acquisition Agreement”) to acquire, for a purchase price of $28,500, an under-construction, approximately 280,000 square foot industrial/logistics building in Greenville-Spartanburg, South Carolina (the “Greenville-Spartanburg Acquisition”), being developed on speculation by the seller. Closing on the purchase of the Greenville-Spartanburg Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Greenville-Spartanburg Acquisition will be completed under its current terms, or at all.

Land Holdings by State

As of December 31, 2021, INDUS’ undeveloped and developed acreage was as follows:

State	Undeveloped	Developed	Total
Connecticut	920	257	1,177
Florida	14	24	38
Massachusetts	297	-	297
North Carolina	-	129	129
Pennsylvania	37	145	182
South Carolina	-	18	18
Total	1,268	573	1,841

Undeveloped Land Holdings by Category

Development of INDUS’ land is affected by regulatory constraints, traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies. Portions of INDUS’ land holdings in Connecticut are zoned for residential and office uses. The weakness in these markets has adversely affected INDUS, and may continue to do so in the future, by potentially lowering selling prices for land intended for such uses or delaying sales or development of such land.

A breakdown of INDUS’ undeveloped land holdings by category as of December 31, 2021 was as follows:

Category	Land Area (in acres)

Industrial Land Under Development
NETP Land	17
Chapmans Road Land	14
American Parkway Land	23
Landstar Logistics Land	14
Total Industrial Under Development	68

Entitled and/or Planned Industrial Land (a)

267,000 Approved SF in Windsor, CT	27
231,000 Approved SF in Windsor, CT	28
248,000 Planned SF in Windsor, CT	60
Total Entitled and/or Planned Industrial Land	115

Other Developable Industrial	35	(b)
Commercial / Mixed Use Parcels	326	(c)
Residential Parcels	220	(d)
Other Undeveloped Parcels	353	(e)

Agricultural, Wetlands and/or Undevelopable Land	151	(f)

TOTAL UNDEVELOPED LAND BY CATEGORY	1,268

(a)	In Connecticut, INDUS holds entitlements and/or plans (not yet approved) to develop approximately 746,000 square feet of industrial/logistics space on land owned by INDUS. Approximately 248,000 square feet of this is in New England Tradeport, INDUS’ industrial park in Windsor and East Granby, Connecticut. Given certain contingencies, it is possible that INDUS will not be able to develop the entitled square footage or sell the entitled land parcels to a third party for development.

(b)	Represents a parcel located at 11 Goodwin Drive in Windsor, CT which is not planned or entitled, but which management believes may be best suited for industrial/logistics use in the future.
(c)	Includes approximately 90 acres in Bloomfield, CT, 70 acres in Windsor, CT, 75 acres in Simsbury, CT and 91 acres in Southwick MA which INDUS believes may be suitable for commercial or mixed use development projects in the future. However, this land does not have the approvals necessary for such development and INDUS believes that additional infrastructure improvements, which may be significant, may be required as part of any development.
(d)	Includes 206 acres in Southwick, MA and 14 acres in Bloomfield and Windsor, CT that are zoned for residential development but do not have any entitlements.
(e)	Includes several parcels of land that may be suitable for a variety of future uses including residential, commercial or industrial but management is unable to determine the most likely use at this time.
(f)	Represents land in Connecticut which management believes is not suitable for development and is unlikely to be developed either by INDUS or another potential user or buyer.

Dispositions of Non-Core Undeveloped Land and Office/Flex Property

Periodically, INDUS may sell certain portions of its real estate assets that it has owned for an extended time period and the use of which is not consistent with INDUS’ core industrial/logistics acquisition, development and asset management strategy. These sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

In 2021, INDUS completed the sale of one of its industrial/logistics buildings located at 1985 Blue Hills Avenue with two adjacent parcels aggregating approximately 39 acres for gross proceeds of $18.0 million. INDUS also completed the sales of four of its office/flex buildings: 5 Waterside Crossing, 7 Waterside Crossing, 21 Griffin Road North and 1936 Blue Hills Avenue for total proceeds of approximately $5.8 million. Additionally, INDUS sold approximately 1,736 acres of land that currently or were previously leased to third-parties operating nursery farms for $11.3 million in gross proceeds and approximately 334 acres of other undeveloped land for gross proceeds of approximately $7.6 million.

In 2020, INDUS completed the sale of one vacant office/flex building located at 55 Griffin Road South for gross proceeds of $1.4 million. INDUS also completed several sales aggregating approximately 46 acres of undeveloped land for a combined total of $1.7 million in gross proceeds.

Property-Level Financings

As with many companies engaged in real estate investment and development, INDUS holds portions of its real estate portfolio subject to mortgage debt. See Note 6 to INDUS’ consolidated financial statements for information concerning the mortgage loans associated with INDUS’ properties. As of December 31, 2021, several of INDUS’ industrial/logistics buildings were mortgaged for a total of $145.7 million. INDUS also holds a construction loan against one of its industrial/logistics buildings in Charlotte, North Carolina for $26.3 million as of December 31, 2021.

As of December 31, 2021, INDUS had borrowing capacity of $91.5 million under its $100 million revolving line of credit which was secured by fourteen of INDUS’ industrial/logistics properties. As of December 31, 2021, there have been no borrowings under the revolving line of credit, however, it secures certain unused standby letters of credit aggregating $3.0 million that are related to INDUS’ development activities.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, INDUS is involved, as a defendant, in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to INDUS’ financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

INDUS’ common stock is traded on The Nasdaq Stock Market LLC under the symbol INDT (previously GRIF). As of March 8, 2022, there were 149 holders of record of INDUS common stock, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees and the closing market price as quoted on The Nasdaq Stock Market LLC on such date was $73.18 per share.

Dividend Policy

In conjunction with its conversion to a REIT, on January 13, 2021, INDUS announced a special dividend to distribute the Company’s accumulated earnings and profits (the “E&P Distribution”) based on the Company’s taxable income through December 31, 2020. The E&P Distribution was approximately $9,037,000 or $1.60 per share, paid on March 8, 2021, to holders of record as of January 22, 2021. Shareholders had the opportunity to elect to receive the E&P Distribution in the form of cash or additional shares of common stock, subject to a limit of $3,398,000 of cash.

To maintain qualification as a REIT, beginning with the 2021 tax year, INDUS must make distributions to shareholders of at least 90% of its annual taxable income (not including net capital gains, if any). INDUS’ dividend policy is determined by the Board of Directors and is dependent on multiple factors including actual and anticipated cash flow from operations, capital expenditure requirements, the company’s financial condition including debt service obligations, and ensuring that the Company meets the minimum distribution requirements under the REIT provisions of the Internal Revenue Code, among other factors considered by the Board of Directors.

For the year ended December 31, 2021, 66.6% of dividends paid to the Company’s shareholders was classified as ordinary income for Federal Income Tax purposes and 33.4% was classified as a return of capital. No dividends were paid to shareholders for the year ended December 31, 2020.

ITEM 6. [RESERVED].

N

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the " Forward-Looking Statements" and "Risk Factors" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In November 2020, in connection with the anticipated election to become a REIT, the Company changed its fiscal year end from November 30 to December 31, effective beginning with the year that began January 1, 2021 and ended on December 31, 2021. As a result of the change in fiscal year, there was a one-month transition period beginning on December 1, 2020 and ending on December 31, 2020 (the “Transition Period”), the results of which are reported in this Annual Report on Form 10-K to be filed for the year ended December 31, 2021.

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

Summary

In the year ended December 31, 2021 the Company recorded net income of approximately $14.1 million as compared to a net loss of approximately $10.5 million in the prior year. The increase in net income was primarily attributable to growth in rental revenues of approximately 12.5% to $42.3 million as compared to the prior year as well as gains on sale of non-core properties and land for a net gain on sale of real estate of $24.8 million as compared to net gain on sale of real estate of $2.3 million in the prior year.

In 2021, highlights of INDUS operating, investing and financing activities are as follows:

●	Acquired five industrial/logistics properties comprised of 987,060 square feet for an aggregate purchase price of $115.7 million. These properties were 91.5% leased at December 31, 2021.

●	Purchased 37 acres of land for an aggregate purchase price of $9.9 million for development of approximately 401,000 square feet of industrial/logistics properties.

●	Placed in service a 141,000 square foot industrial/logistics building in Charlotte on a 44 acre site (the “Charlotte Build-to-Suit). The Charlotte Build-to-Suit was 100% leased at December 31, 2021.

●	Sold several non-core properties and land parcels for total gross proceeds of $42.3 million and redeployed the capital into INDUS’ industrial/logistics portfolio.

●	Raised approximately $261.5 million in two equity offerings in March and October of 2021.

●	Entered into a new revolving credit agreement of $100.0 million which has a three-year term with two one-year extension options. The revolving credit agreement can be expanded up to $250.0 million. The new revolving credit agreement replaced a $35.0 million credit line.

●	Obtained construction financing of $26.3 million for the Charlotte Build-to-Suit.

●	Paid off $17.1 million in mortgage loans payable.

●	Completed the Company’s transition to a REIT and paid a special distribution of $1.99 per share to shareholders including $1.60 per share representing the Company’s accumulated earnings and profits prior to its REIT election.

●	Commenced a quarterly dividend of $0.15 per share and in December 2021, increased our dividend by 6.7% to $0.16 per share in the fourth quarter of 2021.

The Company’s net income increased to $14.1 million for the year ended December 31, 2021 from a net loss of $10.5 million for the year ended December 31, 2020. The increase in net income was primarily attributable to the Company’s acquisition of five industrial/logistics properties during the year ended December 31, 2021, as well as the completion of the Charlotte Build-To-Suit. The Company’s net operating income from its properties (“NOI”), which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to $31.0 million for the year ended December 31, 2021 from approximately $27.3 million for the year ended December 31, 2020. The increase in NOI was primarily attributable to the Company’s acquisition of five industrial/logistics properties during the year ended December 31, 2021, as well as the completion of the Charlotte Build-To-Suit. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020, as recast to conform to our current year calendar, and the month ended December 31, 2020, along with comparable unaudited data for the month ended December 31, 2019.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Net income for the year ended December 31, 2021 was $14.1 million as compared to a net loss of approximately $10.5 million for the year ended December 31, 2020.

Rental Revenues

Rental revenue was $42.3 million and $37.7 million for the years ended December 31, 2021 and 2020, respectively. The $4.6 million increase in rental revenue was due to rental revenue of $1.9 million generated from properties acquired in 2021, $0.7 million from the Charlotte Build-to-suit placed in service in October 2021, and $0.9 million from leases of first-generation space that commenced during 2021. The remainder of the increase was related to leases executed in the prior year whereby a full year of rental revenue was recorded in 2021 as well as smaller rent changes from existing tenants.

Summaries of the total square footage and leased square footage of the Company’s industrial/logistics properties and the Company’s total real estate portfolio are as follows:

	Total	Leased
	Square	Square	Percentage
Industrial/Logistics Properties	Footage	Footage	Leased
As of December 31, 2020	4,206,000	3,972,000	94.5%
Buildings acquired	987,000	705,000
Building constructed	141,000	141,000
Building sold	(165,000)	(165,000)
Leasing of first generation space (1)	—	426,000
Leasing of second generation space (2)	—	120,000
Leases expired	—	(115,000)
Remeasurements	(2,000)	(2,000)
As of December 31, 2021	5,167,000	5,082,000	98.4%

Total Portfolio
As of December 31, 2020	4,599,000	4,252,000	92.5%
Buildings acquired	987,000	705,000
Building constructed	141,000	141,000
Building sold	(382,000)	(303,000)
Leasing of first generation space	—	426,000
Leasing of second generation space	—	143,000
Leases expired	—	(155,000)
Remeasurements	(3,000)	(3,000)
As of December 31, 2021	5,342,000	5,206,000	97.5%
(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)
	2021	2020	Change
Operating expenses of rental properties	$ 5,003	$ 4,680	$ 323
Real estate taxes	6,293	5,636	657
Depreciation and amortization expense	15,352	13,686	1,666
General and administrative expenses	11,816	10,503	1,313

The increase in operating expenses of rental properties, real estate taxes and depreciation and amortization expense is due to the increase in INDUS’ total square footage to approximately 5,342,000 square feet as of December 31, 2021 as compared to approximately 4,599,000 as of December 31, 2020. The growth in the Company’s portfolio is attributable to the purchase of industrial/logistics properties during 2021 and completion of the Charlotte Build-to-Suit placed in service in October 2021.

General and administrative expenses increased to approximately $11.8 million for the year ended December 31, 2021 from approximately $10.5 million for the year ended December 31, 2020. The increase of approximately $1.3 million in general and administrative expenses in 2021, as compared to 2020 was primarily attributable to additional costs related to the growth of the Company which principally reflected approximately $2.1 million of additional compensation costs due to higher employee headcount and higher incentive compensation expense and $0.3 million of incremental legal, audit and tax preparation fees. The increase in employee related costs in 2021 were partially offset by a reduction of approximately $1.3 million of costs in 2021 as compared to 2020 related to the Company’s decision to convert to a REIT.

NOI and NOI on a cash basis

The Company’s NOI and NOI on a cash basis (“Cash NOI”) for industrial/logistics properties (“Cash NOI of Industrial/Logistics Properties”)1 and for its total real estate portfolio for 2021 and 2020 were as follows:

	Industrial/Logistics Properties		Total Portfolio
(dollars in thousands)	2021	2020	2021	2020
Rental revenue	$ 36,904	$ 31,507	$ 42,339	$ 37,650
Operating expenses of rental properties	(3,135)	(2,695)	(5,003)	(4,680)
Real estate taxes	(5,549)	(4,779)	(6,293)	(5,636)
NOI	28,220	24,033	31,043	27,334
Noncash rental revenue including
straight-line rents	(2,375)	(2,272)	(2,617)	(2,696)
Cash NOI	$ 25,845	$ 21,761	$ 28,426	$ 24,638

Other income (expense)

(dollars in thousands)
	2021	2020	Change
Gain on sales of real estate	$ 24,758	$ 2,329	$ 22,429
Interest expense	(6,877)	(7,294)	417
Impairment of real estate assets	(3,000)	(2,085)	(915)
Change in fair value of financial instruments	(2,746)	(3,189)	443
Loss on early extinguishment of debt	(2,114)	-	(2,114)
Investment and other income (expense)	274	(235)	509
Income tax expense	(26)	(3,152)	3,126
Total other income (expense)	$ 10,269	($ 13,626)	$ 23,895

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

Gain on sales of real estate were $24.8 million and $2.3 million for the year ended December 31, 2021 and 2020, respectively. In 2021, approximately $13.3 million of the gain on sale was from the sale of 1985 Blue Hills Avenue and adjacent undeveloped land parcels and $9.3 million of the gain was recorded on the sale of the Connecticut Farm previously used by Imperial Nurseries, Inc. The remainder of the gain on sale of real estate in 2021 was from several smaller sales of non-core properties and undeveloped land. In 2020, approximately $1.0 million of that gain was from the sale of 55 GRS for net cash proceeds, after transaction costs, of approximately $1.3 million. The remaining $1.3 million of the gain on sales of real estate assets in 2020 was from several sales of undeveloped land. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

Interest expense decreased to approximately $6.9 million in 2021 from approximately $7.3 million in 2020 which principally reflected an increase of $1.0 million in capitalized interest related to the increase in construction and development activities during 2021, primarily related to the Charlotte Build-to-Suit placed in service in October 2021. The reduction in interest expense attributable to capitalized interest was partially offset by additional interest expense related to a slightly higher overall mortgage and construction loan balance for 2021 as compared to the prior year.

INDUS recorded impairment losses of $3.0 million and $2.1 million for the years ended December 31, 2021 and 2020 respectively, to reduce the carrying value of 5 and 7 Waterside Crossing, two multi-story office buildings located in Windsor, Connecticut. The office buildings were sold in November 2021.

Change in fair value of financial instruments for the year ended December 31, 2021 and 2020 reflects charges of $2.7 million and $3.2 million, respectively, for the change in fair value of the Warrant (as defined below) and CVR liability (as defined below) issued pursuant to a Securities Purchase Agreement by and between the Company and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Management LLC (f/k/a Cambiar Management LLC) through its expiration on August 24, 2021. On August 24, 2020, INDUS: (i) sold 504,590 shares of its Common Stock; and (ii) issued a warrant (the “Warrant”) to Conversant to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds of approximately $27.2 million, before expenses of approximately $0.4 million. The Warrant contained a cash settlement provision and, accordingly, was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the Warrant’s cash settlement provision expired and the fair value of the Warrant as of that date was reclassified into stockholders’ equity. On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “CVRA”), pursuant to which Conversant was entitled to a one-time cash payment (“CVR”) in the event that INDUS’ volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement was less than the purchase price paid by Conversant in respect of each common share, subject to adjustment as described therein. The CVR liability was also reflected at its fair value on the Company’s consolidated balance sheet through the time the CVR liability expired on August 25, 2021. There were no payments made under the CVR liability through its expiration.

For the year ended December 31, 2021, INDUS recorded a loss of $2.1 million related to the early extinguishment of debt related to the payoff of three mortgage loans associated with properties sold in 2021. There was no loss on early extinguishment of debt recorded in the prior year.

INDUS recorded investment and other income in 2021 of $0.3 million as compared to an expense of $0.2 million in the prior year which was primarily related to interest income on a higher overall cash balance maintained in 2021 as a result of net proceeds from the two equity raises completed by the Company.

The Company recorded income tax expense of approximately $3.2 million for the year ended December 31, 2020 which reflected the derecognition of the Company’s deferred tax assets and deferred tax liabilities related to the Company’s election to be taxed as a REIT beginning January 1, 2021. Income tax expense for the year ended December 31, 2021 was limited to federal income taxes on the Company’s taxable REIT subsidiary.

Transition Period

Net income for December 2020 was approximately $2.0 million, as compared to a net loss of approximately $0.3 million in December 2019. Net income in December 2020, included approximately $2.8 million from the change in fair value of derivative instruments along with an approximately $0.3 million increase in rental revenue partially offset by an additional general and administrative expenses as compared to December 2019.

Rental revenue was $3.3 million and $3.1 million for December 31, 2020 and 2019, respectively.

Total operating expenses were $3.3 million and $2.8 million for December 31, 2020 and 2019, respectively. The increase in operating expenses was primarily related to an increase of $0.5 million in general and administrative expenses including additional legal fees related to the Company’s conversion to a REIT, partially offset by a reduction on property operating costs related to higher snow removal costs in December 2019.

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

Certain of these measures may be calculated based on or substantially in accordance with definitions set forth by The National Association of Real Estate Investment Trusts (“Nareit”). Nareit is widely recognized as a representative organization for REITs and real estate companies with an interest in U.S. real estate. Nareit’s members are REITs and other real estate companies throughout the world that own, operate, and finance income-producing real estate, as well as those firms and individuals who advise, study, and service those businesses. For the year prior to the Company’s conversion to a REIT, the Company further adjusts Nareit definitions to remove the impact of the income tax provision in order to enhance the comparability of the Company’s performance prior to its conversion to a REIT with its performance following its conversion to a REIT.

NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties

NOI is a non-GAAP measure that includes the rental revenue, operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI as a supplemental performance measure because, in excluding gains (or losses) on the sale of real estate assets, real estate depreciation and amortization expense, general and administrative expenses, interest expense, impairment losses, change in fair value of financial instruments, losses on early extinguishment of debt, investment and other income, other expense and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believe that NOI will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI in a similar manner and, as such, the Company’s NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of the Company’s performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI, Cash NOI, NOI of Industrial/Logistics Properties and Cash NOI of Industrial/Logistics Properties to net income (loss) as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	Year Ended December 31,
	2021	2020
Net income (loss)	$ 14,144	($ 10,481)
Income tax provision	26	3,152
Pretax income (loss)	14,170	(7,329)
Exclude:
Gain on sales of real estate assets	(24,758)	(2,329)
Depreciation and amortization expense	15,352	13,686
General and administrative expenses	11,816	10,503
Interest expense	6,877	7,294
Impairment loss	3,000	2,085
Change in fair value of financial instruments	2,746	3,189
Losses on early extinguishment of debt	2,114	-
Investment and other income	(260)	(46)
Other expense	(14)	281
NOI	31,043	27,334
Noncash rental revenue including straight-line rents	(2,617)	(2,696)
Cash NOI	$ 28,426	$ 24,638

NOI	$ 31,043	$ 27,334
Exclude:
Rental revenue from non-industrial/logistics properties	(5,435)	(6,143)
Operating expenses of non-industrial/logistics properties	1,868	1,985
Real estate taxes of non-industrial/logistics properties	744	857
NOI of Industrial/Logistics Properties	28,220	24,033
Noncash rental revenue including straight-line rents of industrial/logistics properties	(2,375)	(2,272)
Cash NOI of Industrial/Logistics Properties	$ 25,845	$ 21,761

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

The Company defines FFO as Nareit FFO, plus an adjustment to remove the impact of the income tax provision for the year ended December 31, 2021, which was prior to the Company’s conversion to a REIT and believes including this adjustment enhances the comparability of the Company’s results for periods prior to this tax election. The Company believes it is useful to investors to have enhanced transparency into the way in which its management evaluates operating performance to prior comparable periods and with that of other REITs.

Core Funds from Operations

The Company defines Core FFO as FFO excluding (a) costs related to the conversion to a REIT, (b) expense related to the performance of the non-qualified deferred compensation plan; (c) change in fair value of financial instruments, and (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments.

Cash Core Funds from Operations

The Company defines Cash Core FFO as Core FFO less (a) non-cash rental revenue including straight-line rents, plus (b) amortization of debt issuance costs, (c) non-cash compensation expenses included in general and administrative expenses and (d) non-real estate depreciation and amortization expense.

Adjusted Funds from Operations

The Company defines Adjusted FFO as Cash Core FFO less (a) tenant improvements and leasing commissions of second generation space and (b) maintenance capital expenditures needed to maintain the Company’s existing buildings.

Below is a reconciliation of FFO, Core FFO, Cash Core FFO and Adjusted FFO to net income (loss) as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	Year Ended December 31,
	2021	2020
Net income (loss)	$ 14,144	($ 10,481)
Exclude:
Depreciation and amortization expense	15,352	13,686
Non-real estate depreciation and amortization expense	(88)	(68)
Gain on sales of real estate assets	(24,758)	(2,329)
Impairment loss	3,000	2,085
Income tax provision	-	3,152
FFO	7,650	6,045
Exclude:
General and administrative expenses related to REIT conversion (1)	470	1,796
Amortization of terminated swap agreement	66	-
General and administrative expenses related to non-qualified deferred compensation plan performance	686	556
Losses on debt extinguishment	2,114	-
Change in fair value of financial instruments	2,746	3,189
Core FFO	13,732	11,586
Exclude:
Noncash rental revenue including straight-line rents	(2,617)	(2,696)
Amortization of debt issuance costs	1,047	452
Noncash compensation expenses	1,110	532
Non-real estate depreciation and amortization expense	88	68
Cash Core FFO	13,360	9,942
Tenant improvements and leasing commissions (2nd generation space)	(2,330)	(4,074)
Maintenance capital expenditures	(1,158)	(881)
Adjusted FFO	$ 9,872	$ 4,987

(1)	For the years ended December 31, 2021 and 2020, includes legal fees of $203 and $1,477, respectively, and consulting costs related to accounting, compensation and recruitment of personnel of $267 and $319, respectively.

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines Adjusted EBITDAre as EBITDAre plus (a) general and administrative expenses related to the REIT Conversion, (b) non-cash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses, (c) change in fair value of financial instruments, (d) gains or losses on the extinguishment of debt or derivative instruments and (e) amortization of terminated swap agreements.

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre is as follows:

(dollars in thousands)	Year Ended December 31,
	2021	2020
Net income (loss)	$ 14,144	($ 10,481)

Interest expense	6,877	7,294
Depreciation and amortization expense	15,352	13,686
Gain on sales of real estate assets	(24,758)	(2,329)
Impairment loss	3,000	2,085
Income tax provision	26	3,152
EBITDAre	14,641	13,407

General and administrative expenses related to REIT conversion (1)	470	1,796
Noncash compensation expenses	1,796	1,088
Change in fair value of financial instruments	2,746	3,189
Losses on debt extinguishment	2,114	-
Amortization of terminated swap agreement	66	-
Adjusted EBITDAre	$ 21,833	$ 19,480

(1)	For the years ended December 31, 2021 and 2020, includes legal fees of $203 and $1,477, respectively, and consulting costs related to accounting, compensation and recruitment of personnel of $267 and $319, respectively.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash and cash equivalents and restricted cash of approximately $150.3 million and $10.6 million, respectively. Restricted cash is comprised of reserves for real estate taxes as required by certain mortgage note obligations as well as proceeds from property sales held by a qualified intermediary to be used for a tax deferred 1031 Like-Kind Exchange. The Company also has a borrowing base of $91.5 million of its $100.0 million Revolving Credit Agreement as of December 31, 2021. There have been no borrowings under the Revolving Credit Agreement, however, it secures certain unused standby letters of credit aggregating approximately $3.0 million that are related to INDUS’ development activities.

Net cash provided by operating activities increased by approximately $1.2 million to $10.9 million as of December 31, 2021 as compared to $9.7 million of net cash provided by operating activities for the year ended December 31, 2020. The increase reflects an increase in net operating income of approximately $3.7 million, offset by an increase in general and administrative costs of $1.3 million and an approximately $1.2 million increase in other assets and liabilities.

Net cash used in investing activities was approximately $144.0 million as of December 31, 2021 as compared to approximately $22.1 million as of December 31, 2020. The increase in the use of cash for investing activities reflected an increase of $149.2 million related to the acquisition and development of real estate including the Charlotte Build-to-Suit placed in service in October 2021 and deposits of $9.4 million made in connection with future building and land acquisitions. These increases were offset by additional cash proceeds from sales of real estate of $39.2 million.

Net cash provided by financing activities increased by $225.2 million to $263.4 million as of December 31, 2021 as compared to $38.2 million as of December 31, 2020. The increase in cash provided by financing activities was primarily due to $234.2 million related to the net proceeds from the issuance of 4,370,277 shares of common stock, offset primarily by a decrease of $5.7 million related to dividends paid to shareholders including the cash portion of the E&P distribution made in connection with the Company’s REIT election and a decrease of $10.7 million related to net repayments of mortgage loans including associated debt issuance costs and termination of interest rate swap agreements.

Acquisitions and Dispositions

For a description of our acquisitions and dispositions of real estate assets during the periods covered by this Annual Report on Form 10-K, see Note 4, “Real Estate Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including common stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced upon the effective date of the Universal Shelf. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’ operations. It is possible that the Company will not obtain additional capital under the Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact the Company” and “Risk Factors-Risks Related to the Company’s Common Stock-Issuances or sales of the Company’s Common Stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of the Company’s Common Stock” included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same price. INDUS received net proceeds of $108.7 million, after expenses, from the aggregate of 1,927,049 shares issued on March 5, 2021, and March 15, 2021. The Company has used the proceeds from the issuance of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes.

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including Common Stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that commenced on August 10, 2021. Under the Updated Universal Shelf, which adds debt securities of the Company and of INDUS RT, LP that the Universal Shelf did not include, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’ operations.

Effective September 1, 2021, the Company’s Board of Directors approved the establishment of an “at the market” equity issuance program (“ATM Program”), pursuant to which the Company may offer and sell Common Stock with an aggregate gross sales price of up to $100 million. There have not been any issuances of Common Stock under the ATM Program.

On October 8, 2021, INDUS completed an underwritten public offering of 2,150,000 shares of its Common Stock under its Updated Universal Shelf at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of Common Stock from INDUS at the same price. INDUS received net proceeds of $152.8 million, after expenses, from the aggregate of 2,443,228 shares issued on October 8, 2021, and October 22, 2021. The Company is using the proceeds from this issuance of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes.

As of December 31, 2021, the Company had approximately $223 million available for issuance under its Updated Universal Shelf.

Debt

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan Chase Bank N.A. (“JPMorgan”) to provide a portion of the funds for the development costs of the Charlotte Build-to-Suit. Total borrowings under the 2021 JPM Construction Loan will be the lesser of $28.4 million or 67.5% of the total cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Interest under the 2021 JPM Construction Loan, to be adjusted monthly, is one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit and commencement of rental payments by the tenant in the Charlotte Build-to-Suit. As of December 31, 2021, approximately $26.3 million was outstanding under the 2021 JPM Construction Loan.

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100 million (the “New Credit Facility”) with several banks that replaced the Company’s then-existing $35 million Revolving Credit Line and $15 million line of credit for acquisitions (the “Acquisition Credit Line”) with Webster Bank that were both scheduled to expire on September 30, 2021. The New Credit Facility has a three-year term with two one-year extensions at the Company’s option. The New Credit Facility also includes an uncommitted incremental facility that would enable the New Credit Facility to be increased up to $250 million in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage. Based on the Company’s current leverage, the initial annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its former Revolving Credit Line and former Acquisition Credit Line, respectively, with Webster Bank immediately prior to entering into the New Credit Facility. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319.1 million plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30 million through December 30, 2022, (b) $50 million from December 31, 2022 through December 30, 2023, and (c) $100 million on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023. As of December 31, 2021, the Company was in compliance with the covenants of the New Credit Facility. Based on the collateral in place as of December 31, 2021, $91.5 million could be borrowed under the New Credit Facility. There have been no borrowings outstanding under the New Credit Facility to date, however, the New Credit Facility secures certain unused standby letters of credit aggregating approximately $3.0 million that are related to INDUS’ development activities.

For additional information regarding the Company’s mortgage loans, see Note 6, “Mortgage Loans, Construction Loan and Interest Rate Swap” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Requirements

The Company plans to continue to expand its real estate business, including acquisition and development of additional industrial/logistics properties and/or undeveloped land parcels in select supply-constrained and high-growth markets in the United States. The Company will also incur expenditures for tenant improvements as new leases and lease renewals are signed. The total estimated investment in INDUS’ current and planned development and acquisition activities is approximately $92.8 million (inclusive of estimated leasing costs), with approximately $31.0 million spent as of December 31, 2021.

For a description of our contractual obligations, including our agreement to purchase an under-construction, approximately 184,000 square foot industrial/logistics portfolio in Nashville, Tennessee, lease payments and other purchase obligations, see Note 9, “Leases” and Note 11, “Commitments and Contingencies” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The Company believes its short-term liquidity needs, including its current and planned development and acquisition activities and payment of regular dividends on its common stock, when and if declared by the Board of Directors, will be met with cash on hand and restricted cash, cash flows generated from operations and financing activities including available borrowing under the $100.0 million revolving credit agreement.

The Company expects to meet long-term liquidity requirements such as additional property acquisitions and developments, non-recurring capital expenditures, and scheduled debt maturities through the potential issuance of long-term unsecured and secured indebtedness, additional sale of non-core real estate assets and issuance of additional equity or debt securities, subject to market conditions.

It is possible that the Company will not obtain additional capital under the updated Universal Shelf on favorable terms, or at all. See “Risk Factors-Risks Related to the Real Estate Industry-Volatility in the capital and credit markets could materially adversely impact the Company” and “Risk Factors-Risks Related to the Company’s Common Stock-Issuances or sales of the Company’s Common Stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of the Company’s Common Stock” included in Part I, Item 1A “Risk Factors” of this Annual Report.

Critical Accounting Estimates

The following are the critical accounting estimates and methods used by the Company:

Acquisitions of Real Estate Assets: The Company allocates the purchase price of acquired real estate based upon the relative fair value of the assets acquired and liabilities assumed, which generally consists of land and improvements, buildings and improvements, and related lease intangibles.  The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Lease intangibles which include acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases.

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

Environmental, Social and Governance Matters

INDUS is committed to building a more sustainable future through a variety of environmental, social, and corporate governance (“ESG”) initiatives. INDUS expects to grow its business, operate its buildings, and develop properties in a way that benefits the communities in which the Company operates while also benefiting tenants, investors, and employees. Each of the Company’s efforts in the environmental, social and governance categories are guided by specific committees of the Board of Directors, including a Sustainability Committee (focused on environmental initiatives), a Compensation and Human Capital Committee (focused on social initiatives), and a Nominating and Corporate Governance Committee (focused on responsible governance practices). The Company’s efforts are further supported by an internal ESG Committee comprised of representatives from across the business.

Environmental. The Company formalized policies and initiatives related to sustainability. In 2021, INDUS onboarded an environmental data management system to track historical and ongoing energy and utility metrics across its portfolio. INDUS intends to utilize this data collection to encourage conversations around building efficiency both internally as the Company expands its portfolio and develops new properties, as well as externally with its tenants. Internally, INDUS has adopted a Sustainable Construction & Development Policy to set new targets for best practices in sustainable design for future developments, such as 100% LED lighting, roof capacity for solar panels, and installations of electric vehicle charging stations. Externally, INDUS will seek to work with tenants to enhance data collection of tenant-occupied spaces, encourage tenants to upgrade to LED lighting and ensure that its properties are efficiently managed.

Social. In addition to the Company’s environmental initiatives, the Company is committed to being of service to the communities in which it operates. This includes encouraging employees to participate in volunteer and community activities of their choosing, which INDUS facilitates by providing each employee annual paid time off to do so. Additionally, INDUS offers a charitable contribution matching program to support charities that are of importance to its employees. The Company has also promoted diversity in hiring and, as of December 31, 2021, has received 100% employee participation in its training programs focused on diversity, equity and inclusion. As a testament to the Company’s commitment to diversity, as of December 31, 2021, 22% of the Company’s board members were female and approximately 42% of the Company’s corporate office employees were female.

Governance. Thoughtful corporate governance and stakeholder engagement is paramount to INDUS and serves as the foundation for positive and long-term relationships with the Company’s constituents, including investors, partners, tenants, employees, and our local communities. As such, the Company and its employees, officers, directors, vendors and suppliers are all expected to abide by formal governance documents and ethical policies that the Company has made available on the Investors section of its website at ir.indusrt.com. These include a Code of Business Conduct and Ethics, a Sustainable Construction & Development Policy, a Supplier & Vendor Code of Conduct and a Human Rights Policy. The Company’s policies encourage honesty, accountability, integrity and mutual respect, and also offer safe communication channels for handling ethical issues and concerns.

In October 2018, the Sustainability Accounting Standards Board (“SASB”) issued the Real Estate Owners, Developers and Investment Trusts Sustainability Accounting Standards. Below is a chart showing the Company’s information for the applicable metrics.

Accounting Metric	Code	Unit of Measure	Disclosure
Energy Management
Description of how building energy management considerations are integrated into property investment analysis and operational strategy	IF-RE-130a.5	n/a

We integrate energy usage reduction measures on all new developments including 100% LED lighting for new developments, clerestory windows to maximize exposure to daylight and, where applicable, white roof decks in warm weather climate zones to maximize efficiency of heating & cooling systems. All new construction beginning in 2022 will also focus on renewable energy opportunities and will feature roofing with additional load capacity to accommodate solar panel installation.

Energy consumption data coverage as a percentage of total floor area, by property subsector	IF-RE-130a.1	Percentage (%) by floor area

INDUS onboarded an environmental data management system in 2021 to track historical and ongoing energy data at its properties. Given the predominance of triple net leases in the Company's portfolio, the data that INDUS was able to collect in 2021 is limited to landlord-controlled meters and optional tenant participation in data collection. As such, INDUS had electrical data coverage of approximately 2.2% of its industrial/logistics square footage. For INDUS' office/flex portfolio, it had 57.2% electrical data coverage and 100% gas data coverage as of December 31, 2021.

Water Management
Description of water management risks and discussion of strategies and practices to mitigate those risks	IF-RE-140a.4	n/a

We integrate water reduction measures on all new developments, including International Building Code toilets, urinals, faucets and showerheads, where applicable, xeriscaping to minimize or eliminate the need for irrigation, and water usage monitoring, where available and appropriate. Additionally, where irrigation is required, INDUS will use onsite stormwater detention as a water source for its irrigation systems to enhance groundwater recharging. In a manner best replicating natural site hydrology processes, INDUS also manages the on-site runoff from developed sites for a high percentile of regional or local rainfall events using low-impact development and green infrastructure.

Management of Tenant Sustainability Impacts
(1) Percentage of new leases that contain a cost recovery clause for resource efficiency related capital improvements and (2) associated leased floor area, by property subsector	IF-RE-410a.1	Percentage (%) by floor area, Square feet (ft2)

INDUS recently adopted a change to its form leases to contain a cost recovery clause for resource efficiency related capital improvements and required landlord access to tenant energy consumption data. There have been no leases executed subsequent to this change and accordingly none of the Company's floor area was covered by these clauses as of December 31, 2021.

Description of approach to measuring, incentivizing, and improving sustainability impacts of tenants	IF-RE-410a.3	n/a

INDUS responds quickly to tenant needs, actively manages its portfolio and proactively assists its tenants’ energy saving efforts by:
• Choosing energy and water-efficient designs and equipment for our properties including LED lighting and motion activated systems.
• Inviting tenants to participate in the Company’s environmental data management platform to understand energy use of their buildings (including the ability to understand performance benchmarks from Energy Star Portfolio Manager).

Climate Change Adaptation
Description of climate change risk exposure analysis, degree of systematic portfolio exposure, and strategies for mitigating risks	IF-RE-450a.2	n/a

The Company engaged a third party to provide an assessment of the physical climate risks and opportunities in its industrial/logistics portfolio. Based on climate models and environmental datasets, the assessment analyzed and scored each property across the following seven risk factors/hazards: earthquakes, floods, heat stress, water stress, hurricanes & typhoons, sea level rise, and wildfires. Each property in the Company’s portfolio received a score from 0-100 (percentile) for each hazard and was assigned a risk threshold, ranging from “no risk” to "red flag,” based on the score.
For all properties included in the Company’s industrial/logistics portfolio as of December 31, 2021, there was no single asset that scored above the 52nd percentile for average combined risk exposure across all risk/hazard categories. On a consolidated basis, the Company's industrial/logistics portfolio was considered to have no to low risk in the categories of sea level rise, earthquakes and flooding, and only a medium level of risk in the remaining categories of water stress, heat stress, wildfires and hurricanes & typhoons.
In order to mitigate financial risks from climate change, INDUS maintains comprehensive insurance coverage specific to each property’s unique risks. Additionally, INDUS employs best practices in sustainable design in all of its new developments with the goal of: (i) improving energy efficiency in order to manage heightened energy demand associated with extreme heat and temperatures, as well as (ii) reducing water demand (see Water Management topic above) to prepare for the likely increased exposure to water stress over time.

Some of the statements contained in this section, and some of our ESG commitments and efforts, rely on third-party actions, information and projections, and INDUS does not, and does not undertake to, perform independent verification or audits of these parties actions, information and projections. Although we have referenced certain of our

ESG-related policies and disclosures contained in our website in this section, none of those policies or disclosures are incorporated by reference into this Form 10-K or any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. While certain matters discussed in this section and in the ESG section of our website may be significant, any significance should not be read as necessarily rising to the level of materiality used for the purposes of our compliance with or reporting pursuant to the U.S. federal securities laws and regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate assets at cost, net	$394,166	$242,321
Cash and cash equivalents	150,263	28,124
Restricted cash	10,644	2,551
Real estate assets held for sale, net	—	6,802
Other assets	35,573	19,586
Total assets	$590,646	$299,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$169,818	$160,655
Deferred revenue	7,985	9,586
Accounts payable and accrued liabilities	9,738	3,669
Dividends payable	1,629	—
Warrant liability	—	8,790
Other liabilities	15,399	17,567
Total liabilities	204,569	200,267
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 authorized, 10,183,730 shares issued and outstanding, and 10,000,000 shares authorized, 5,663,040 shares issued and outstanding, respectively	102	57
Additional paid-in capital	399,754	116,732
Accumulated deficit	(10,869)	(9,817)
Accumulated other comprehensive loss	(2,910)	(7,855)
Total stockholders' equity	386,077	99,117
Total liabilities and stockholders' equity	$590,646	$299,384

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Rental revenue	$42,339	$37,650	$3,345

Expenses:
Operating expenses of rental properties	5,003	4,680	497
Real estate taxes	6,293	5,636	482
Depreciation and amortization expense	15,352	13,686	1,122
General and administrative expenses	11,816	10,503	1,172
Total expenses	38,464	34,505	3,273

Other income (expense):
Gain on sales of real estate assets	24,758	2,329	—
Interest expense	(6,877)	(7,294)	(602)
Impairment of real estate assets	(3,000)	(2,085)	—
Change in fair value of financial instruments	(2,746)	(3,189)	2,785
Losses on early extinguishment of debt	(2,114)	—	—
Investment and other income	260	46	7
Other expense	14	(281)	(281)
	10,295	(10,474)	1,909

Income (loss) before income taxes	14,170	(7,329)	1,981
Income tax expense	(26)	(3,152)	—
Net income (loss)	$14,144	$(10,481)	$1,981

Basic net income (loss) per common share	$1.79	$(1.97)	$0.35

Diluted net income (loss) per common share	$1.75	$(1.97)	$0.34

Weighted average shares outstanding - basic	7,908	5,309	5,663
Weighted average shares outstanding - diluted	8,081	5,309	5,844

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Net income (loss)	$14,144	$(10,481)	$1,981

Other comprehensive income (loss):
Reclassifications included in net income (loss)	2,082	1,246	182
Unrealized gain (loss) on cash flow hedges	2,863	(6,561)	14
Total other comprehensive income (loss)	4,945	(5,315)	196
Total comprehensive income (loss)	$19,089	$(15,796)	$2,177

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at December 31, 2019	5,668,043	$57	$113,275	$664	$(2,540)	$(20,329)	$91,127
Exercise of stock options, including shares tendered related to stock options exercised	54,930	1	1,569	—	—	(1,358)	212
Retirement of treasury stock	(617,816)	(6)	(21,681)	—	—	21,687	—
Sale of common stock	557,883	5	23,037	—	—	—	23,042
Stock-based compensation expense	—	—	532	—	—	—	532
Total other comprehensive loss	—	—	—	—	(5,315)	—	(5,315)
Net loss	—	—	—	(10,481)	—	—	(10,481)
Balance at December 31, 2020	5,663,040	57	116,732	(9,817)	(7,855)	—	99,117
Exercise of stock options, including shares tendered related to stock options exercised	25,201	—	442	—	—	—	442
Sale of common stock	4,370,277	44	261,433	—	—	—	261,477
Special dividend, $1.99 per share	125,212	1	7,845	(11,250)	—	—	(3,404)
Reclassification of warrants	—	—	12,192	—	—	—	12,192
Stock-based compensation expense	—	—	1,110	—	—	—	1,110
Common stock dividends, $0.46 per share	—	—	—	(3,946)	—	—	(3,946)
Total other comprehensive income	—	—	—	—	4,945	—	4,945
Net income	—	—	—	14,144	—	—	14,144
Balance at December 31, 2021	10,183,730	$102	$399,754	$(10,869)	$(2,910)	$—	$386,077

Month Ended December 31, 2020

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive	Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Stock	Total
Balance at November 30, 2020	6,280,856	$63	$138,372	$(11,798)	$(8,051)	$(21,687)	$96,899
Retirement of treasury stock	(617,816)	(6)	(21,681)	—	—	21,687	—
Stock-based compensation expense	—	—	41	—	—	—	41
Total other comprehensive income	—	—	—	—	196	—	196
Net income	—	—	—	1,981	—	—	1,981
Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$—	$99,117

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Net income (loss)	$14,144	$(10,481)	$1,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales of real estate assets	(24,758)	(2,329)	—
Depreciation and amortization	15,352	13,686	1,122
Noncash impairment charge	3,000	2,085	—
Change in fair value of financial instruments	2,746	3,189	(2,785)
Noncash rental revenue including straight-line rents	(2,617)	(2,696)	(250)
Stock-based compensation expense	1,110	532	41
Amortization of debt issuance costs	1,047	452	42
Losses on early extinguishment of debt	74
Amortization of terminated swap agreement	66	—	—
Deferred income taxes	—	3,357	—
Changes in assets and liabilities:
Other assets	(656)	287	1,000
Accounts payable and accrued liabilities	148	386	(42)
Deferred revenue	243	841	(378)
Other liabilities	954	411	146
Net cash provided by operating activities	10,853	9,720	877

Investing activities:
Acquisitions of land and buildings	(125,599)	(13,670)	—
Additions to real estate assets	(47,703)	(10,396)	(768)
Proceeds from sales of real estate assets, net of expenses	42,344	3,086	—
Deposits on building and land acquisitions	(9,800)	(365)	—
Deferred leasing costs and other	(3,282)	(1,766)	(41)
Changes in short-term investments, net	—	1,011	—
Net cash used in investing activities	(144,040)	(22,100)	(809)

Financing activities:
Proceeds from sale of common stock	261,477	27,281	—
Proceeds from mortgage and construction loans	26,273	20,100	—
Principal payments on mortgage loans	(17,100)	(7,948)	(417)
Dividends paid to stockholders	(5,721)	—	—
Payment of debt issuance costs	(1,886)	(445)	—
Proceeds from exercise of stock options	442	212	—
Payment for termination of interest rate swap agreement	(66)	—	—
Net repayment on revolving lines of credit	—	(3,000)	—
Proceeds from sale of warrants	—	2,018	—
Net cash provided by financing activities	263,419	38,218	(417)
Net increase in cash and cash equivalents and restricted cash	130,232	25,838	(349)
Cash and cash equivalents and restricted cash at beginning of period	30,675	4,837	31,024
Cash and cash equivalents and restricted cash at end of period	$160,907	$30,675	$30,675

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) (f/k/a Griffin Industrial Realty, Inc.) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns a limited number of office/flex properties and undeveloped land parcels much of which is not consistent with the Company’s core industrial and logistics strategy and therefore the Company sells certain non-core properties periodically over time.

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

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ended December 31, 2021 (see Note 5). On March 8, 2021, INDUS paid a distribution of the Company’s estimated accumulated earnings and profits (the “E&P Distribution”) based on the Company’s estimated taxable income through December 31, 2020 (see Note 8).

INDUS’ consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). There are no VIEs in which the Company is not a primary beneficiary.

INDUS manages its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, has only one reporting and operating segment.

Reporting Year

Through November 30, 2020, INDUS reported on a twelve month fiscal year that ended on November 30. On November 17, 2020, in connection with the anticipated election to become a REIT, the Company’s Board of Directors approved a change in the Company’s fiscal year from November 30 to December 31, effective beginning with the Company’s next fiscal year, which began on January 1, 2021 and ended on December 31, 2021. As a result of this change, INDUS had a one-month transition period (the “Transition Period”) that began on December 1, 2020 and ended on December 31, 2020 (see Note 10). The Company has included its audited consolidated financial statements for the Transition Period in this Annual Report on Form 10-K. The consolidated statement of operations, consolidated statement of comprehensive income and consolidated statement of cash flows for the year ended December 31, 2020 have been recast to disclose the comparable twelve month activity and, therefore, include the results of the Transition Period.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

COVID-19

Since March 2020, the world has been impacted by the coronavirus (“COVID-19”) pandemic, which has created significant economic uncertainty and volatility. The full extent to which the coronavirus pandemic further impacts the Company’s business or impacts the Company’s operations, liquidity and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including: the duration and scope of the pandemic; development and spread of new variants of the virus; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, adoption and effectiveness of vaccines and treatments to combat COVID-19; the impact on economic activity from the pandemic and actions taken in response, including ongoing travel restrictions; the impact on the availability and pricing of certain materials and supplies; the effect on the Company’s tenants and their businesses; the ability of tenants to make their rental payments; any closures of tenants’ facilities; the ability of existing or prospective tenants to evaluate or enter into leases; and the Company’s ability to complete sales and acquisitions of real estate assets or planned construction and development. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price. COVID-19 has also disrupted the availability, supply and costs of construction materials which has resulted in an increase in the Company’s cost of construction and delays in completion of the Company’s construction projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future.

COVID-19 did not have a material impact on INDUS’ rent collections for the year ended December 31, 2021 and 2020.

Exchange Accommodation Titleholder

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under the Code to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) remains in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is legally owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. The VIE (including the Parked Property) is included in INDUS’ consolidated financial statements as a consolidated VIE until legal title is transferred to the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were no consolidated VIEs on INDUS’ consolidated balance sheets as of December 31, 2021 and 2020.

Real Estate Assets

Real estate assets are recorded at cost. Salaries, interest, property taxes, insurance and other incremental costs directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are amortized over the asset's estimated useful life. Depreciation is determined on a straight-line basis over the estimated useful asset lives for financial reporting purposes and for tax purposes. Repair and maintenance costs are expensed as incurred.

Real estate acquisitions are evaluated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Generally, all of the Company’s purchases have been determined to be asset acquisitions and are recorded at relative fair value and allocated among the components of the acquired assets, which consist of land and improvements, buildings and improvements and related lease intangibles. INDUS’ intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. INDUS’ intangible liabilities consists of the value of below market leases. Acquisition costs incurred are capitalized and included in the basis of the acquired entity. Amortization of the value of in-place leases,

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of below market leases, included in rental revenue, is on a straight-line basis over the lease term.

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

Cash, Cash Equivalents and Restricted Cash

INDUS considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. INDUS’ restricted cash primarily consists of reserves for real estate taxes as required by certain mortgage note obligations as well as proceeds from property sales held by a qualified intermediary to be used for a tax deferred Section 1031 Like-Kind Exchanges (“1031 Like-Kind Exchange”) under the Code.

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$150,263	$28,124
Restricted cash	10,644	2,551
Total cash, cash equivalents and restricted cash	$160,907	$30,675

Stock-Based Compensation

INDUS accounts for stock options and restricted stock units of Common Stock (“RSUs”) at fair value in accordance with FASB ASC 718, “Compensation - Stock Compensation” and FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees.” The Company recognizes the expense ratably over the vesting periods.

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

Revenue and Gain Recognition

Rental revenue is accounted for on a straight-line basis over the applicable lease term. Rental revenue includes payments received from tenants for certain building improvements owned by INDUS that are recognized over the lease term and the amortization of below market leases. INDUS elected the “non-separation practical expedient” provided for in Accounting Standards Codification Topic 842, Leases (“ASC 842”), which alleviates the requirement to separately present lease and non-lease components of lease contracts if certain criteria are met. As a result, INDUS accounts for and presents all rental income earned pursuant to tenant leases, including tenant reimbursements, as a single component in one line, “Rental revenue,” in its consolidated statements of operations.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In accordance with ASC 842, the Company assesses the collectability of lease receivables (including future minimum rental payments) on a regular basis. If the Company’s assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis.

Gains on the sale of real estate assets are recognized based on the specific terms of each sale.

Income Taxes

As discussed above, INDUS intends to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. As a REIT, INDUS will be entitled to a tax deduction for the dividend it pays to shareholders, accordingly INDUS will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. INDUS intends to adhere to the requirements for qualification and taxation as a REIT and maintain its REIT status. However, any taxable income from a taxable REIT subsidiary is subject to federal, state and local income taxes. INDUS has elected taxable REIT subsidiary (“TRS”) status for one of its consolidated subsidiaries which provides services that would otherwise be considered impermissible for a REIT. Accordingly, the Company has recognized an insignificant amount of income tax expense for the federal and state income taxes incurred by its TRS.

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

INDUS evaluates each tax position taken in its tax returns and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. INDUS has analyzed its federal and significant state filing positions with respect to FASB ASC 740, “Income Taxes” (“ASC 740”) and believes that its income tax filing positions will be sustained on examination and does not anticipate any adjustments that would result in a material change on its financial statements. As a result, no accrual for uncertain income tax positions has been recorded pursuant to ASC 740. INDUS’ policy for recording interest and penalties, related to uncertain tax positions, is to record such items as part of its provision for federal and state income taxes.

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

Interest Rate Swap Agreements

As of December 31, 2021, INDUS was a party to twelve interest rate swap agreements to hedge its interest rate exposures. The Company does not use derivatives for speculative purposes. INDUS applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires the Company to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

the interest rate swap agreements on INDUS’ consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

INDUS applies cash flow hedge accounting to its interest rate swap agreements that are designated as hedges of the variability of future cash flows attributable to the contractually specified interest rates. All changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity. Amounts recorded to AOCI are then reclassified to interest expense as interest on the hedged borrowing is recognized.

At the inception of a hedge, INDUS documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured, an evaluation of hedge transaction effectiveness at adoption and the contractually specified interest rate being hedged.

Financial Instruments

Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of August 24, 2020, between INDUS and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Capital LLC (f/k/a Cambiar Management LLC), INDUS, among other things, issued a warrant (the “Warrant”) to Conversant to acquire 504,590 shares of INDUS’ common stock (subject to adjustment as set forth therein), par value $0.01 per share (the “Common Stock”) (as exercised, collectively, the “Warrant Shares”) as part of a private placement of Common Stock to raise capital (see Note 2). INDUS applied ASC 815 to the Warrant and it was classified as a derivative liability on the Company’s consolidated balance sheet. The Warrant was initially recorded at its fair value and reported at fair value at each subsequent reporting date while liability classification of the Warrant was appropriate. Changes in the fair value of the Warrant were included in the change in fair value of financial instruments on INDUS’ consolidated statement of operations during the period of the change. The cash settlement provision of the Warrant expired on August 24, 2021 and the Warrant liability was reclassified to equity on that date.

Conditional Asset Retirement Obligations

INDUS accounts for its conditional asset retirement obligations in accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The conditional asset retirement obligations relate principally to tobacco barns and other structures on INDUS’ land holdings that contain asbestos, primarily in roofing materials. These structures remain from the tobacco growing operations of former affiliates of INDUS, are not material to the Company’s operations and do not have any book value.

Treasury Stock

The Company’s shares of treasury stock were retired upon the reincorporation into Maryland on December 30, 2020. The treasury stock balance was offset by reductions to common stock and additional paid-in capital. Total stockholders’ equity was not affected by the retirement of treasury stock. Prior to that date, treasury stock was recorded at cost as a reduction of stockholders’ equity on INDUS’ consolidated balance sheets.

Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The calculation of diluted net income (loss) per common share reflects adjusting INDUS’ outstanding shares assuming the exercise of all potentially dilutive INDUS stock options, restricted stock units and warrants.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Risks and Uncertainties

INDUS’ future results of operations involve a number of risks and uncertainties. Factors that could affect INDUS’ future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of the Company’s real estate holdings, credit risk and market risk.

INDUS’ real estate holdings are concentrated in the north submarket of Hartford, Connecticut area, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central Florida and Charleston, South Carolina. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which INDUS holds properties may affect the Company’s real estate business. INDUS’ results of operations, financial condition or ability to expand may be adversely affected as a result of the following, any of which may be exacerbated by the continuance of the COVID-19 pandemic: (i) poor economic conditions or unfavorable financial changes to INDUS’ tenants, which may result in tenant defaults under leases or may lead to a curtailment of expansion plans; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of INDUS to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of INDUS’ properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

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

INDUS’ cash equivalents consisted of overnight investments that are not significantly exposed to interest rate risk.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. INDUS’ significant estimates include the impairment evaluation of its long-lived assets, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold and assumptions used in determining stock compensation.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”). ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. INDUS adopted the practical expedient related to the probability of the hedged forecasted transaction during 2020 (see above). The application of ASU No. 2020-04 did not have an impact on the Company’s consolidated financial statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”). ASU No. 2018-13 removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively in the year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 became effective for INDUS in the Transition Period. The application of ASU No. 2018-13 did not have an impact on its consolidated financial statements.

There are various other updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. INDUS does not expect the application of any of these other updates to have an impact on its consolidated financial statements.

2. Sales of Common Stock

Public Offerings

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company could offer and sell up to $500,000 of a variety of securities including the Company’s Common Stock, preferred stock, warrants, depositary shares, units or any combination of such securities during the three year period that commenced on February 22, 2021. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced.

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its Common Stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same price. INDUS received net proceeds of $108,676, after expenses, from the aggregate of 1,927,049 shares issued on March 5, 2021, and March 15, 2021. The Company has used the proceeds from the issuance of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes.

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

On October 8, 2021, INDUS completed an underwritten public offering of 2,150,000 shares of its Common Stock under its Updated Universal Shelf at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of Common Stock from INDUS at the same price. INDUS received net proceeds of $152,801, after expenses, from the aggregate of 2,443,228 shares issued on October 8, 2021, and October 22, 2021. The Company is using the proceeds from this issuance of its Common Stock to finance its acquisition and development pipeline and for other corporate purposes.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’ operations.

Private Placement

On August 24, 2020, pursuant to the Securities Purchase Agreement, INDUS: (i) sold 504,590 shares of its Common Stock; and (ii) issued the Warrant to Conversant to acquire 504,590 additional shares of Common Stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of Common Stock and $4.00 per Warrant Share for the Warrant for total proceeds, after expenses, of $26,799. Pursuant to the Securities Purchase Agreement, for so long as Conversant owns shares of Common Stock constituting more than 4.9% of INDUS’ Common Stock issued and outstanding, Conversant will have the right to designate one member (the “Purchaser Nominee”) to INDUS’ Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders.

The Warrant is exercisable from the date of issuance and has a term of three years. The Exercise Price and the number of shares of Common Stock issuable upon exercise of the Warrant is subject to appropriate adjustments in the event of certain stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. The number of shares of Common Stock issuable upon exercise of the Warrant was increased to 515,747 shares and the exercise price was reduced to $58.70 as a result of the shares issued on March 8, 2021 in connection with the E&P Distribution (see Note 8). Upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities, or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of Common Stock in such fundamental transaction is greater or less than the Exercise Price.

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

Subject to certain customary exceptions set forth in the Securities Purchase Agreement, Conversant and its affiliates are prohibited from, among other things: (i) acquiring securities or assets of INDUS; (ii) effecting a tender offer, merger, acquisition, business combination, exchange offer, recapitalization, restructuring, liquidation, dissolution or similar transaction of INDUS; (iii) making or participating in any proxy solicitation relating to the election of directors that has not been approved by the independent directors of INDUS; and (iv) seeking to control or influence the management or policies of INDUS, in each case, until the later of (x) twenty-four months following the date of the Securities Purchase Agreement and (y) such time as Conversant is no longer entitled to nominate a Purchaser Nominee to INDUS’ Board of Directors.

On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement (the “CVRA”), pursuant to which Conversant was entitled to a one-time cash payment (“CVR”) in the event that INDUS’ volume weighted average share price per share of Common Stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement was less than the purchase price paid by Conversant in respect of each common share, subject to adjustment as described therein. There were no payments made under the CVRA, which expired on August 24, 2021.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The proceeds of the Securities Purchase Agreement were as follows:

Common Stock, net of costs	$20,542
Warrants	4,915
CVR	1,342
Total	$26,799

Both the Warrant and the CVRs were derivative financial instruments and reported as liabilities at their fair values on INDUS’ consolidated balance sheet as of December 31, 2020 (see Notes 3 and 10).

On March 3, 2020, Gordon F. DuGan was appointed to serve as a Director of INDUS, effective immediately. Mr. DuGan was also appointed as Chairman of the Board of Directors. Mr. DuGan and INDUS entered into a Chairmanship and Advisory Agreement (the “Advisory Agreement”), on March 3, 2020 (subsequently amended on May 7, 2021), whereby Mr. DuGan agreed to also serve as a non-employee advisor to INDUS on, amongst other things, growth strategy, including identifying markets, acquisitions and other transactions, recruitment of key personnel, potential capital raising efforts and general management advice (collectively the “Advisory Services”). As compensation to Mr. DuGan for providing such Advisory Services, Mr. DuGan received: (i) a non-qualified stock option to acquire 48,000 shares of INDUS Common Stock at an exercise price of $45.98 per share (subsequently adjusted to 49,061 shares at $44.99 per share due to the shares issued in connection with the E&P Distribution in the 2021 first quarter) under the 2009 Stock Option Plan (see Note 8) and (ii) a non-qualified stock option to acquire 52,000 shares of INDUS Common Stock at an exercise price of $46.91 per share (subsequently adjusted to 53,149 shares at $45.90 per share due to the stock dividend in the 2021 first quarter) under the 2020 Incentive Award (see Note 8). On March 9, 2020, INDUS completed the sale of 53,293 shares of its Common Stock at a price per share of $46.91, for cash proceeds of $2,500, in accordance with the Advisory Agreement and pursuant to a Stock Purchase Agreement, dated as of March 5, 2020, between Mr. DuGan and INDUS.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS’ interest rate swap agreements (see Notes 1, 6 and 8). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. As of December 31, 2020, INDUS’ consolidated balance sheet included the Warrant liability and CVR liability related to the private placement on August 24, 2020 (see Notes 2 and 10). INDUS derived these values based on the Cox-Ross-

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Rubenstein option-pricing model and a Monte Carlo simulation valuation methodology, respectively. Therefore, INDUS recognized these liabilities as Level 3 within the fair value hierarchy.

During 2021 and 2020, INDUS did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	December 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$188	$—
Interest rate swap liabilities	$—	$3,995	$—

	December 31, 2020
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liabilities	$—	$8,766	$—
Common stock warrant liability	$—	$—	$8,790
Contingent value rights liability	$—	$—	$656

The amounts included in the consolidated financial statements for cash and cash equivalents, restricted cash, leasing receivables from tenants and accounts payable and accrued liabilities and interest rate swap assets and liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap Rate and swap curve along with the other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair values of the mortgage loans and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At December 31, 2021 and 2020, the carrying values of the mortgage loans and construction loan were $169,818 and $160,655, respectively, and the fair values of the mortgage loans and construction loan were $180,731 and $163,906, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The Warrant was included on the Company’s consolidated balance sheet as a liability carried at its fair value from the date it was issued, August 24, 2020, through the first anniversary of its issuance date when the Warrant’s cash settlement provision expired (see Notes 2 and 8). The Warrant’s fair value was estimated using the Cox-Ross-Rubenstein option-pricing model. A summary of the weighted-average significant unobservable inputs (Level 3 inputs) used in determining the fair value of the Warrant as of August 24, 2021 is as follows:

Warrant Liability
Expected volatility	46.24%
Risk free interest rate	0.23%
Expected term (in years)	2.00
Annual dividend yield	0.89%

Fair Value of Derivative Warrant Liability
Fair value at December 31, 2020	$8,790
Change in fair value December 31, 2020 through August 24, 2021	3,402
Reclassification to equity at August 24, 2021	$12,192

The fair value of the CVR liability, prior to its expiration on August 24, 2021 (see Note 2), was estimated using a Monte Carlo simulation valuation methodology. The weighted-average was comprised of unobservable inputs including expected volatility, risk free interest rate, expected term and annual dividend yield (Level 3 inputs). The change in the fair value of the CVR liability in 2021 reflected the expiration of the CVRA on August 24, 2021, and elimination of the CVR liability, which was $656 as of December 31, 2020. The loss on the fair value of financial instruments of $2,746 in 2021 reflected the loss of $3,402 for the change in the fair value of the Warrant liability from December 31, 2020, through August 24, 2021, the date it was reclassified into stockholders’ equity, partially offset by the elimination of the CVR liability.

4. Real Estate Assets

Real estate assets consist of:

	Estimated
	Useful Lives	December 31, 2021	December 31, 2020
Land		$55,135	$33,084
Land improvements	10 to 30 years	67,360	45,827
Buildings and improvements	10 to 40 years	311,360	233,250
Tenant improvements	Shorter of useful life or terms of related lease	35,061	34,899
Machinery and equipment	3 to 20 years	—	10,958
Construction in progress		21,137	4,036
Development costs		3,673	5,106
		493,726	367,160
Accumulated depreciation		(99,560)	(124,839)
		$394,166	$242,321

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Total depreciation expense related to real estate assets was as follows:

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Depreciation expense	$12,944	$11,930	$977

On November 12, 2021, INDUS closed on the purchase of 7770 Palmetto Commerce Parkway (“7770 Palmetto”), an approximately 196,500 square foot industrial/logistics building in Charleston, South Carolina for $28,488, including acquisition costs.

On October 12, 2021, INDUS closed on the purchase of 2345 Township Road (“2345 Township”), an approximately 128,000 square foot industrial/logistics building in Charlotte, North Carolina for $14,935, including acquisition costs.

On August 5, 2021, INDUS closed on the purchase of 2850 Interstate Drive (“2850 Interstate”), an approximately 139,500 square foot industrial/logistics building in Lakeland, Florida for $17,859, including acquisition costs.

On June 28, 2021, INDUS, through a consolidated VIE, purchased 7800 Tuckaseegee Road (“7800 Tuckaseegee”), an approximately 395,500 square foot industrial/logistics building in Charlotte, North Carolina for $42,502, including acquisition costs. On May 12, 2021, INDUS, through a consolidated VIE, purchased 6355 Farm Bureau Road (“6355 Farm Bureau”), an approximately 127,500 square foot industrial/logistics building in the Lehigh Valley of Pennsylvania for $11,928, including acquisition costs. For both of these acquisitions, INDUS provided all of the funding to the VIEs for the purchases. The acquisitions of 7800 Tuckaseegee and 6355 Farm Bureau were made utilizing Reverse 1031 Like-Kind Exchanges that were entered into at the time the properties were acquired (see below).

On December 1, 2021, INDUS closed on the sale of 1985 Blue Hills Avenue (“1985 BHA”), an approximately 165,000 square foot industrial/logistics building in Windsor, Connecticut and two adjacent parcels of undeveloped land aggregating approximately 39 acres to the in-place full-building tenant (the “Blue Hills Sale”) for a purchase price of $18,000, before transaction costs, and recorded a gain of $13,271. The proceeds from the Blue Hills Sale were used to complete the Reverse 1031 Like-Kind Exchange on 7800 Tuckaseegee (see above). At the time of closing, INDUS also repaid the mortgage collateralized by 1985 BHA with proceeds from the Blue Hills Sale (see Note 6).

On July 23, 2021, INDUS closed on the sale of approximately 34 acres of undeveloped land in Bloomfield, Connecticut for a purchase price of $600, before transaction costs, and recorded a gain of $504. The proceeds of this sale were used to complete the Reverse Like-Kind Exchange on 6355 Farm Bureau (see above).

On December 10, 2021, INDUS closed on the purchase of two parcels of undeveloped land in Allentown, Pennsylvania for a combined purchase price of $4,229, after transaction and entitlement costs (the “American Parkway Land”). The American Parkway Land totals approximately 23 acres in the Lehigh Valley and INDUS plans to construct an approximately 206,000 square foot industrial/logistics building on this site.

On April 13, 2021, INDUS closed on the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Jetport Land”) for a purchase price of $5,658, after transaction and entitlement costs. The Jetport Land is a replacement property as part of a 1031 Like-Kind Exchange under the Code. INDUS acquired the Jetport Land utilizing $1,993 of proceeds from the sales of one of its office/flex buildings and two smaller land parcels that were completed in November 2020 (see below). The balance of the purchase price was paid from the Company’s cash on hand and INDUS plans to construct two industrial/logistics buildings totaling approximately 195,000 square feet on the Jetport Land (see above).

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In 2021 and 2020, INDUS recorded impairment losses of $3,000 and $2,085, respectively, to reduce the carrying value of 5 and 7 Waterside Crossing, the Company’s two multi-story office buildings in Griffin Center in Windsor, Connecticut aggregating approximately 161,000 square feet. On November 16, 2021, the Company completed the sale (the “5&7 WSC Sale”), for a price of $5,200, before transaction costs of: (a) 5 and 7 Waterside Crossing (“5&7 WSC”); (b) 21 Griffin Road North, an approximately 48,000 square foot office/flex building; and (c) 25 Griffin Road North, an approximately 8 acre parcel of undeveloped land. INDUS recorded a loss of $158 on the 5&7 WSC Sale. At the time of closing, INDUS also repaid the mortgage collateralized by 5&7 WSC with proceeds from the 5&7 WSC Sale (see Note 6).

On December 29, 2021, INDUS closed on the sale of all of the assets, including approximately 670 acres of land in Granby and East Granby, Connecticut, that were previously leased to a third-party nursery operator for a purchase price of $10,300, before transaction costs, and recorded a gain of $9,331. The net proceeds of $10,091 were deposited into escrow for the potential acquisition of a replacement property as part of a 1031 Like-Kind Exchange. On January 19, 2022, INDUS closed on the purchase of an approximately 217,000 square foot industrial/logistics building in the Charlotte, North Carolina market as a replacement property under this 1031 Like-Kind Exchange (see Note 12).

On November 5, 2021, INDUS closed on the sale of all of the assets, including approximately 1,066 acres of land in Quincy, Florida, that were previously leased to a third-party operator for a purchase price of $1,000, before transaction costs, and recorded a gain of $430.

On March 9, 2020, INDUS, through a consolidated VIE, purchased 170 Sunport Lane (“170 Sunport”), an approximately 68,000 square foot industrial/logistics building in Orlando, Florida, for $5,749, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 170 Sunport.

On February 18, 2020, INDUS, through a consolidated VIE, purchased 3320 Maggie Boulevard (“3320 Maggie”), an approximately 108,000 square foot industrial/logistics building in Orlando, Florida, for $7,921, including acquisition costs. INDUS provided all of the funding to the VIE to purchase 3320 Maggie.

The acquisitions of 170 Sunport and 3320 Maggie were each made utilizing a Reverse 1031 Like-Kind Exchange. As the Company did not complete the sale transactions contemplated under the Reverse 1031 Like-Kind Exchanges within the required time, the legal titles of 170 Sunport and 3320 Maggie were transferred from the qualified intermediary to INDUS.

On November 17, 2020, INDUS closed on the sale (the “55 GRS Sale”) of 55 Griffin Road South, its approximately 40,000 square foot office/flex building in Griffin Center South in Bloomfield, Connecticut. INDUS received cash proceeds of $1,400, before transaction costs and reimbursements, and recorded a pretax gain of $982 on the 55 GRS Sale. The net cash proceeds of $1,409 from the 55 GRS Sale were deposited into escrow for the potential acquisition of a replacement property as part of a 1031 Like-Kind Exchange under the Code. In November 2020, $587 of proceeds from two smaller land sales were also deposited into escrow for the potential acquisition of a replacement property as part of a 1031 Like-Kind Exchange. The combined proceeds from these sales were used to purchase the Jetport Land (see above) and complete the 1031 Like-Kind Exchanges.

INDUS allocated the purchase price to the real estate assets and intangible assets (see Note 9) on a relative fair value basis. Real estate assets are being depreciated over ten to forty years and intangible assets and intangible liabilities are being amortized over the term of the associated lease. The intangible assets are included in other assets and the intangible liabilities are included in other liabilities on INDUS’ consolidated balance sheet.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The purchase prices for acquisitions were allocated as follows:

2021	7770 Palmetto	2345 Township	2850 Interstate	7800 Tuckaseegee	6355 Farm Bureau	Jetport Land	American Pkwy Land	Total
Land	$3,166	$1,197	$2,369	$4,606	$2,163	$5,658	$4,229	$23,388
Land improvements	4,182	671	2,832	3,526	388	—	—	11,599
Buildings and improvements	20,077	12,337	12,280	33,348	10,036	—	—	88,078
Tenant improvements	113	20	48	200	132	—	—	513
Intangible assets	950	710	558	1,462	918	—	—	4,598
Intangible liabilities	—	—	(228)	(640)	(1,709)	—	—	(2,577)
	$28,488	$14,935	$17,859	$42,502	$11,928	$5,658	$4,229	$125,599

2020	170 Sunport	3320 Maggie						Total
Land	$1,407	$1,555						$2,962
Land improvements	523	390						913
Buildings and improvements	3,748	5,887						9,635
Tenant improvements	—	109						109
Intangible assets	71	770						841
Intangible liabilities	—	(790)						(790)
	$5,749	$7,921						$13,670

On December 31, 2021, there were no real estate assets held for sale. On December 31, 2020, real estate assets held for sale, net consisted of:

Land	$505
Land improvements	269
Development costs	6,028
$6,802

5. Income Taxes

In connection with the election to be taxable as a REIT for the taxable year ended December 31, 2021 (see Note 1), the Company reassessed its deferred tax assets and deferred tax liabilities during the fourth quarter of its previous fiscal year ended November 30, 2020, which resulted in de-recognizing all of its deferred tax assets and deferred tax liabilities. This de-recognition occurred because the expected recovery or settlement of the related assets and liabilities would not result in deductible or taxable amounts in any taxable year in which INDUS qualifies as a REIT. As a result of the de-recognition valuation, INDUS recorded an income tax expense for the year ended December 31, 2020 of $4,005. Accordingly, the only income tax provision reflected in the Company’s results of operations for 2021 is related to its TRS. There was no income tax expense in the Transition Period.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The income tax provision for 2021 and 2020 is summarized as follows:

	2021	2020
Current federal	$(22)	$—
Current state and local	(4)	—
Deferred federal	—	(1,966)
Deferred state and local	—	(1,186)
Total income tax provision	$(26)	$(3,152)

The differences between the income tax provision at the U.S. statutory income tax rate and the actual income tax provision for 2021 and 2020 are as follows:

	2021	2020
Tax (provision) benefit at statutory rate	$(22)	$1,955
Deferred tax adjustment due to REIT election	-	(4,005)
State and local taxes, including valuation allowance, net of federal tax effect	(4)	115
Permanent items	-	(1,257)
Other	-	40
Total income tax provision	$(26)	$(3,152)

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

Federal income tax returns for the Transition Period, fiscal year ended November 30, 2020 and fiscal year ended November 30, 2019 are open to examination by the Internal Revenue Service.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

6. Mortgage Loans, Construction Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	December 31, 2021	December 31, 2020
4.39%, due January 2, 2025 *	$17,824	$18,453
4.17%, due May 1, 2026 *	12,291	12,696
3.79%, due November 17, 2026 *	23,152	23,911
4.39%, due August 1, 2027 *	9,476	9,750
3.97%, due September 1, 2027	11,174	11,419
4.57%, due February 1, 2028 *	17,145	17,601
3.60%, due January 2, 2030 *	6,182	6,350
3.48%, due February 1, 2030	14,287	14,682
3.50%, due July 1, 2030 *	4,914	5,046
4.33%, due August 1, 2030	15,867	16,244
4.51%, due April 1, 2034	13,356	13,688
4.72%, due October 3, 2022 *	—	4,061
5.09%, due July 1, 2029	—	5,214
5.09%, due July 1, 2029	—	3,653
Mortgage loans	145,668	162,768
Debt issuance costs	(1,745)	(2,113)
Mortgage loans, net of debt issuance costs	143,923	160,655

Construction loan:
One-month LIBOR plus 1.65%, due May 7, 2023	26,273	—
Debt issuance costs	(378)	—
Construction loan, net of debt issuance costs	25,895	—

Mortgage loans and construction loan, net of debt issuance costs	$169,818	$160,655

*Variable rate loans for which INDUS has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its mortgage and construction loans, including the effect of its interest rate swap agreements, was 3.76% and 4.18% as of December 31, 2021 and 2020, respectively.

The aggregate annual principal payment requirements under the terms of the nonrecourse mortgage loans for the years 2022 through 2026 are $4,349, $4,535, $4,722, $19,932 and $33,233, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was $164,736 at December 31, 2021.

On December 1, 2021, INDUS repaid two of its nonrecourse mortgage loans with the proceeds from the Blue Hills Sale (see Note 4). The first nonrecourse loan was collateralized by 1985 BHA with a fixed interest rate of 5.09% and a due date of July 1, 2029. INDUS paid the principal amount then outstanding of $4,759 and incurred $1,226 in debt extinguishment costs. The second nonrecourse loan was collateralized by two industrial/logistics buildings, 20 and 25 International Drive, in Windsor, Connecticut with a fixed interest rate of 5.09% and a due date of July 1, 2029. INDUS paid the principal amount then outstanding on that loan of $3,335 and incurred $873 in debt extinguishment costs.

On November 16, 2021, INDUS repaid its nonrecourse mortgage loan collateralized by 5&7 WSC (the “Webster Loan”) with the proceeds from the 5&7 WSC Sale (see Note 4). The Webster Loan was a nonrecourse loan with a floating rate of the one-month LIBOR plus 2.75% with a due date of October 3, 2022. The Webster Loan was effectively fixed at 4.72% with an interest rate swap agreement (the “Webster Swap”). INDUS paid the principal amount

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

then outstanding of $3,961 and incurred $15 in debt extinguishment costs. INDUS paid $66 in connection with the termination of the Webster Swap, which was recorded as interest expense.

On May 7, 2021, a subsidiary of INDUS entered into a construction loan agreement (the “2021 JPM Construction Loan”) with JPMorgan to provide a portion of the funds for the site work and development of the Charlotte Build-to-Suit. Total borrowings under the 2021 JPM Construction Loan will be the lesser of $28,400 or 67.5% of the project cost (as defined in the 2021 JPM Construction Loan) of the Charlotte Build-to-Suit. INDUS expects to complete the final borrowing on the 2021 JPM Construction Loan in the first quarter of 2022. The term of the 2021 JPM Construction Loan is two years, with a one-year extension at the Company’s option. Initial interest under the 2021 JPM Construction Loan, adjusted monthly, is one-month LIBOR plus 1.65%, reduced to one-month LIBOR plus 1.40% upon completion of the Charlotte Build-to-Suit. INDUS completed the Charlotte Build-to-Suit and the commencement of rental payments by the tenant in the Charlotte Build-to-Suit began in October 2021. The final certificate of occupancy was received in the first quarter of 2022 and the interest rate on the 2021 JPM Construction Loan was reduced to one-month LIBOR plus 1.40% at that time.

On June 30, 2020, a wholly-owned subsidiary of INDUS (the “2020 Borrower”) closed on a nonrecourse mortgage loan (the “2020 Webster Mortgage”) with Webster Bank, N.A. (“Webster Bank”) for $5,100, collateralized by 3320 Maggie. The 2020 Webster Mortgage has a ten-year term with monthly principal payments based on a twenty-five year amortization schedule. The interest rate for the 2020 Webster Mortgage is a floating rate of the one month LIBOR rate plus 2.56%. At the time the 2020 Webster Mortgage closed, INDUS entered into an interest rate swap agreement with Webster Bank that effectively fixes the interest rate of the 2020 Webster Mortgage at 3.50% for the entire loan term.

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

As of December 31, 2021, INDUS was a party to twelve interest rate swap agreements with notional amounts totaling $90,984 related to its variable rate nonrecourse mortgages on certain of its real estate assets. On December 31, 2020, INDUS was a party to thirteen interest rate swap agreements with notional amounts totaling $97,868 related to its variable rate nonrecourse mortgages on certain of its real estate assets. The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Notes 1, 3 and 8). Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In 2021 and the Transition Period, INDUS recognized

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

gains, included in other comprehensive income, of $4,945 and $196, respectively, on its interest rate swap agreements. In 2020, INDUS recognized a loss, included in other comprehensive loss, of $5,315, on its interest rate swap agreements.

As of December 31, 2021, $1,557 is expected to be reclassified over the next twelve months from AOCI to interest expense. As of December 31, 2021, the net fair value of the Company’s interest rate swap agreements was a liability of $3,807, with $188 included in other assets and $3,995 included in other liabilities on INDUS’ consolidated balance sheet. As of December 31, 2020, the net fair value of the Company’s interest rate swap agreements was a liability of $8,766, which is included in other liabilities on INDUS’ consolidated balance sheet. Total interest expense recognized during the years ended December 31, 2021, December 31, 2020 and the Transition Period was $6,877, $7,294 and $602 respectively, of which, $2,082, $1,246 and $182, respectively, was recognized related to interest rate swaps.

7. Revolving Credit Agreements

On August 5, 2021, INDUS, as parent guarantor, INDUS RT, LP, as borrower, certain subsidiaries of INDUS RT, LP as guarantors, JPMorgan as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, CITIBANK, N.A. as Joint Lead Arranger, Joint Bookrunner and Syndication Agent and the other parties thereto entered into an agreement for a new secured revolving credit facility of up to $100,000 (the “New Credit Facility”) with several banks that replaced the Company’s former Amended Webster Credit Line (as defined below) and Acquisition Credit Line (as defined below) with Webster Bank. The New Credit Facility has a three year term with two one-year extensions at the Company’s option and also includes an uncommitted incremental facility, which would enable the New Credit Facility to be increased up to $250,000 in the aggregate. Borrowings under the New Credit Facility will bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the annual interest rate under the New Credit Facility is the one-month LIBOR plus 1.20% compared to a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under its former revolving credit line and acquisition credit line, respectively, with Webster Bank. In the event that JPMorgan determines that LIBOR is no longer available, the New Credit Facility contemplates that JPMorgan shall transition to a comparable rate of interest to the LIBOR rate. Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319,149 plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $30,000 through December 30, 2022, (b) $50,000 from December 31, 2022 through December 30, 2023, and (c) $100,000 on and after December 31, 2023; and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023. As of December 31, 2021, the Company was in compliance with the covenants of the New Credit Facility. Based on the collateral in place as of December 31, 2021, $91,472 could be borrowed under the New Credit Facility. There have been no borrowings under the New Credit Facility, however, the New Credit Facility secures certain unused standby letters of credit aggregating $3,034 that are related to INDUS’ development activities.

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

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

8. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Net income (loss)	$14,144	$(10,481)	$1,981

Weighted average shares outstanding for computation of basic per share results	7,908,000	5,309,000	5,663,000
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units (a)	173,000	—	181,000
Adjusted weighted average shares for computation of diluted per share results	8,081,000	5,309,000	5,844,000
(a)	Incremental shares from the assumed exercise of INDUS stock options and the Warrant and the grant of restricted stock units are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and the Warrant for 2020 would have been 68,000.

Equity Compensation Plans

Stock Options

On March 3, 2020, INDUS’ Board of Directors adopted and approved the INDUS Realty Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan replaced the 2009 Stock Option Plan and authorizes for grant a total of 300,000 shares (plus any shares subject to awards under the 2009 Stock Option Plan, as of the date of stockholder approval of the 2020 Incentive Award Plan, that are forfeited, expire, are converted to shares of another person or are settled for cash), subject to certain adjustments in the 2020 Incentive Award Plan. In addition to granting stock options, the 2020 Incentive Award Plan also enables INDUS to grant stock appreciation rights, restricted stock awards, restricted stock unit awards, partnership interests, other equity or cash based awards and dividend equivalents. No new awards will be granted under the 2009 Stock Option Plan; however, all outstanding awards under the 2009 Stock Option Plan remain outstanding in accordance with their terms.

There were no stock options granted in 2021. The following options were granted by INDUS in 2020 under the 2020 Incentive Award Plan:

		Fair Value per
	Number of	Option at
	Shares	Grant Date
Non-employee directors	111,258	$11.00 - 14.17

The fair values of all options granted were estimated as of the grant date using the Black-Scholes option-pricing model. Assumptions used in determining the fair value of the stock options granted in 2020 were as follows:

Expected volatility	29.7 - 30.3%
Risk free interest rates	0.5 - 0.9%
Expected option term (in years)	8.5
Annual dividend yield	1.3%

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The forfeiture rate used was 2% based on the historical activity of the grantees.

Number of option holders at December 31, 2021	14

As of December 31, 2021, the unrecognized compensation expense related to nonvested stock options that will be recognized during future periods is as follows:

2022	$372
2023	$231
2024	$111
2025	$15

The total grant date fair value of options vested during 2021 and 2020 was $428 and $458, respectively. The intrinsic value of options exercised in 2021 and 2020 was $746 and $1,216, respectively. There were no options vested or exercised in the Transition Period.

A summary of INDUS’ stock option activity is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at December 31, 2019	189,822	$28.23
Granted	111,258	$45.72
Exercised	(54,930)	$28.58
Outstanding at December 31, 2020	246,150	$36.06
Adjustment for stock dividend	5,413	$34.29
Exercised	(29,559)	$26.34
Forfeited	(1,067)	$37.49
Outstanding at December 31, 2021	220,937	$36.47

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	December 31, 2021	Exercise Price	(in years)	Value
$23.00 - $28.00	81,987	$26.23	4.2	$4,496
$28.00 - $32.00	14,073	$29.84	3.5	721
$32.00 - $47.00	124,877	$43.93	8.0	4,636
	220,937	$36.47	6.3	$9,853

Vested options	111,258	$28.13	4.4	$5,889

Restricted Stock Units

Under the 2020 Incentive Award Plan, INDUS granted the following RSUs in 2021:

	Time-Based Vesting		Performance-Based Vesting
		Fair Value per		Fair Value per
	Number of	Unit at	Number of	Unit at
	Units	Grant Date	Shares	Grant Date
Employees	8,508	$63.15	8,508	$79.33
Non-employee directors	4,682	$67.28	-
	13,190		8,508

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The time-based vesting RSUs were granted to employees on February 1, 2021 and, subject to the recipient’s continued employment, will vest over three years in equal installments on February 1 of each year beginning in 2022. The performance-based vesting RSUs granted in 2021 will vest after a period of three years and be measured over the three-year period on pre-established goals. The time-based vesting RSUs granted to non-employee directors were granted on June 17, 2021 and will vest in one year. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to risk of forfeiture prior to the expiration of the applicable vesting period.

As of December 31, 2021, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

2022	$503
2023	$270
2024	$22

Compensation expense for stock options and RSUs were as follows:

			Month Ended
	Year Ended December 31,		December 31,
	2021	2020	2020
Compensation expense	$1,110	$532	$41

Warrant

As of December 31, 2021, exercise of the Warrant would result in the issuance 515,747 shares of Common Stock at a price of $58.70 per share. The Warrant expires on August 24, 2023. As the Warrant contained a cash surrender provision, it was recorded at its fair value and classified as a liability on the Company’s consolidated balance sheet at the time it was issued, with changes in its fair value included in the Company’s consolidated statement of operations. On August 24, 2021, upon the expiration of the cash settlement provision of the Warrant, the fair value of the Warrant at that time, $12,192, was reclassified from a liability into stockholders’ equity (see Note 3).

Dividends

On January 13, 2021, in conjunction with its conversion to a REIT, INDUS announced a special dividend of $11,250 or $1.99 per share payable on March 8, 2021 in the form of cash or additional shares of the Company’s Common Stock, to holders of record as of January 22, 2021. The cash portion of the special dividend $3,404 and 125,212 shares of Common Stock were issued. The special dividend included the E&P Distribution based on the Company’s estimated taxable income through December 31, 2020.

For the year ended December 31, 2021, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
June 30, 2021	June 16, 2021	June 30, 2021	$0.15

September 30, 2021	September 16, 2021	September 30, 2021	$0.15

December 31, 2021	December 30, 2021	January 14, 2022	$0.16

INDUS did not declare or pay a cash dividend in 2020.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Treasury Stock

The Company’s 617,816 shares of treasury stock were retired upon the reincorporation into Maryland on December 30, 2020. The treasury stock balance was offset by reductions to common stock and additional paid-in capital. Total stockholders’ equity was not affected by the retirement of treasury stock (see Note 10).

Stock Repurchases

See Supplemental Cash Flow Information in Note 10 for information on Common Stock received in connection with the exercise of stock options.

9. Leases

The Company’s rental revenue reflects the leasing of industrial/logistics and, to a much lesser extent, office/flex space and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’ leases with its tenants are classified as operating leases with the exception of a sixty-five year ground lease of a small land parcel which is a sale-type lease. As such, a gain of approximately $1,000 on that lease is included in gain on sales of real estate assets in the Company’s consolidated statements of operations for 2021.

The following is a schedule of minimum future cash rentals on the Company’s operating leases as of December 31, 2021. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

2022	32,795
2023	31,250
2024	30,173
2025	27,095
2026	22,152
Thereafter	64,038
$207,503

In 2016, INDUS, as lessee, entered into a ten-year sublease (the “New York Office Lease”) for approximately 1,920 square feet in New York City for its executive offices. The sublease is with Bloomingdale Properties, Inc., an entity that is controlled by certain members of the Cullman and Ernst Group, which is considered a related party to the Company. The New York Office Lease was approved by the Audit Committee of INDUS’ Board of Directors and the lease rates under the sublease were at market rate at the time the sublease was signed.

Expenses related to operating leases where INDUS is the lessee were $138 in both 2021 and 2020. Expenses related to operating leases where INDUS is the lessee in the Transition Period were $12. The weighted average remaining lease term for these leases as of December 31, 2021, was 4.8 years.

Maturities of lease liabilities as of December 31, 2021 are as follows:

2022	$143
2023	140
2024	141
2025	140
2026	117
Total undiscounted payments	681
Less: imputed interest	(55)
Present value of minimum lease payments	$626

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

10. Supplemental Financial Statement Information

Other Assets

INDUS’ other assets are comprised of the following:

	December 31, 2021	December 31, 2020
Deposits on building and land acquisitions	$9,800	$365
Deferred leasing costs, net	6,866	5,352
Straight-line rents	6,334	6,700
Intangible assets, net	5,495	2,126
Prepaid expenses	3,412	2,618
Deferred financing costs related to revolving lines of credit	917	162
Accounts receivable (primarily leases)	713	254
Right-of-use assets	593	707
Furniture, fixtures and equipment, net	369	181
Registration statement costs	341	—
Interest rate swap asset	188	—
Prepaid development costs	143	798
Other	402	323
Total other assets	$35,573	$19,586

INDUS’ intangible assets relate to the acquisition of several industrial/logistics buildings and consist of the values of in-place leases and the associated relationships with tenants (see Note 4). The values of in-place leases and tenant relationships are amortized to depreciation and amortization expense over the remaining non-cancelable term of their respective leases.

INDUS’ intangible liabilities relate to the acquisition of several industrial/logistics buildings and consist of the values of below-market leases (see Note 4). The values of the below-market leases are amortized as an increase to rental revenue over the remaining non-cancelable term of their respective leases.

Intangible assets and liabilities consist of the following:

	Year Ended December 31,
	2021	2020
Intangible assets:
In-place leases, net of accumulated amortization of $2,476 and $1,596, respectively	$5,036	$1,318
Tenant relationships, net of accumulated amortization of $953 and $604, respectively	459	808
Total intangible assets	$5,495	$2,126

Intangible liabilities:
Below market leases, net of accumulated amortization of $367 and $95, respectively	$3,000	$695
Total intangible liabilities	$3,000	$695

INDUS recorded amortization expense of intangible assets of $1,229, $588 and $45 in 2021, 2020 and the Transition Period, respectively. INDUS recorded an increase to rental revenue from the amortization of intangible liabilities of $272, $95 and $10 in 2021, 2020 and the Transition Period, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Estimated amortization expense of intangible assets and liabilities over each of the next five years is:

	2022	2023	2024	2025	2026
In-place leases	$1,312	$805	$603	$484	$476
Tenant relationships	141	91	55	55	28
Total to be included in depreciation and amortization expense	$1,453	$896	$658	$539	$504

Below market lease liabilities	$(409)	$(405)	$(329)	$(318)	$(318)
Total to be included in rental revenue	$(409)	$(405)	$(329)	$(318)	$(318)

Deferred leasing costs, net, reflected accumulated amortization of $6,673 and $7,439 as of December 31, 2021 and 2020, respectively. Amortization expense related to deferred leasing costs in 2021, 2020 and the Transition Period was $1,091, $1,086 and $94, respectively. Furniture, fixtures and equipment, net, reflected accumulated depreciation of $1,051 and $1,072 as of December 31, 2021 and 2020, respectively. Total depreciation expense related to furniture, fixtures and equipment in 2021, 2020 and the Transition Period was $88, $83 and $7, respectively.

Accounts Payable and Accrued Liabilities

INDUS’ accounts payable and accrued liabilities are comprised of the following:

	December 31, 2021	December 31, 2020
Accrued construction costs and retainage	$5,813	$94
Accrued salaries, wages and other compensation	1,796	1,027
Accrued interest payable	556	580
Trade payables	503	1,093
Accrued lease commissions	468	233
Other	602	642
Total accounts payable and accrued liabilities	$9,738	$3,669

Other Liabilities

INDUS’ other liabilities are comprised of the following:

	December 31, 2021	December 31, 2020
Deferred compensation plan	$5,097	$4,335
Interest rate swap liabilities	3,995	8,766
Intangible liability, net	3,000	695
Prepaid rent from tenants	1,555	1,345
Security deposits of tenants	973	710
Lease liabilities	626	739
Contingent value rights liability	—	656
Other	153	321
Total other liabilities	$15,399	$17,567

Supplemental Cash Flow Information

In 2020, INDUS received 24,893 shares of its Common Stock in connection with the exercise of stock options as consideration for the exercise price and for reimbursement of income tax withholdings related to those stock option exercises. The shares received were recorded as treasury stock, which resulted in an increase in treasury stock of $1,358 in 2020, and did not affect the Company’s cash. Upon INDUS’ reincorporation into Maryland on December 30, 2020, all treasury stock was retired (see Note 8).

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accounts payable and accrued liabilities related to additions to real estate assets increased by $5,719 in 2021 and decreased by $789 in 2020.

INDUS received a tax refund in 2020 of $202 related to alternative minimum taxes paid in prior years. The Company did not receive any income tax refunds in 2021 or the Transition Period. Interest payments in 2021, 2020 and the Transition Period were $7,018, $6,932 and $576, respectively, including capitalized interest of $1,164, $126 and $12 in 2021, 2020 and the Transition Period, respectively.

Savings Plan

INDUS maintains the INDUS Realty Trust, Inc. 401(k) Savings Plan (the “INDUS Savings Plan”) for its employees, a defined contribution plan whereby INDUS matches 60% of each employee’s contribution, up to a maximum of 5% of base salary. The Company’s contributions to the INDUS Savings Plan in 2021, 2020 and the Transition Period were $89, $72 and $9, respectively.

Deferred Compensation Plan

INDUS maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to IRC regulations, cannot take full advantage of the INDUS Savings Plan. The Company’s liability under its Deferred Compensation Plan at December 31, 2021 and 2020 was $5,097 and $4,335, respectively. Noncash expense related to the Deferred Compensation Plan in 2021, 2020 and the Transition Period was $677, $544 and $155, respectively.

These amounts are included in other liabilities on INDUS’ consolidated balance sheets. The expense for the Company’s matching benefit to the Deferred Compensation Plan in 2021, 2020 and the Transition Period was $9, $12 and $1, respectively.

The Deferred Compensation Plan is unfunded, with benefits to be paid from INDUS’ assets. The liability for the Deferred Compensation Plan reflects the amounts withheld from employees, the Company’s matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants’ accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants and included in general and administrative expenses on INDUS’ consolidated statements of operations. Effective January 1, 2022, INDUS closed the Deferred Compensation Plan to any further contributions.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Transition Period Financial Information

On November 17, 2020, in connection with the anticipated election to become a REIT, the Company’s Board of Directors approved a change in the Company’s fiscal year from November 30 to December 31, effective beginning with the Company’s next fiscal year, which began on January 1, 2021 and ended on December 31, 2021. As a result of this change, INDUS had a one-month transition period (the “Transition Period”) that began on December 1, 2020 and ended on December 31, 2020 (see Note 1). The consolidated statement of operations, consolidated statement of comprehensive income and consolidated statement of cash flows for the year ended December 31, 2020 have been recast to disclose the comparable twelve month activity and, therefore, include the results of the Transition Period. The following table presents certain unaudited comparative financial information of the same period of the prior year:

		Month Ended
	Month Ended	December 31,
	December 31,	2019
(amounts in thousands, except per share data)	2020	(unaudited)
Consolidated statement of operations data:
Rental revenue	$3,345	$3,083
Expenses	(1,364)	(3,414)
Pretax income (loss)	1,981	(331)
Income tax benefit	—	76
Net income (loss)	1,981	(255)
Per share data:
Basic net income (loss) per common share	$0.35	$(0.05)
Diluted net income (loss) per common share	$0.34	$(0.05)
Weighted average shares outstanding - basic	5,663	5,075
Weighted average shares outstanding - diluted	5,844	5,075

11. Commitments and Contingencies

As of December 31, 2021, INDUS had committed purchase obligations of approximately $25,583, principally related to the construction of an approximately 234,000 square foot industrial/logistics building in Windsor, Connecticut and the construction of two industrial/logistics buildings in Orlando, Florida totaling approximately 195,000 square feet, as well as improvements of its real estate assets.

On November 23, 2021, the Company entered into an agreement (the “Charlotte Forward Purchase Agreement”) to acquire, for a purchase price of $21,200, before transaction costs, an approximately 231,000 square foot industrial/logistics building in the Charlotte, North Carolina market to be built by the seller. Closing on the Charlotte Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charlotte Forward Purchase Agreement will be completed under its current terms, or at all.

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

12. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after December 31, 2021, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2021, other than the disclosures herein.

On March 2, 2022, INDUS entered into an agreement (the “Forward Acquisition Agreement”) to acquire, for a purchase price of $28,500, an under-construction, approximately 280,000 square foot industrial/logistics building in Greenville-Spartanburg, South Carolina (the “Greenville-Spartanburg Acquisition”), being developed on speculation by the seller. Closing on the purchase of the Greenville-Spartanburg Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Greenville-Spartanburg Acquisition will be completed under its current terms, or at all.

See Note 4 for disclosure of the subsequent event related to the purchase of an industrial/logistics building in the Charlotte, North Carolina market.

On March 7, 2022, INDUS announced its intention to sell its remaining office/flex buildings (the “Office/Flex Portfolio”) and fully exit its legacy investment in office properties. The Office/Flex Portfolio is comprised of seven buildings located in Windsor and Bloomfield Connecticut totaling approximately 175,200 square feet. The Office/Flex Portfolio is approximately 70% leased and includes certain space occupied by INDUS. Additionally, INDUS intends to sell an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and is principally used for storage by INDUS’ property management group.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of INDUS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INDUS Realty Trust, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and for the one-month period ended December 31, 2020, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended and for the one-month period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of real estate investments for impairment

As described in Notes 4 and 10 to the consolidated financial statements, the Company’s real estate assets and related intangible assets were $394.2 million and $5.5 million, respectively, as of December 31, 2021. As described in Note 1 to the consolidated financial statements, the Company reviews these long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. As part of the Company’s analysis to determine if impairment indicators exist, management considers numerous potential indicators of impairment, which could include a decline in operating performance at the property or a significant change in the market value of the property, among others.

We identified the determination of the existence of impairment indicators for the Company’s real estate assets and related intangible assets as a critical audit matter because of the significant judgments made by management, including the evaluation of the impact of current operating results and market conditions. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort because of the impact management’s judgments have on the accounting conclusion.

Our audit procedures related to management’s determination of the existence of impairment indicators for the Company’s real estate assets and related intangible assets included the following, among others:

●	We tested management’s analysis for completeness by evaluating whether all operating properties were included in the analysis and tested the accuracy of the data used by management by tracing a sample to supporting information.
●	We evaluated the reasonableness of management’s conclusions around potential indicators of impairment by developing an independent expectation of potential impairment indicators on a property by property basis, considering information such as historical results and current year property level operating performance, among others, and compared our expectation to management’s analysis.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Hartford, Connecticut

March 11, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting: There have been no changes in INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Gordon F. DuGan	55	Chairman of the Board of Directors
Michael S. Gamzon	52	Director, President and Chief Executive Officer
David R. Bechtel	54	Director
Frederick M. Danziger	81	Director
Jonathan P. May	55	Director
Molly J. North	46	Director
Amy Rose Silverman	55	Director
Michael Simanovsky	38	Director
Albert H. Small, Jr.	65	Director
Jon W. Clark	53	Executive Vice President and incoming Chief Financial Officer
Thomas M. Daniells	67	Senior Vice President, General Counsel and Secretary
Thomas M. Lescalleet	59	Executive Vice President, INDUS Realty, LLC

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

Michael Simanovsky was elected to the Board in January 2022 as the new designee of CM Change Industrial LP, pursuant to a Securities Purchase Agreement, dated August 24, 2020, effective on January 15, 2022 when the prior designee resigned. Mr. Simanovsky is the Founder and Managing Partner of Conversant Capital LLC (“Conversant”). Mr. Simonovsky is the Managing Partner and Chief Investment Officer of Conversant. From 2011 to 2020, Mr. Simanovsky was a Partner at Senator Investment Group LP, where he was responsible for the firm’s investments in the real estate, gaming & lodging and housing sectors, among others. Prior to joining Senator in March 2011, Mr. Simanovsky was an investment professional with Cerberus Capital Management, LP, where he focused on originating and evaluating investment opportunities across a wide range of industries. Prior to joining Cerberus in August 2008, Mr. Simanovsky was in the Restructuring groups of both Rothschild Inc. and Houlihan Lokey Howard & Zukin, where he focused on providing advisory services to companies undergoing financial restructuring transactions. Mr. Simanovsky currently serves as Chairman of Quinn Residences and is a Director of Select Dental Management LLC (a dental services organization) and Valet Manager Inc. (a parking technology and management company). He previously served as a Director of Trade Street Residential, Inc. (an owner and operator of multi-family properties in the Southeast US), Gramercy Property Europe (an owner and operator of industrial assets in Europe), DFI Capital (the holding company for Engs Commercial Finance) and K2 Towers REIT (an owner and operator of cellular telephone towers). Mr. Simanovsky has significant experience related to investments in real estate and capital markets which provides unique insights into the Company’s opportunities and operations

Albert H. Small, Jr. has been a Director of INDUS since January 2009. Mr. Small, Jr. was President of Renaissance Housing Corporation, a private company involved in residential real estate development from 1984 through March 2005, and President of WCI Communities Mid-Atlantic Division from March 2005 through March 2008. Since March 2008, Mr. Small, Jr. has been active in the development and management of several commercial and office developments in Washington D.C. Mr. Small, Jr. is also a Director of United Bankshares, Inc. Mr. Small, Jr. has significant experience in real estate development and management that gives him unique insights into the Company’s challenges, opportunities and operations.

Jon W. Clark joined INDUS as Executive Vice President in September 2021 to work with former Chief Financial Officer, Anthony Galici, prior to his retirement. Mr. Clark was the Chief Accounting Officer of Rockhill Management, LLC, a property management business from June 2019 to September 2021. From April 2018 through March 2019, Mr. Clark was Chief Financial Officer and Treasurer of Gramercy Property Trust Inc. (“Gramercy” which was acquired by affiliates of Blackstone Real Estate Partners VIII L.P. in October 2018), a real estate investment trust that owned industrial and office properties. From March 2009 through April 2018, Mr. Clark was Chief Financial Officer, Accounting Officer and Treasurer of Gramercy, and from June 2007 through February 2009, Mr. Clark was the Corporate Controller of Gramercy.

Thomas M. Daniells joined INDUS as Senior Vice President, General Counsel and Secretary in April 2021. Mr. Daniells is an attorney and was engaged in the private practice of law from 1998 to April 2021 as a partner in the law firm of Murtha Cullina LLP.

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

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements of INDUS Realty Trust, Inc. See Item 8.
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	91
	Consolidated Balance Sheets as of December 31, 2021 and 2020	59
	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020 and the Month Ended December 31, 2020	60
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020 and the Month Ended December 31, 2020	61
	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020 and the Month Ended December 31, 2020	62
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020 and the Month Ended December 31, 2020	63
	Notes to Consolidated Financial Statements	64

(a)(2)	Financial Statement Schedules
	III—Real Estate and Accumulated Depreciation	S-106 to 108

(a)(3)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02
10.4	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.5	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.6	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.7	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.8	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.9	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.10	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.11	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.12	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.13	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.14	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.15	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.16	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.17	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.18	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.19	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.20	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.21	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.22	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.23	First Modification of Mortgage and Loan Documents between INDUS Development I, LLC, (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.24	Amended and Restated Secured Installment Note of INDUS Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.25	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.26	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.27	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.29	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.30	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.31	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.32	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.33	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.34†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.35	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.36	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.37	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.38	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.41†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.42	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.43	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.44	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.45	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.46	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.47	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.48	Fourth Modification Agreement between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.49	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.50	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.51	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.52	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.53	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.54†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.55†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.56	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.57	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.58	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.59	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.60	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.61†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.62†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.63†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.64	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.65	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.66	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.67	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.68	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.70†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.71	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
10.72†	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.73†	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.74†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21
10.75†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.76	Credit Agreement dated as of August 5, 2021, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	10-Q	001-12879	10.81	8/9/21
10.77	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

N/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS REALTY TRUST, INC.

Date: March 11, 2022	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: March 11, 2022	BY:	/s/ Jon W. Clark Jon W. Clark Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

March 11, 2022	/s/ david R. Bechtel David R. Bechtel	Director

March 11, 2022	/s/ Jon W. Clark Jon W. Clark	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

March 11, 2022	/s/ Frederick M. Danziger Frederick M. Danziger	Director

March 11, 2022	/s/ Gordon F. DuGan Gordon F. DuGan	Chairman of the Board of Directors

March 11, 2022	/s/ Michael S. Gamzon Michael S. Gamzon	Director, President and Chief Executive Officer

March 11, 2022	/s/ Jonathan P. May Jonathan P. May	Director

March 11, 2022	/s/ Molly North Molly North	Director

March 11, 2022	/s/ Amy Rose Silverman Amy Rose Silverman	Director

March 11, 2022	/s/ Michael Simanovsky Michael Simanovsky	Director

March 11, 2022	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2021

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at December 31, 2021
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total	Depreciation	Construction	Acquisition	Life

CT Industrial/Logistics Properties
Industrial/Logistics Building - Bloomfield	$-		$1	$-	$883	$1	$93	$790	$-	$-	$-	$884	$(692)	1988		40	yrs.
Industrial/Logistics Building - Bloomfield	-	(b)	251	1,198	1,599	251	327	1,752	718	-	-	3,048	(1,202)	1997	2007	40	yrs.
Industrial/Logistics Building - East Granby	12,291		4	1,722	1,224	4	780	2,139	27	-	-	2,950	(2,101)	1982	1989	40	yrs.
Industrial/Logistics Building - East Granby	-	(a)	4	-	2,177	4	231	1,664	282	-	-	2,181	(1,681)	1978		40	yrs.
Industrial/Logistics Building - East Granby	-	(a)	4	-	3,264	4	360	2,356	548	-	-	3,268	(2,590)	1980		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	259	-	5,966	259	1,422	3,866	678	-	-	6,225	(3,038)	1998		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	13	-	7,605	13	596	5,645	1,364	-	-	7,618	(3,493)	2008		40	yrs.
Industrial/Logistics Building - Windsor	-		12	-	9,849	12	396	5,867	3,586	-	-	9,861	(6,877)	1999		40	yrs.
Industrial/Logistics Building - Windsor	-		7	-	3,495	7	48	3,216	231	-	-	3,502	(2,030)	2001		40	yrs.
Industrial/Logistics Building - Windsor	15,867		13	-	6,468	13	95	5,438	935	-	-	6,481	(3,347)	2003		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	7,867	16	112	7,036	709	10	-	7,883	(4,123)	2006		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	15	-	17,292	15	199	13,920	3,173	-	-	17,307	(8,120)	2005		40	yrs.
Industrial/Logistics Building - Windsor	9,476		57	-	16,084	57	1,055	13,932	1,097	-	-	16,141	(6,078)	2009		40	yrs.
Industrial/Logistics Building - Windsor	17,145		20	-	10,274	20	804	8,187	1,283	-	-	10,294	(4,270)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	12	-	6,978	12	473	6,288	217	-	-	6,990	(3,118)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	10,017	16	2,364	6,917	736	-	-	10,033	(1,852)	2017		40	yrs.
Industrial/Logistics Building - Windsor	13,356		26	-	15,556	26	3,357	11,087	1,112	-	-	15,582	(1,981)	2018		40	yrs.

PA Industrial/Logistics Properties
Industrial/Logistics Building - Breinigsville	14,287		832	4,599	-	832	349	4,029	221	-	-	5,431	(2,028)	2006	2010	40	yrs.
Industrial/Logistics Building - Allentown	-	(a)	2,344	-	9,764	2,344	3,004	5,902	858	-	-	12,108	(1,224)	2018		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	17,824		1,351	-	15,727	1,351	1,402	13,075	1,250	-	-	17,078	(4,610)	2014		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	-	(a)	721	-	11,331	721	1,422	9,064	845	-	-	12,052	(4,015)	2012		40	yrs.
Industrial/Logistics Building - Hanover Township	23,152		3,620	-	17,061	3,620	4,608	10,353	2,100	-	-	20,681	(4,025)	2016		40	yrs.
Industrial/Logistics Building - Hanover Township	-	(a)	4,022	-	16,632	4,022	4,016	11,185	1,431	-	-	20,654	(4,613)	2015		40	yrs.
Industrial/Logistics Building - Allentown	-	(b)	2,163	-	10,728	2,163	392	10,204	132	-	-	12,891	(186)	1982	2021	40	yrs.

NC Industrial/Logistics Property
Industrial/Logistics Building - Concord	11,174		1,600	15,189	325	1,600	1,598	13,042	874	-	-	17,114	(2,895)	2015	2017	40	yrs.
Industrial/Logistics Building - Concord	-	(b)	1,412	-	10,452	1,412	2,675	6,586	1,191	-	-	11,864	(1,087)	2019		40	yrs.
Industrial/Logistics Building - Concord	-	(b)	1,304	-	9,375	1,304	2,461	5,730	234	950	-	10,679	(649)	2019		40	yrs.
Industrial/Logistics Building - Charlotte	-	(b)	4,606	-	37,677	4,606	3,526	33,348	200	603	-	42,283	(595)	2020	2021	40	yrs.
Industrial/Logistics Building - Charlotte	26,273		5,714	-	33,549	5,714	17,146	12,872	3,524	7	-	39,263	(339)	2021		40	yrs.
Industrial/Logistics Building - Charlotte	-	(b)	1,197	-	13,028	1,197	671	12,337	20	-	-	14,225	(103)	2000	2021	40	yrs.

SC Industrial/Logistics Property
Industrial/Logistics Building - North Charleston	-		3,166	-	24,372	3,166	4,182	20,077	113	-	-	27,538	(119)	2019	2021	40	yrs.

FL Industrial/Logistics Property
Industrial/Logistics Building - Orlando	6,182		1,150	8,204	-	1,150	833	6,517	854	-	-	9,354	(849)	1973	2019	40	yrs.
Industrial/Logistics Building - Orlando	4,914		1,555	6,386	-	1,555	390	5,268	728	-	-	7,941	(579)	1985	2020	40	yrs.
Industrial/Logistics Building - Orlando	-	(b)	1,407	4,277	1,349	1,407	588	4,779	259	-	-	7,033	(388)	1997	2020	40	yrs.
Industrial/Logistics Building - Orlando	-	(b)	2,369	4,277	10,891	2,369	2,832	12,288	48	-	-	17,537	(194)	2007	2021	40	yrs.

S-106

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at December 31, 2021
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

Office/Flex Properties
Office/Flex Building - Bloomfield	-	(b)	5	-	4,632	5	771	3,111	750	-	-	4,637		(3,989)	1977		40	yrs.
Office/Flex Building - Bloomfield	-		2	-	2,341	2	385	1,731	225	-	-	2,343		(1,918)	1988		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	2	-	3,261	2	215	2,301	697	48	-	3,263		(1,779)	1989		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	2,011	3	149	1,460	402	-	-	2,014		(1,418)	1990		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	2,264	3	90	1,638	449	87	-	2,267		(1,343)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	3	-	882	3	93	674	115	-	-	885		(730)	1991		40	yrs.
Office/Flex Building - Bloomfield	-	(b)	10	-	4,781	10	45	3,689	845	202	-	4,791		(2,704)	2001		40	yrs.

Other
Undeveloped land - New England Tradeport	-		713	-	6,389	713	91	-	-	5,383	915	7,102		(77)
Undeveloped land - Griffin Center/Griffin Center South	-		355	-	1,031	355	23	-	-	-	1,008	1,386		(21)
Undeveloped land - Phoenix Crossing	-		48	-	1,409	48	-	-	-	-	1,409	1,457		-
Undeveloped land - Other	-		615	-	1,032	615	691	-	-	-	341	1,647		(490)
Undeveloped land - Lehigh County, PA	-		6,455	-	10,176	6,455	-	-	-	10,176	-	16,631		-
Undeveloped land - Orange County, FL	-		5,658	-	3,671	5,658	-	-	-	3,671	-	9,329		-
	$171,941		$55,135	$45,852	$392,739	$55,135	$67,360	$311,360	$35,061	$21,137	$3,673	$493,726	(c)	$(99,560)
●	Building included in mortgage listed in the above line.
●	Buildings included as collateral for a $100,000 revolving line of credit.
●	As of December 31, 2021, the aggregate cost for Federal income tax purposes is $452,388.

S-107

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Year ended December 31, 2021

	Cost	Reserve
Balance at beginning of year	$367,160	$(124,839)
Changes during the year:
Additions to real estate assets	177,000	—
Additions to reserve charged to costs and expense	—	(13,563)
Reclassification from real estate held for sale	(27,463)	18,871
Impairment loss	(3,000)	—
Writeoff of fully depreciated assets	(19,971)	19,971
Balance at end of year	$493,726	$(99,560)

Year ended December 31, 2020

	Cost	Reserve
Balance at beginning of year	$354,586	$(115,642)
Changes during the year:
Additions to real estate assets	23,226	—
Additions to reserve charged to costs and expense	—	(11,930)
Reclassification to real estate held for sale	(8,314)	2,480
Impairment loss	(2,085)	—
Writeoff of fully depreciated assets	(253)	253
Balance at end of year	$367,160	$(124,839)

S-108