Form 10-Q
period 2022-03-31
INDUS REALTY TRUST, INC.
filed 2022-05-10
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Number of shares of Common Stock outstanding at May 6, 2022: 10,186,143

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate assets at cost, net	$ 419,888	$ 387,647
Cash and cash equivalents	125,727	150,263
Restricted cash	665	10,644
Other assets	37,650	34,102
Assets of discontinued operations	7,930	7,990
Total assets	$ 591,860	$ 590,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$ 168,950	$ 169,818
Deferred revenue	6,423	7,365
Accounts payable and accrued liabilities	13,183	9,671
Dividends payable	1,630	1,629
Other liabilities	11,216	15,254
Liabilities of discontinued operations	830	832
Total liabilities	202,232	204,569

Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 10,186,143 and 10,183,730 shares issued and outstanding, respectively	102	102
Additional paid-in capital	400,004	399,754
Accumulated deficit	(12,230)	(10,869)
Accumulated other comprehensive income (loss)	1,752	(2,910)
Total stockholders' equity	389,628	386,077
Total liabilities and stockholders' equity	$ 591,860	$ 590,646

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Rental revenue	$11,519	$9,530

Expenses:
Operating expenses of rental properties	1,299	1,410
Real estate taxes	1,477	1,367
Depreciation and amortization expense	4,156	3,106
General and administrative expenses	2,934	2,970
Total expenses	9,866	8,853

Other income (expense):
Interest expense	(1,519)	(1,749)
Change in fair value of financial instruments	—	260
Gain on sales of real estate assets	—	20
Investment and other income	21	7
Other expense	(3)	—
	(1,501)	(1,462)

Income (loss) from continuing operations	152	(785)

Discontinued operations:
(Loss) income from discontinued operations	(86)	17
Gain on sale of equipment	203	—
Income from discontinued operations	117	17

Net income (loss)	$269	$(768)

Income (loss) per Common Share-Basic:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	$0.01	$-
Net income (loss) per common share	$0.03	$(0.12)

Income (loss) per Common Share-Diluted:
Income (loss) from continuing operations	$0.02	$(0.12)
Income from discontinued operations	$0.01	$-
Net income (loss) per common share	$0.03	$(0.12)

Weighted average shares outstanding - basic	10,185	6,236
Weighted average shares outstanding - diluted	10,421	6,236

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$269	$(768)

Other comprehensive income:
Reclassifications included in net income (loss)	451	488
Unrealized gain on cash flow hedges	4,211	2,991
Total other comprehensive income	4,662	3,479
Total comprehensive income	$4,931	$2,711

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2021	10,183,730	$102	$399,754	$(10,869)	$(2,910)	$386,077
Equity awards issued	2,698	—	—	—	—	—
Stock-based compensation expense	—	—	273	—	—	273
Shares acquired to satisfy employee tax withholding requirements on stock awards	(285)	—	(23)	—	—	(23)
Common stock dividend, $0.16 per share	—	—	—	(1,630)	—	(1,630)
Net income	—	—	—	269	—	269
Total other comprehensive income, net of tax	—	—	—	—	4,662	4,662
Balance at March 31, 2022	10,186,143	$102	$400,004	$(12,230)	$1,752	$389,628

Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$99,117
Stock-based compensation expense	—	—	214	—	—	214
Exercise of stock options	233	—	6	—	—	6
Sale of common stock, net	1,927,049	19	108,657	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	(3,404)
Net loss	—	—	—	(768)	—	(768)
Total other comprehensive income, net of tax	—	—	—	—	3,479	3,479
Balance at March 31, 2021	7,715,534	$77	$233,454	$(21,835)	$(4,376)	$207,320

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$269	$(768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,396	3,343
Noncash rental revenue including straight-line rents	(983)	(437)
Stock-based compensation expense	273	214
Amortization of debt issuance costs	228	166
Gain on sales of equipment	(203)	—
Change in fair value of financial instruments	—	(260)
Gain on sales of real estate assets	—	(20)
Changes in assets and liabilities:
Other assets	1,051	2,428
Accounts payable and accrued liabilities	(225)	(423)
Deferred revenue	(600)	(652)
Other liabilities	(239)	237
Net cash provided by operating activities	3,967	3,828

Investing activities:
Acquisitions of land and buildings	(24,026)	—
Additions to real estate assets	(8,675)	(1,200)
Deposits on building and land acquisitions	(3,375)	—
Proceeds from sale of equipment, net of expenses	250	—
Deferred leasing costs and other	(20)	(284)
Proceeds from sales of real estate assets, net of expenses	—	496
Net cash used in investing activities	(35,846)	(988)
Financing activities:
Principal payments on mortgage loans	(1,076)	(1,267)
Dividends paid to stockholders	(1,629)	(3,404)
Proceeds from mortgage and construction loans	69	—
Proceeds from sale of common stock	—	108,676
Payment of debt issuance costs	—	(260)
Proceeds from exercise of stock options	—	6
Net cash (used in) provided by financing activities	(2,636)	103,751
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,515)	106,591
Cash and cash equivalents and restricted cash at beginning of period	160,907	28,124
Cash and cash equivalents and restricted cash at end of period	$126,392	$134,715

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) is a real estate business that has elected to be taxed as a real estate investment trust (“REIT”) as defined in the Internal Revenue Service Code of 1986, as amended (the “Code”) and is principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2022, INDUS owned 35 industrial/logistics properties aggregating approximately 5.4 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina and Florida. INDUS seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain parcels periodically over time.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year periods have been reclassified to conform to the current presentation.

INDUS’ consolidated financial statements reflect its accounts and its consolidated subsidiaries. INDUS consolidates the subsidiaries it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if INDUS is the primary beneficiary of a variable interest entity (“VIE”). There have been no VIEs in which INDUS is not a primary beneficiary.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in INDUS’ audited consolidated financial statements for the year ended December 31, 2021 included in INDUS’ Annual Report on Form 10-K, filed with the SEC on March 11, 2022. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The actual results experienced by INDUS may differ materially and adversely from INDUS’ estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

There are various accounting updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. INDUS does not expect the application of any of these other updates to have an impact on its consolidated financial statements.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$125,727	$150,263
Restricted cash	665	10,644
Total cash, cash equivalents and restricted cash	$126,392	$160,907

Discontinued Operations

Operating results and the gain or loss on sale for a component or groups of components, whose disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, are presented as discontinued operations in the statements of operations and the assets and liabilities of the component to be disposed of are classified as held for sale. In March 2022, INDUS commenced the sale process to fully exit its legacy investment in its remaining office/flex properties (“Office/Flex Portfolio). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximate 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. In March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the three months ended March 31, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift and following the sale, the Company will be positioned as a pure-play industrial/logistics real estate business with a modern portfolio located in select high-growth markets. The Office/Flex Portfolio is recorded as discontinued operations as of March 2022 and for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (see Note 4).

Reclassifications

Reclassifications were made related to discontinued operations as discussed in Discontinued Operations above. These reclassifications did not affect the Company's total financial position, results of operations or cash flows.

2. Sales of Common Stock

Public Offering

On February 2, 2021, INDUS filed a universal shelf registration statement on Form S-3 (the “Universal Shelf”) with the SEC. Under the Universal Shelf, the Company could offer and sell up to $500,000 of a variety of securities including the Company’s common stock (“Common Stock”), preferred stock, warrants, depositary shares, units or any combination of such securities. Under the Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS’ interest rate swap agreements (see Note 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	March 31, 2022
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$1,220	$—
Interest rate swap liabilities	$—	$365	$—

	December 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$188	$—
Interest rate swap liabilities	$—	$3,995	$—

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

The fair values of the mortgage loans and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At March 31, 2022 and December 31, 2021, the carrying values of the mortgage loans and construction loan were $168,950 and $169,818, respectively, and the fair values of the mortgage loans and construction loan were $178,607 and $180,731, respectively.

4.    Real Estate Assets and Discontinued Operations

Real estate assets consist of:

	Estimated
	Useful Lives	March 31, 2022	December 31, 2021
Land		$56,572	$55,104
Land improvements	10 to 30 years	65,849	65,520
Buildings and improvements	10 to 40 years	318,619	295,964
Tenant improvements	Shorter of useful life or terms of related lease	32,109	31,576
Construction in progress		31,559	20,799
Development costs		3,799	3,673
		508,507	472,636
Accumulated depreciation		(88,619)	(84,989)
		$419,888	$387,647

Total depreciation expense related to real estate assets was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Depreciation expense	$3,637	$2,679

On January 19, 2022, INDUS closed on the purchase of 782 Paragon Way (“782 Paragon”), an approximately 217,000 square foot fully leased building in the Charlotte, North Carolina market for $24,026, including transaction costs. INDUS determined the fair value of the assets acquired approximated the purchase price, which was allocated to real estate assets.

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio (see Note 1). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximate 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of March 31, 2022. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities held for sale on the consolidated balance sheets.

Real estate assets in discontinued operations consist of:

	March 31, 2022	December 31, 2021
Land	$31	$31
Land improvements	1,840	1,840
Buildings and improvements	15,403	15,396
Tenant improvements	3,485	3,485
Construction in progress	555	338
	21,314	21,090
Accumulated depreciation	(14,781)	(14,571)
	6,533	6,519
Other assets	1,397	1,471
Total assets associated with real estate assets held for sale	$7,930	$7,990

Accounts payable and accrued liabilities	$100	$67
Deferred revenue	518	620
Other liabilities	212	145
Total liabilities associated with real estate assets held for sale	$830	$832

5.    Mortgages Loans, Construction Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	March 31, 2022	December 31, 2021
4.39%, due January 2, 2025 *	$17,661	$17,824
4.17%, due May 1, 2026 *	12,185	12,291
3.79%, due November 17, 2026 *	22,958	23,152
4.39%, due August 1, 2027 *	9,405	9,476
3.97%, due September 1, 2027	11,111	11,174
4.57%, due February 1, 2028 *	17,025	17,145
3.60%, due January 2, 2030 *	6,139	6,182
3.48%, due February 1, 2030	14,186	14,287
3.50%, due July 1, 2030 *	4,881	4,914
4.33%, due August 1, 2030	15,770	15,867
4.51%, due April 1, 2034	13,271	13,356
Mortgage loans	144,592	145,668
Debt issuance costs	(1,677)	(1,745)
Mortgage loans, net of debt issuance costs	142,915	143,923

Construction loan:
One-month LIBOR plus 1.40%, due May 7, 2023	26,342	26,273
Debt issuance costs	(307)	(378)
Construction loan, net of debt issuance costs	26,035	25,895

Mortgage loans and construction loan, net of debt issuance costs	$168,950	$169,818

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its mortgage loans and its construction loan, including the effect of its interest rate swap agreements, was 3.76% as of March 31, 2022 and December 31, 2021. The Company accounts for its interest rate swap agreements as effective cash flow hedges. Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the first quarter of 2022 and 2021, INDUS recognized gains, included in other comprehensive income, of $4,662 and $3,479, respectively, on its interest rate swap agreements. As of March 31, 2022, $361 was expected to be reclassified over the next twelve months to AOCI from interest expense. Interest expense related to INDUS’ interest rate swap agreements in the first quarters of 2022 and 2021 was $451 and $488, respectively.

The following table summarizes the notional and fair value of our interest rate swaps designated as cash flow hedges at March 31, 2022 and December 31, 2021:

						Fair Value of Interest Rate
				Current Notional Value		Derivative Assets/(Liabilities)
			LIBOR	(in thousands)		(in thousands)
Effective	Maturity		Interest	March 31,	December 31,	March 31,	December 31,
Date	Date		Strike Rate	2022	2021	2022	2021

September 1, 2013	September 1, 2023	(a)	2.840%	$ 7,133	$ 7,204	($ 71)	($ 249)
January 1, 2015	January 1, 2025	(a)	2.260%	8,990	9,068	88	(390)
January 1, 2016	January 1, 2025	(a)	1.932%	1,538	1,552	20	(40)

September 1, 2015	September 1, 2025	(b)	2.118%	2,165	9,608	93	(334)
December 10, 2015	September 1, 2025	(b)	2.015%	9,521	2,185	28	(68)
November 17, 2016	November 17, 2026	(b)	2.085%	11,272	11,359	129	(518)

May 3, 2016	May 1, 2026		1.910%	12,185	12,291	216	(369)

March 15, 2017	March 1, 2027	(c)	2.501%	10,538	10,621	(73)	(641)
February 1, 2018	February 1, 2028	(c)	2.782%	6,487	6,524	(213)	(641)

July 14, 2017	August 1, 2027		4.390%	9,405	9,476	(8)	(526)

January 2, 2020	January 1, 2030		1.849%	6,139	6,182	158	(219)

July 1, 2020	July 1, 2030		0.942%	4,881	4,914	488	188

				$ 90,254	$ 90,984	$ 855	($ 3,807)

(a) (b) and (c) represent multiple interest rate swap agreements against a single mortgage

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. INDUS currently expects LIBOR-indexed rates to be available through that date, however, it is possible that they will become unavailable prior to that time. The interest rate on INDUSs floating rate debt under nonrecourse mortgage loans is based on LIBOR, however, INDUS entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans. INDUS’ loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. INDUS will continue to monitor and evaluate the impact, if any, on debt payments and the value of the Company’s floating rate debt.

On April 21, 2022, INDUS entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) for a $250 million secured credit facility (the “New Credit Facility”) (see Note 6), amending and restating the $100 million credit facility executed on August 5, 2021 (the “Existing Credit Facility”) to include the addition of a delayed draw term loan facility (the “DDTL Facility”) of $150 million for a term of five years, pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million). The DDTL will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.15%, based on the Company’s ratio of total indebtedness to total assets. Concurrent with the closing on the DDTL, the Company entered into an interest rate swap agreement to fix the interest rate on the DDTL at an effective rate of 4.15%.

6.     Revolving Credit Agreements

On April 21, 2022, the Credit Agreement was amended and restated to provide for, among other things: (1) the addition of the DDTL Facility of $150 million (see Note 5), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million), and (2) the transition from London Interbank Offered Rate (“LIBOR”) to SOFR for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The New Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Existing Credit Facility remain in place under the New Credit Facility. The New Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the New Credit Facility by up to $250 million in the aggregate, for a total of $500 million.

Borrowings under the New Credit Facility will continue to bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the initial annual interest rates under the New Credit Facility would be (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Existing Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the Existing Credit Facility). The annual interest rate under the Existing Credit Facility was the one-month LIBOR plus 1.20%.

Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319,149 plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $75,000 through December 30, 2022 (compared with $30,000 under the Existing Credit Facility), (b) $125,000 from December 31, 2022 through December 30, 2023 (compared with $50,000 under the Existing Credit Facility), and (c) $250,000 on and after December 31, 2023 (compared with $100,000 under the Existing Credit Facility); and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

As of March 31, 2022, the Company was in compliance with the covenants of the Existing Credit Facility. Based on the collateral in place as of March 31, 2022, $89,631 could be borrowed under the New Credit Facility. There have been no borrowings under the New Credit Facility, however, the New Credit Facility secures certain unused standby letters of credit aggregating $3,899 that are related to INDUS' development activities.

The Existing Credit Facility replaced INDUS’ $35,000 revolving credit line and $15,000 property acquisitions credit line with Webster Bank, N.A.that were scheduled to expire on September 30, 2021. Borrowings under this credit line were at a rate of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75% under this former revolving credit line and acquisition credit line, respectively.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$269	$(768)

Weighted average shares outstanding for computation of basic per share results	10,185,000	6,236,000
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units (a)	236,000	—
Adjusted weighted average shares for computation of diluted per share results	10,421,000	6,236,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options for the first quarter of 2021 would have been 95,000. For the first quarter of 2021, there was also a Warrant for the purchase of 515,747 shares of Common Stock that was anti-dilutive.

Equity Compensation Plans

Stock Options

There were no stock options granted in either the first quarter of 2022 or the first quarter of 2021.

As of March 31, 2022, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of 2022	$272
2023	$231
2024	$111
2025	$15

Number of option holders at March 31, 2022	14

A summary of INDUS’ stock option activity is as follows:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	220,937	$36.47	246,150	$36.06
Adjustment for stock dividend	—	$—	5,413	$34.29
Exercised	—	$—	(233)	$26.31
Outstanding at end of period	220,937	$36.47	251,330	$35.28

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	March 31, 2022	Exercise Price	(in years)	Value
$23.00 - $28.00	81,987	$26.23	4.0	$3,842
$28.00 - $32.00	14,073	$29.84	3.3	609
$32.00 - $47.00	124,877	$43.93	7.7	3,641
	220,937	$36.47	6.0	$8,092

Vested options	111,258	$28.13	4.2	$5,002

Restricted Stock Units

A summary of restricted stock units of Common Stock (“RSUs”) awarded under the INDUS Realty, LLC 2020 Incentive Award Plan for the first quarters of 2022 and 2021 is as follows:

	Time-based vesting
	March 31, 2022		March 31, 2021
	Number of	Weighted Avg.	Number of	Grant Date
	Units	Exercise Price	Units	Fair Value
Outstanding at beginning of period	12,829	$64.43	—	$-
Granted	7,991	$76.71	8,508	$63.15
Adjustment for dividends	26	$-	—	$-
Vested and distributed	(2,718)	$63.15	—	$-
Forfeited	(813)	$63.15	—	$-
Outstanding at end of period	17,315	$70.26	8,508	$63.15

	Performance-based vesting
	March 31, 2022		March 31, 2021
	Number of	Weighted Avg.	Number of	Grant Date
	Units	Exercise Price	Units	Fair Value
Outstanding at beginning of period	8,136	$78.97	—	$-
Granted	7,999	$100.19	8,508	$79.33
Adjustment for dividends	16	$-	—	$-
Forfeited	(1,219)	$79.33	—	$-
Outstanding at end of period	14,932	$90.22	8,508	$79.33

The time-based vesting RSUs granted to employees vest over three years in equal installments subject to the recipient’s continued employment. The time-based vesting RSUs granted to non-employee directors vest in one year. The performance-based vesting RSUs granted to employees vest after a period of three years and will be measured over the three-year period on pre-established goals. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to risk of forfeiture prior to the expiration of the applicable vesting period.

As of March 31, 2022, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of 2022	$752
2023	$695
2024	$360
2025	$585

Compensation expense for stock options and RSUs was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Compensation expense	$273	$214

Dividends

For the first quarter of 2022, the Company’s common dividend was as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2022	March 31, 2022	April 15, 2022	$0.16

On January 13, 2021, in conjunction with its election to be taxed as a REIT, INDUS announced a special dividend of $11,250 or $1.99 per share payable on March 8, 2021 in the form of cash or additional shares of the Company’s Common Stock, to holders of record as of January 22, 2021. The cash portion of the special dividend paid to stockholders was $3,404 and 125,212 shares of Common Stock were issued.

8.     Leases

The Company’s rental revenue reflects the leasing of space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum lease payments are recognized in rental income on a straight-line basis over the term of the related lease and estimated reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses are recognized in rental income in the period that the expenses are incurred. INDUS does not have any variable payment leases with its tenants.

The following is a schedule of minimum future cash rentals on the Company’s industrial/logistics operating leases as of March 31, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of 2022	$24,681
2023	30,576
2024	30,060
2025	27,091
2026	22,247
Thereafter	61,792
$196,447

Expenses related to operating leases where INDUS is the lessee were $35 in each of the 2022 and 2021 first quarters. The weighted average remaining lease term for these leases as of March 31, 2022, was 4.6 years.

Maturities of lease liabilities as of March 31, 2022 are as follows:

Balance of 2022	$106
2023	140
2024	141
2025	141
2026	117
Total undiscounted payments	645
Less: imputed interest	(50)
Present value of minimum lease payments	$595

9.    Supplemental Financial Statement Information

Other Assets

INDUS' other assets are comprised of the following:

	March 31, 2022	December 31, 2021
Deposits on building and land acquisitions	$12,175	$9,800
Deferred leasing costs, net	6,439	6,310
Straight-line rents	6,310	5,909
Intangible assets, net	5,228	5,495
Prepaid expenses	2,380	3,236
Accounts receivable (primarily leases)	1,330	399
Interest rate swap asset	1,220	188
Deferred financing costs related to revolving lines of credit	828	917
Right-of-use assets	563	593
Registration statement costs	341	341
Furniture, fixtures and equipment, net	316	369
Prepaid development costs	136	143
Other	384	402
Total other assets	$37,650	$34,102

Accounts Payable and Accrued Liabilities

INDUS' accounts payable and accrued liabilities are comprised of the following:

	March 31, 2022	December 31, 2021
Accrued construction costs and retainage	$9,201	$5,800
Trade payables	1,085	481
Accrued lease commissions	837	468
Accrued interest payable	595	556
Accrued real estate taxes	460	46
Accrued salaries, wages and other compensation	438	1,796
Other	567	524
Total accounts payable and accrued liabilities	$13,183	$9,671

Other Liabilities

INDUS' other liabilities are comprised of the following:

	March 31, 2022	December 31, 2021
Deferred compensation plan	$4,809	$5,097
Intangible liability, net	2,898	3,000
Prepaid rent from tenants	1,481	1,483
Security deposits of tenants	915	900
Lease liabilities	595	626
Interest rate swap liabilities	365	3,995
Other	153	153
Total other liabilities	$11,216	$15,254

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $3,401 and $1,723 in the first quarters of 2022 and 2021, respectively.

Interest payments were as follows:

For the Three Months Ended
March 31, 2022	March 31, 2021
$1,608	$1,691

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended
March 31, 2022	March 31, 2021
$356	$122

Cash flows from discontinued operation were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by operating activities of discontinued operations	$56	$62
Net cash provided by investing activities of discontinued operations	26	—
Net cash provided by financing activities of discontinued operations	—	—

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

As of March 31, 2022, INDUS had commitments of approximately $19,300 for construction work and tenant improvements under the terms of leases with certain of the Company’s tenants.

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after March 31, 2022, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended March 31, 2022, other than the disclosures herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INDUS Realty Trust, Inc., a Maryland corporation (“INDUS” or the “Company”) is a real estate business that has elected to be taxed as a real estate investment trust (“REIT”) as defined in the Internal Revenue Service Code of 1986, as amended (the “Code”) and is principally engaged in developing, acquiring, managing and leasing high-quality industrial/logistics properties in select supply-constrained and high growth markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of March 31, 2022, INDUS owned 35 industrial/logistics properties aggregating approximately 5.4 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina, and Florida. The Company seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns undeveloped land parcels much of which is not consistent with the Company’s core industrial and logistics strategy and therefore the Company sells certain properties periodically over time.

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio. The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximate 18,000 square foot storage building which had been used in the operations of the Office/Flex Portfolio and is located within the same business park. In March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $0.2 million for the three months ended March 31, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of March 31, 2022.

The significant accounting policies and methods used in the preparation of INDUS’ unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of INDUS’ audited consolidated financial statements for its year ended December 31, 2021 included in INDUS’ Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC on March 11, 2022.

Results of Operations

The Company’s net income was approximately $0.3 million for the three months ended March 31, 2022 as compared to a net loss of $0.8 million for the three months ended March 31, 2021. The Company increased rental revenues approximately 21% compared to the same quarter of the prior year.  The Company’s quarter end in-service occupancy was 100.0%. At March 31, 2022, the Company owned 35 buildings aggregating approximately 5.4 million square feet as compared to 30 buildings aggregating approximately 4.2 million square feet as of March 31, 2021. In addition, as of March 31, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $109.2 million and had seven buildings under development or under contract to develop comprising an additional 0.9 million square feet with an estimated investment of $115.7 million, of which $41.4 million had been spent as of March 31, 2022.

Net income from discontinued operations was approximately $0.1 million for the three months ended March 31, 2022. In March 2022, the Company announced its intention to sell its Office/Flex Portfolio. Included in net income from discontinued operations for the three months ended March 31, 2022, was a gain on the sale of equipment of $0.2 million related to the closure of the Company’s landscaping division which primarily served the Office/Flex Portfolio.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Rental Revenues

Total rental revenue was $11.5 million and $9.5 million for the first quarter of 2022 and 2021, respectively. The 21% increase in rental revenue was primarily due to significant acquisition and development activity in 2021 including a 141,000 square foot, 100% leased build-to-suit located in Charlotte, North Carolina placed in service in October 2021.

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties and its total real estate portfolio from December 31, 2021, through March 31, 2022, were as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of December 31, 2021	5,167,000	5,082,000	98.4%
Buildings acquired	217,000	217,000
Leasing of first generation space (1)	—	84,000
Leasing of second generation space (2)	—	62,000
Leases expired	—	(62,000)
Reclassified to discontinued operations	(18,000)	(18,000)
Remeasurements	(1,000)	—
As of March 31, 2022	5,365,000	5,365,000	100.0%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter	Change
Operating expenses of rental properties	$1,299	$1,410	$(111)
Real estate taxes	1,477	1,367	110
Depreciation and amortization expense	4,156	3,106	1,050
General and administrative expenses	2,934	2,970	(36)

Operating expenses of rental properties were approximately $1.3 million for the quarter ended March 31, 2022 as compared to $1.4 million for the quarter ended March 31, 2021. An increase in operating expenses due to the buildings acquired subsequent to March 31, 2021 was offset by lower snow removal costs of approximately $0.2 million due to less inclement weather for the quarter ended March 31, 2022 as compared to the same quarter of the prior year.

Real estate taxes increased to approximately $1.5 million for the quarter ended March 31, 2022, as compared to $1.4 million for the quarter ended March 31, 2021. The increase in real estate taxes principally reflected approximately $0.3 million due to the buildings acquired subsequent to March 31, 2021, offset by property sales in 2021.

The increase in depreciation and amortization expense for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 primarily reflects depreciation recorded on properties acquired subsequent to March 31, 2021.

General and administrative expenses of approximately $2.9 million for the quarter ended March 31, 2022 were essentially unchanged as compared to the quarter ended March 31, 2021. Increases in general and administrative expenses related to the Company’s growth in operations were offset by a reversal of a $0.2 million accrual for state taxes that the Company will not incur subsequent to the Company’s election to be taxed as a REIT and $0.3 million of a reduction in the non-cash mark to market charge related to the Company’s deferred compensation plan.

Other Income (Expense)

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter	Change
Interest expense	$(1,519)	$(1,749)	$230
Change in fair value of financial instruments	-	260	(260)
Gain on sales of real estate	-	20	(20)
Investment and other income (expense)	18	7	11
Total other income (expense)	$(1,501)	$(1,462)	$(39)

Interest expense was $1.5 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense reflects an increase in capitalized interest of $0.4 million for the three months ended March 31, 2022 from $0.1 million for the three months ended March 31, 2021, relating to the increase in the Company’s properties under development.

The change in fair value of financial instruments of $0.3 million for the quarter ended March 31, 2021 reflected a non-cash mark to market charge related to the fair value of a warrant issued on August 24, 2020 with a cash settlement provision which was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the warrant’s cash settlement provision expired and the fair value of the warrant as of that date was reclassified into stockholders’ equity.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

The Company’s total NOI from continuing operations and NOI on a cash basis from continuing operations (“Cash NOI”)1 for the three months ended March 31, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter
Rental revenue	$11,519	$9,530
Operating expenses of rental properties	(1,299)	(1,410)
Real estate taxes	(1,477)	(1,367)
NOI from continuing operations	8,743	6,753
Noncash rental revenue including
straight-line rents	(843)	(376)
Cash NOI from continuing operations	$7,900	$6,377

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after March 31, 2021 and increases in occupancy to 100% as of March 31, 2022 from 99.2% at March 31, 2021. These increases were partially offset by operating expenses, as described above. See below for information regarding why the Company believes NOI from continuing operations and Cash NOI from continuing operations are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Non-GAAP Reconciliations

The Company uses NOI from continuing operations, Cash NOI from continuing operations, Funds from Operations (“FFO”), Core Funds from continuing operations (“Core FFO”), Adjusted Funds from continuing operations

1 INDUS defines “Cash NOI from continuing operations” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents. Cash NOI from continuing operations is not a financial measure in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes this is a meaningful supplemental measure of its performance and a reconciliation of this measure from net income (loss), presented in accordance with U.S. GAAP.

(“Adjusted FFO”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDA”) and Adjusted EBITDA as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net income (loss), which remains the Company’s primary measure of performance, improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to FFO, Core FFO, Adjusted FFO, EBITDA and Adjusted EBITDA is net income (loss).

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

NOI from Continuing Operations and Cash NOI from Continuing Operations

NOI from continuing operations is a non-GAAP measure that includes the rental revenue, operating expenses and real estate taxes directly attributable to the Company’s industrial and logistics real estate properties. The Company uses NOI from continuing operations as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on the sale of real estate assets, investment income and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI from continuing operations will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI from continuing operations excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI from continuing operations as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI from continuing operations in a similar manner and, as such, the Company’s NOI from continuing operations may not be comparable to such other REITs’ NOI from continuing operations. Accordingly, NOI from continuing operations should be considered only as a supplement to net income as a measure of the Company’s performance. NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI from continuing operations should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

Cash NOI from continuing operations is a non-GAAP measure that the Company calculates by adding or subtracting non-cash rental revenue, including straight-line rental revenue, from NOI from continuing operations. The Company uses Cash NOI from continuing operations, together with NOI from continuing operations, as supplemental performance measures. Cash NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. Cash NOI from continuing operations should not be used as a substitute for cash flow from operating activities computed in accordance with U.S. GAAP.

Below is a reconciliation of NOI from continuing operations and Cash NOI from continuing operations to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter (a)
Income (loss) from continuing operations	$152	$(785)
Exclude:
Depreciation and amortization expense	4,156	3,106
General and administrative expenses	2,934	2,970
Interest expense	1,519	1,749
Change in fair value of financial instruments	-	(260)
Investment and other income	(21)	(7)
Gain on sales of real estate assets	-	(20)
Other expense	3	-
NOI from continuing operations	8,743	6,753
Noncash rental revenue including straight-line rents	(843)	(376)
Cash NOI from continuing operations	$7,900	$6,377
(a)	The three months ended March 31, 2021 includes the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

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

Core Funds from Continuing Operations

The Company defines Core FFO from continuing operations as FFO excluding (a) costs related to conversion to a REIT, (b) expense related to the performance of the non-qualified deferred compensation plan; (c) change in fair value of financial instruments, (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments (e) discontinued operations and (f) the write-off of non-recurring items.

Adjusted Funds from Continuing Operations

The Company defines Adjusted FFO from continuing operations as Core FFO from continuing operations less (a) noncash rental revenue including straight-line rents, (b) amortization of debt issuance costs, (c) noncash compensation expenses, (d) non-real estate depreciation and amortization expense, (e) tenant improvements and leasing commissions of second generation space and (f) maintenance capital expenditures needed to maintain the Company’s existing buildings. Below is a reconciliation of FFO, Core FFO and Adjusted FFO from continuing operations to net loss as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter
Net income (loss)	$269	$(768)
Exclude:
Depreciation and amortization expense	4,156	3,106
FFO adjustments related to discontinued operations	240	237
Non-real estate depreciation and amortization expense	(26)	(16)
Gain on sales of real estate assets	-	(20)
FFO	4,639	2,539
Exclude:
Core FFO adjustments related to discontinued operations	(357)	(254)
General and administrative expenses related to non-qualified deferred compensation plan performance	(288)	176
Change in fair value of financial instruments	-	(260)
General and administrative expenses related to REIT conversion	-	207
Core FFO from continuing operations	3,994	2,408
Exclude:
Noncash rental revenue including straight-line rents	(843)	(376)
Amortization of debt issuance costs	228	166
Noncash compensation expenses	273	214
Non-real estate depreciation and amortization expense	26	16
Tenant improvements and leasing commissions (2nd generation space)	(225)	(546)
Maintenance capital expenditures	(23)	(2)
Adjusted FFO from continuing operations	$3,430	$1,880

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines EBITDA as income (loss) from continuing operations (computed in accordance with U.S. GAAP) excluding (a) interest expense, (b) income tax expense, (c) depreciation and amortization expense, (d) gains and losses on the disposition of real estate assets (including gains or losses on change of control), (e) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and (f) adjustments to reflect the entity’s share of EBITDA of unconsolidated affiliates. INDUS does not currently have any unconsolidated properties or joint ventures.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate

The Company defines Adjusted EBITDA as EBITDA adjusted for (a) general and administrative expenses related to the REIT Conversion, (b) noncash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses, (c) change in fair value of financial instruments, and (d) gains or losses on the extinguishment of debt or derivative instruments.

A reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

(dollars in thousands)	2022	2021
	First	First
	Quarter	Quarter
Income (loss) from continuing operations	$152	$(785)

Interest expense	1,519	1,749
Depreciation and amortization expense	4,156	3,106
Gain on sales of real estate assets	-	(20)
EBITDA	5,827	4,050

General and administrative expenses related to REIT conversion	-	207
Noncash compensation expenses	(15)	390
Change in fair value of financial instruments	-	(260)
Adjusted EBITDA	$5,812	$4,387

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $4.0 million for the three months ended March 31, 2022, as compared to approximately $3.8 million in the 2021 three month period. The increase in net cash provided by operating activities was principally due to the increase in Cash NOI from continuing operations.

Net cash used in investing activities was approximately $35.8 million for the three months ended March 31, 2022 as compared to approximately $1.0 million in the 2021 three month period. The net cash used in investing activities in the 2022 period primarily reflected the purchase of an approximately 217,000 square foot fully leased building in the Charlotte, North Carolina market in January 2022 for $24.0 million and cash payments of $8.7 million related to industrial and logistics properties under development and deposits of approximately $3.4 million on building and land acquisitions.

Net cash used in financing activities was approximately $2.6 million for the three months ended March 31, 2022, as compared to $103.8 million of cash provided by financing activities in the 2021 three month period. The net cash used in financing activities for the three months ended March 31, 2022 primarily reflected $1.1 million of principal payments on mortgage loans and $1.6 million of dividend payments to stockholders. The net cash provided by financing activities for the three months ended March 31, 2021, principally reflected approximately $108.7 million from the sale of common stock partially offset by $1.3 million in principal payments on mortgage loans and approximately $3.4 million of dividend payments, including the Company’s special dividend made in connection with its REIT election.

Acquisition and Development Pipeline

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels. As of March 31, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $109.2 million and land under development or under contract to develop seven buildings comprising an additional 0.9 million square feet with an estimated investment of $115.7 million, of which $41.4 million was spent as of March 31, 2022.

Real estate acquisitions may or may not occur based on many factors, including real estate pricing. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation, real estate pricing, the availability and cost of construction inputs.

On April 21, 2022, INDUS amended its $100 million credit facility executed on August 5, 2021, to add a delayed draw term loan facility (the “DDTL Facility”) of $150 million for a term of five years (as amended the “Credit

Facility”), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million). The Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Credit Facility remain in place. The amendment to the Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to an additional $250 million for an aggregate total of $500 million.

As of March 31, 2022, the Company had cash and cash equivalents and restricted cash of approximately $126.4 million. Management believes that its cash and cash equivalents as of March 31, 2022, cash generated from leasing operations, sales of real estate assets (if any), and borrowing capacity under the Revolving Credit Facility and DDTL facility, will be sufficient to meet its working capital requirements, fund planned acquisitions and developments of industrial/logistics buildings, and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months. Other than the foregoing, there have been no material changes to our capital requirements and resources described in Part II, Item 7 of our 2021 Form 10-K.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

INDUS maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to INDUS’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), INDUS carried out an evaluation, under the supervision and with the participation of INDUS’ management, including INDUS’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of INDUS’ disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on the foregoing, INDUS’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in INDUS’ internal control over financial reporting during INDUS’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, INDUS’ internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, INDUS is involved in various litigation matters arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to INDUS’ financial position, results of operations or cash flows.

ITEM 1A.   RISK FACTORS.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Form 10-K.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases dated September 17, 2002 between Tradeport Development I, LLC and Farm Bureau Life Insurance Company	10-Q	001-12879	10.21	10/11/02

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.4	Mortgage Deed and Security Agreement dated December 17, 2002 between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC) and Webster Bank, N.A.	10-K	001-12879	10.24	2/28/03
10.5	Secured Installment Note and First Amendment of Mortgage and Loan Documents dated April 16, 2004 among Tradeport Development I, LLC, and INDUS Realty Trust, Inc. and Farm Bureau Life Insurance Company	10-Q	001-12879	10.28	7/13/04
10.6	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.7	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.8	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.9	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.10	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.11	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.12	Construction Loan and Security Agreement dated February 6, 2009 by and between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.36	10/6/10
10.13	$12,000,000 Construction Note dated February 6, 2009	10-Q	001-12879	10.37	4/9/09
10.14	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.15	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.16	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.17	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10
10.18	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.19	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.20	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.21	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective August 28, 2013	10-Q	001-12879	10.53	10/10/13
10.22	$9,100,000 Term Note effective August 28, 2013	10-Q	001-12879	10.54	10/10/13
10.23	First Modification of Mortgage and Loan Documents between INDUS Development I, LLC, (f/k/a Griffin Center Development I, LLC), INDUS Realty Trust, Inc., Tradeport Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.1	6/9/14
10.24	Amended and Restated Secured Installment Note of INDUS Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.2	6/9/14
10.25	Second Modification of Mortgage and Loan Documents between Tradeport Development I, LLC, INDUS Realty Trust, Inc., INDUS Development I, LLC and Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.3	6/9/14
10.26	Amended and Restated Secured Installment Note of Tradeport Development I, LLC to Farm Bureau Life Insurance Company, dated June 6, 2014	8-K	001-12879	10.4	6/9/14
10.27	Mortgage and Security Agreement between Riverbend Bethlehem Holdings I, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.35	2/13/15
10.28	Mortgage and Security Agreement between Riverbend Bethlehem Holdings II, LLC and First Niagara Bank, N.A. effective December 31, 2014	10-K	001-12879	10.36	2/13/15
10.29	$21,600,000 Term Note effective December 31, 2014	10-K	001-12879	10.37	2/13/15
10.30	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.31	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.32	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated August 28, 2015 and effective as of September 1, 2015	10-Q	001-12879	10.40	10/9/15
10.33	$14,100,000 Promissory Note dated September 1, 2015	10-Q	001-12879	10.41	10/9/15
10.34†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.35	$14,350,000 Promissory Note dated April 26, 2016	10-Q	001-12879	10.44	7/8/16
10.36	Loan and Security Agreement between INDUS Realty Trust, Inc. and People’s United Bank, N.A. dated April 26, 2016	10-Q	001-12879	10.45	7/8/16
10.37	Second Amendment to Revolving Line of Credit Loan Agreement by and between INDUS Realty Trust, Inc. and Webster Bank, N.A. dated July 22, 2016	10-Q	001-12879	10.47	10/7/16
10.38	$26,724,948.03 Promissory Note dated November 17, 2016	10-K	001-12879	10.49	2/10/17

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.39	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties I, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.50	2/10/17
10.40	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Riverbend Hanover Properties II, LLC as Mortgagor to and for the benefit of Webster Bank, N.A. as Mortgagee dated November 14, 2016 and effective as of November 17, 2016	10-K	001-12879	10.51	2/10/17
10.41†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.42	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.43	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.44	$10,600,000 Term Note dated July 14, 2017	10-Q	001-12879	10.56	10/10/17
10.45	Amended and Restated Loan and Security Agreement dated July 14, 2017 between Tradeport Development III, LLC, INDUS Realty Trust, Inc. and Berkshire Bank	10-Q	001-12879	10.57	10/10/17
10.46	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.47	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.48	Fourth Modification Agreement between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.49	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.50	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.51	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.52	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.53	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.54†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.55†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.56	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.57	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.58	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.59	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.60	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.61†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.62†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.63†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.64	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.65	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.66	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.67	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.68	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.70†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.71	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
10.72†	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.73†	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.74†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21
10.75†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.76	Credit Agreement dated as of August 5, 2021, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	10-Q	001-12879	10.81	8/9/21
10.77	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21
10.78	Amended and Restated Credit Agreement dated as of April 21, 2022, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	8-K	001-12879	10.1	4/26/22
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: May 10, 2022	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ JON W. CLARK
DATE: May 10, 2022	Jon W. Clark
Executive Vice President and Chief Financial Officer
Principal Accounting Officer