Form 10-Q
period 2022-06-30
INDUS REALTY TRUST, INC.
filed 2022-08-09
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Number of shares of Common Stock outstanding at August 5, 2022: 10,192,316

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate assets at cost, net	$ 463,525	$ 387,647
Cash and cash equivalents	76,172	150,263
Restricted cash	541	10,644
Assets of discontinued operations	8,880	7,990
Other assets	37,704	34,102
Total assets	$ 586,822	$ 590,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$ 106,790	$ 169,818
Delayed draw term loan, net of debt issuance costs	58,564	—
Deferred revenue	5,305	7,365
Accounts payable and accrued liabilities	11,289	9,671
Dividends payable	1,631	1,629
Liabilities of discontinued operations	786	832
Other liabilities	12,386	15,254
Total liabilities	196,751	204,569

Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 10,192,316 and 10,183,730 shares issued and outstanding, respectively	102	102
Additional paid-in capital	400,556	399,754
Accumulated deficit	(11,039)	(10,869)
Accumulated other comprehensive income (loss)	452	(2,910)
Total stockholders' equity	390,071	386,077
Total liabilities and stockholders' equity	$ 586,822	$ 590,646

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Rental revenue	$11,728	$9,303	$23,247	$18,833

Expenses:
Operating expenses of rental properties	1,040	959	2,339	2,369
Real estate taxes	1,507	1,373	2,984	2,740
Depreciation and amortization expense	4,322	3,203	8,478	6,309
General and administrative expenses	2,398	2,724	5,332	5,694
Total expenses	9,267	8,259	19,133	17,112

Other income (expense):
Interest expense	(152)	(1,711)	(1,671)	(3,460)
Change in fair value of financial instruments	—	(979)	—	(719)
Losses on early extinguishment of debt	(464)	—	(464)	—
Gain on sales of real estate assets	—	322	—	342
Investment and other income	84	115	105	122
Other expense	(3)	—	(6)	—
	(535)	(2,253)	(2,036)	(3,715)

Income (loss) from continuing operations before income taxes	1,926	(1,209)	2,078	(1,994)
Income tax benefit	585	—	585	—
Income (loss) from continuing operations	2,511	(1,209)	2,663	(1,994)

Discontinued operations:
Income from discontinued operations	311	58	225	75
Gain on sale of equipment	—	—	203	—
	311	58	428	75

Net income (loss)	$2,822	$(1,151)	$3,091	$(1,919)

Income (loss) per Common Share-Basic:
Income (loss) from continuing operations	$0.25	$(0.16)	$0.26	$(0.28)
Income from discontinued operations	$0.03	$0.01	$0.04	$0.01
Net income (loss) per common share	$0.28	$(0.15)	$0.30	$(0.27)

Income (loss) per Common Share-Diluted:
Income (loss) from continuing operations	$0.24	$(0.16)	$0.26	$(0.28)
Income from discontinued operations	$0.03	$0.01	$0.04	$0.01
Net income (loss) per common share	$0.27	$(0.15)	$0.30	$(0.27)

Weighted average shares outstanding - basic	10,186	7,718	10,184	6,981
Weighted average shares outstanding - diluted	10,342	7,718	10,384	6,981

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$2,822	$(1,151)	$3,091	$(1,919)

Other comprehensive (loss) income:
Reclassifications included in net income (loss)	(900)	506	(449)	994
Unrealized (loss) gain on cash flow hedges	(400)	(1,022)	3,811	1,969
Total other comprehensive (loss) income	(1,300)	(516)	3,362	2,963
Total comprehensive income (loss)	$1,522	$(1,667)	$6,453	$1,044

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2022	10,186,143	$102	$400,004	$(12,230)	$1,752	$389,628
Equity awards issued	673	—	—	—	—	—
Stock-based compensation expense	—	—	408	—	—	408
Exercise of stock options	5,500	—	144	—	—	144
Common stock dividend, $0.16 per share	—	—	—	(1,631)	—	(1,631)
Net income	—	—	—	2,822	—	2,822
Total other comprehensive loss, net of tax	—	—	—	—	(1,300)	(1,300)
Balance at June 30, 2022	10,192,316	$102	$400,556	$(11,039)	$452	$390,071

Balance at March 31, 2021	7,715,534	$77	$233,454	$(21,835)	$(4,376)	$207,320
Stock-based compensation expense	—	—	291	—	—	291
Exercise of stock options	6,137	—	162	—	—	162
Common stock dividend, $0.15 per share	—	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	(1,151)	—	(1,151)
Total other comprehensive loss, net of tax	—	—	—	—	(516)	(516)
Balance at June 30, 2021	7,721,671	$77	$233,907	$(24,144)	$(4,892)	$204,948

For the Six Months Ended June 30, 2022 and 2021

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Loss	Total
Balance at December 31, 2021	10,183,730	$102	$399,754	$(10,869)	$(2,910)	$386,077
Equity awards issued	3,371	—	—	—	—	—
Stock-based compensation expense	—	—	681	—	—	681
Shares acquired to satisfy employee tax withholding requirements on stock awards	(285)	—	(23)	—	—	(23)
Exercise of stock options	5,500	—	144	—	—	144
Common stock dividends, $0.32 per share	—	—	—	(3,261)	—	(3,261)
Net income	—	—	—	3,091	—	3,091
Total other comprehensive income, net of tax	—	—	—	—	3,362	3,362
Balance at June 30, 2022	10,192,316	$102	$400,556	$(11,039)	$452	$390,071

Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$99,117
Stock-based compensation expense	—	—	505	—	—	505
Exercise of stock options, including shares tendered related to stock options exercised	6,370	—	168	—	—	168
Sale of common stock, net	1,927,049	19	108,657	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	(3,404)
Common stock dividend, $0.15 per share	—	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	(1,919)	—	(1,919)
Total other comprehensive income, net of tax	—	—	—	—	2,963	2,963
Balance at June 30, 2021	7,721,671	$77	$233,907	$(24,144)	$(4,892)	$204,948

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net income (loss)	$3,091	$(1,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,714	6,767
Noncash rental revenue including straight-line rents	(2,080)	(856)
Amortization of terminated swap agreements and related income tax benefit	(1,812)	—
Stock-based compensation expense	681	505
Amortization of debt issuance costs	492	407
Losses on early extinguishment of debt	464	—
Gain on sales of equipment	(203)	—
Change in fair value of financial instruments	—	719
Gain on sales of real estate assets	—	(342)
Changes in assets and liabilities:
Other assets	3,426	(100)
Accounts payable and accrued liabilities	130	(505)
Deferred revenue	(1,276)	(1,659)
Other liabilities	(349)	685
Net cash provided by operating activities	11,278	3,702

Investing activities:
Acquisitions of land and buildings	(55,784)	(60,100)
Additions to real estate assets	(28,459)	(10,388)
Deposits on building and land acquisitions	(3,488)	—
Deferred leasing costs and other	(845)	(883)
Proceeds from sale of equipment, net of expenses	250	—
Proceeds from sales of real estate assets, net of expenses	—	3,141
Net cash used in investing activities	(88,326)	(68,230)

Financing activities:
Principal payments on mortgage loans	(63,829)	(2,540)
Proceeds from delayed draw term loan and construction loan	60,069	—
Dividends paid to stockholders	(3,259)	(4,562)
Payment of debt issuance costs	(1,498)	(807)
Proceeds from termination of interest rate swap agreements	1,227	—
Proceeds from exercise of stock options	144	168
Proceeds from sale of common stock	—	108,676
Net cash (used in) provided by financing activities	(7,146)	100,935
Net (decrease) increase in cash and cash equivalents and restricted cash	(84,194)	36,407
Cash and cash equivalents and restricted cash at beginning of period	160,907	30,675
Cash and cash equivalents and restricted cash at end of period	$76,713	$67,082

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) is a real estate business that has elected to be taxed as a real estate investment trust (“REIT”) as defined in the Internal Revenue Service Code of 1986, as amended (the “Code”) and is principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained and high growth markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2022, INDUS owned 39 industrial/logistics properties aggregating approximately 5.7 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina and Florida. INDUS seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain parcels periodically over time.

The results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year periods have been reclassified to conform to the current presentation.

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

There are various accounting updates recently issued which represent technical corrections to the accounting literature or apply to specific industries. INDUS does not expect the application of any of these updates to have an impact on its consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

INDUS considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. INDUS’ restricted cash primarily consists of reserves for real estate taxes as required by certain mortgage note obligations as well as proceeds from property sales held by a qualified intermediary to be used for a tax deferred Section 1031 Like-Kind Exchange (“1031 Like-Kind Exchange”) under the Code.

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$76,172	$150,263
Restricted cash	541	10,644
Total cash, cash equivalents and restricted cash	$76,713	$160,907

Discontinued Operations

Operating results and the gain or loss on sale for a component or groups of components, whose disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, are presented as discontinued operations in the consolidated statements of operations and the assets and liabilities of the component to be disposed of are classified as held for sale. In March 2022, INDUS commenced the sale process to fully exit its legacy investment in its remaining office/flex properties (“Office/Flex Portfolio”). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. In March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the six months ended June 30, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift and following the sale, the Company will be positioned as a pure-play industrial/logistics real estate business with a modern portfolio located in select high-growth markets. The Office/Flex Portfolio is recorded as a discontinued operation as of June 30, 2022 and for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operation on the consolidated balance sheets and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations (see Note 4).

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

3.    Fair Value

INDUS applies the provisions of ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

	June 30, 2022
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$1,197	$—
Interest rate swap liabilities	$—	$1,057	$—

	December 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$188	$—
Interest rate swap liabilities	$—	$3,995	$—

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

The fair values of the mortgage loans, delayed draw term loan and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At June 30, 2022 and December 31, 2021, the carrying values of the mortgage loans, delayed draw term loan and construction loan were $165,354 and $169,818, respectively, and the fair values of the mortgage loans, delayed draw term loan and construction loan were $165,447 and $180,731, respectively.

4.    Real Estate Assets and Discontinued Operations

Real estate assets consist of:

	Estimated
	Useful Lives	June 30, 2022	December 31, 2021
Land		$64,559	$55,104
Land improvements	10 to 30 years	67,149	65,520
Buildings and improvements	10 to 40 years	342,610	295,964
Tenant improvements	Shorter of useful life or terms of related lease	32,956	31,576
Construction in progress		44,818	20,799
Development costs		3,834	3,673
		555,926	472,636
Accumulated depreciation		(92,401)	(84,989)
		$463,525	$387,647

Total depreciation expense related to real estate assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Depreciation expense	$3,753	$2,766	$7,390	$5,445

On June 8, 2022, INDUS closed on the purchase of an approximately 205,000 square foot, fully leased portfolio in Florida for $31,758, including transaction costs. This portfolio is comprised of two buildings in the Palm Beach market totaling approximately 84,000 square feet and an approximately 121,000 square foot building in the Orlando market.

On January 19, 2022, INDUS closed on the purchase of 782 Paragon Way (“782 Paragon”), an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market for $24,026, including transaction costs.

The purchase prices for acquisitions as of June 30, 2022 were allocated as follows:

	782 Paragon Way	3312 Shader Road	6600 High Ridge Road	7700 High Ridge Road	Total
Land	$1,469	$2,832	$1,679	$2,354	$8,334
Land improvements	329	213	194	175	911
Buildings and improvements	22,228	11,195	6,340	5,715	45,478
Tenant improvements	—	107	44	40	191
Intangible assets	—	685	422	385	1,492
Intangible liabilities	—	(158)	—	(464)	(622)
	$24,026	$14,874	$8,679	$8,205	$55,784

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio (see Note 1). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of June 30, 2022. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operations on the consolidated balance sheets.

Real estate assets in discontinued operations consist of:

	June 30, 2022	December 31, 2021
Land	$31	$31
Land improvements	1,843	1,840
Buildings and improvements	15,403	15,396
Tenant improvements	3,485	3,485
Construction in progress	1,492	338
	22,254	21,090
Accumulated depreciation	(14,778)	(14,571)
	7,476	6,519
Other assets	1,404	1,471
Total assets of discontinued operations	$8,880	$7,990

Accounts payable and accrued liabilities	$136	$67
Deferred revenue	511	620
Other liabilities	139	145
Total liabilities of discontinued operations	$786	$832

5.    Mortgages Loans, Construction Loan, Delayed Draw Term Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	June 30, 2022	December 31, 2021
3.97%, due September 1, 2027	$11,048	$11,174
4.57%, due February 1, 2028 *	16,908	17,145
3.60%, due January 2, 2030 *	6,095	6,182
3.48%, due February 1, 2030	14,084	14,287
3.50%, due July 1, 2030 *	4,847	4,914
4.33%, due August 1, 2030	15,672	15,867
4.51%, due April 1, 2034	13,185	13,356
4.39%, due January 2, 2025 *	—	17,824
4.17%, due May 1, 2026 *	—	12,291
3.79%, due November 17, 2026 *	—	23,152
4.39%, due August 1, 2027 *	—	9,476
Mortgage loans	81,839	145,668
Debt issuance costs	(1,155)	(1,745)
Mortgage loans, net of debt issuance costs	80,684	143,923

Construction loan:
One-month LIBOR plus 1.40%, due May 7, 2023	26,342	26,273
Debt issuance costs	(236)	(378)
Construction loan, net of debt issuance costs	26,106	25,895

Mortgage loans and construction loan, net of debt issuance costs	$106,790	$169,818

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its mortgage loans, delayed draw term loan and construction loan, including the effect of its interest rate swap agreements, was 3.79% and 3.76% as of June 30, 2022 and December 31,

2021, respectively. The Company accounts for its interest rate swap agreements as effective cash flow hedges. Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the six months ended June 30, 2022 and 2021, INDUS recognized gains, included in other comprehensive income, of $3,362 and $2,963, respectively, on its interest rate swap agreements. As of June 30, 2022, $432 was expected to be reclassified over the next twelve months to AOCI from interest expense. Interest income related to INDUS’ interest rate swap agreements in the six months ended June 30, 2022 was $449 and interest expense related to INDUS’ interest rate swap agreements in the six months ended June 30, 2021 was $994.

On April 21, 2022, INDUS entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) for a $250,000 secured credit facility (the “New Credit Facility”) (see Note 6), amending and restating the $100,000 credit facility executed on August 5, 2021 (the “Existing Credit Facility”) to include the addition of a delayed draw term loan facility (the “DDTL Facility”) of $150,000 for a term of five years, pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25,000).

The Company made the first of such draws under the DDTL Facility in May 2022 and as of June 30, 2022, INDUS had drawn $60,000 under the DDTL Facility (see Note 6). The Company used these proceeds to repay four of its nonrecourse mortgage loans, that had encumbered ten buildings, in the amount of $61,787, resulting in a loss on early extinguishment of debt of $464. In connection with the repayments, the Company also terminated associated interest rate hedges resulting in a gain of $1,227 recorded against interest expense and recognized an income tax benefit of $585 related to the reclassification of gains included in other comprehensive income for the six months ended June 30, 2022. As of June 30, 2022, the net debt issuance costs related to the DDTL Facility were $1,436.

Subsequent to June 30, 2022, the ten buildings previously encumbered by the nonrecourse mortgage loans that were prepaid (as discussed above) were added to the borrowing base of the Company’s New Credit Facility.

The DDTL Facility bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.15%, based on the Company’s ratio of total indebtedness to total assets. Concurrent with the closing on the DDTL Facility, the Company entered into an interest rate swap agreement to fix the interest rate on the DDTL Facility at an effective rate of 4.15%.

The following table summarizes the notional and fair values of our interest rate swaps designated as cash flow hedges at June 30, 2022 and December 31, 2021:

							Fair Value of Interest Rate
			LIBOR	SOFR	Current Notional Value		Derivative Assets/(Liabilities)
Effective	Maturity		Interest	Interest	June 30,	December 31,	June 30,	December 31,
Date	Date		Strike Rate	Strike Rate	2022	2021	2022	2021

July 1, 2022	April 21, 2027		n/a	2.933%	$ 60,000	$ -	($ 1,057)	$ -

March 15, 2017	March 1, 2027	(a)	2.501%	n/a	10,457	10,621	163	(641)
February 1, 2018	February 1, 2028	(a)	2.782%	n/a	6,451	6,524	28	(641)

January 2, 2020	January 1, 2030		1.849%	n/a	6,095	6,182	374	(219)

July 1, 2020	July 1, 2030		0.942%	n/a	4,847	4,914	632	188

September 1, 2013	September 1, 2023	(b)	2.840%	n/a	-	7,204	-	(249)
January 1, 2015	January 1, 2025	(b)	2.260%	n/a	-	9,068	-	(390)
January 1, 2016	January 1, 2025	(b)	1.932%	n/a	-	1,552	-	(40)

September 1, 2015	September 1, 2025	(c)	2.118%	n/a	-	9,608	-	(334)
December 10, 2015	September 1, 2025	(c)	2.015%	n/a	-	2,185	-	(68)
November 17, 2016	November 17, 2026	(c)	2.085%	n/a	-	11,359	-	(518)

May 3, 2016	May 1, 2026		1.910%	n/a	-	12,291	-	(369)

July 14, 2017	August 1, 2027		4.390%	n/a	-	9,476	-	(526)

					$ 87,850	$ 90,984	$ 140	($ 3,807)

(a) (b) and (c) represent multiple interest rate swap agreements against a single mortgage

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. INDUS currently expects LIBOR-indexed rates to be available through that date, however, it is possible that they will become unavailable prior to that time. The interest rate on INDUS’ floating rate debt under nonrecourse mortgage loans is based on LIBOR, however, INDUS entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans. INDUS’ loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. INDUS will continue to monitor and evaluate the impact, if any, on debt payments and the value of the Company’s floating rate debt.

6.     Revolving and Delayed Draw Term Loan Facility Credit Agreement

On April 21, 2022, the Credit Agreement was amended and restated to provide for, among other things: (1) the addition of the DDTL Facility of $150,000 (see Note 5), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25,000), and (2) the transition from LIBOR to SOFR for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The New Credit Facility continues to include a $100,000 revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Existing Credit Facility remain in place under the New Credit Facility. The New Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the New Credit Facility by up to $250,000 in the aggregate, for a total of $500,000.

Borrowings under the New Credit Facility will continue to bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the initial annual interest rates under the New Credit Facility would be (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Existing Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the

Existing Credit Facility). The annual interest rate under the Existing Credit Facility was the one-month LIBOR plus 1.20%. As of June 30, 2022, the Company had drawn $60,000 under the DDTL Facility (see Note 5).

Under the terms of the New Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319,149 plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company after March 31, 2021; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $75,000 through December 30, 2022 (compared with $30,000 under the Existing Credit Facility), (b) $125,000 from December 31, 2022 through December 30, 2023 (compared with $50,000 under the Existing Credit Facility), and (c) $250,000 on and after December 31, 2023 (compared with $100,000 under the Existing Credit Facility); and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

As of June 30, 2022, the Company was in compliance with the covenants of the New Credit Facility. Based on the collateral in place as of June 30, 2022, $111,181 could be borrowed under the New Credit Facility. In addition to the $60,000 drawn under the DDTL Facility, the New Credit Facility also secures certain unused standby letters of credit aggregating $5,873 that are related to INDUS' development activities.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$2,822	$(1,151)	$3,091	$(1,919)

Weighted average shares outstanding for computation of basic per share results	10,186,000	7,718,000	10,184,000	6,981,000
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units (a)	156,000	—	200,000	—
Adjusted weighted average shares for computation of diluted per share results	10,342,000	7,718,000	10,384,000	6,981,000
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and a warrant for the three months and six months ended June 30, 2021 would have been 137,000 and 136,000, respectively.

Equity Compensation Plans

Stock Options

There were no stock options granted in either the 2022 six month period or the 2021 six month period.

As of June 30, 2022, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of 2022	$179
2023	$231
2024	$111
2025	$15

Number of option holders at June 30, 2022	14

A summary of INDUS’ stock option activity is as follows:

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	220,937	$36.47	246,150	$36.06
Adjustment for stock dividend	—	$—	5,413	$34.29
Exercised	(5,500)	$26.31	(6,370)	$26.46
Forfeited	(1,724)	$23.19	(1,067)	$37.49
Outstanding at end of period	213,713	$36.83	244,126	$35.50

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	June 30, 2022	Exercise Price	(in years)	Value
$23.00 - $28.00	74,763	$26.29	3.8	$2,472
$28.00 - $32.00	14,073	$29.84	3.0	416
$32.00 - $47.00	124,877	$43.93	7.5	1,926
	213,713	$36.83	5.9	$4,814

Vested options	111,503	$28.92	4.3	$3,394

Restricted Stock Units

A summary of restricted stock units of Common Stock (“RSUs”) awarded under the INDUS Realty, LLC 2020 Incentive Award Plan for the six months ended June 30, 2022 and 2021 is as follows:

	Time-based vesting
	June 30, 2022		June 30, 2021
	Number of	Weighted Avg.	Number of	Grant Date
	Units	Exercise Price	Units	Fair Value
Outstanding at beginning of period	12,829	$64.43	—	$—
Granted	13,514	$68.68	13,191	$64.62
Adjustment for dividends	64	$—	47	$—
Vested and distributed	(3,391)	$63.97	—	$—
Forfeited	(813)	$63.15	(409)	$63.15
Outstanding at end of period	22,203	$66.95	12,829	$64.43

	Performance-based vesting
	June 30, 2022		June 30, 2021
	Number of	Weighted Avg.	Number of	Grant Date
	Units	Exercise Price	Units	Fair Value
Outstanding at beginning of period	8,136	$78.97	—	$—
Granted	7,999	$100.19	8,508	$79.33
Adjustment for dividends	49	$—	37	$—
Forfeited	(1,219)	$79.33	(409)	$79.33
Outstanding at end of period	14,965	$90.03	8,136	$78.97

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

As of June 30, 2022, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of 2022	$615
2023	$830
2024	$359
2025	$585

Compensation expense for stock options and RSUs was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Compensation expense	$408	$291	$681	$505

Dividends

For the six months ended June 30, 2022, the Company’s common dividends were as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2022	March 31, 2022	April 15, 2022	$0.16

June 30, 2022	June 30, 2022	July 15, 2022	$0.16

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

INDUS declared a cash dividend on its Common Stock on May 7, 2021, of $0.15 per share and paid $1,158 for this dividend on June 30, 2021.

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

The following is a schedule of minimum future cash rentals on the Company’s industrial/logistics operating leases as of June 30, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of 2022	$17,773
2023	34,089
2024	33,722
2025	30,171
2026	23,708
Thereafter	67,996
$207,459

Expenses related to operating leases where INDUS is the lessee were $69 in each of the 2022 and 2021 six month periods. The weighted average remaining lease term for these leases as of June 30, 2022, was 4.3 years.

Maturities of lease liabilities as of June 30, 2022 are as follows:

Balance of 2022	$71
2023	144
2024	143
2025	143
2026	117
Total undiscounted payments	618
Less: imputed interest	(45)
Present value of minimum lease payments	$573

9.    Supplemental Financial Statement Information

Other Assets

INDUS' other assets are comprised of the following:

	June 30, 2022	December 31, 2021
Deposits on building and land acquisitions	$11,288	$9,800
Deferred leasing costs, net	6,943	6,310
Straight-line rents	6,815	5,909
Intangible assets, net	6,439	5,495
Accounts receivable (primarily leases)	1,298	399
Interest rate swap assets	1,197	188
Prepaid expenses	973	3,236
Deferred financing costs related to revolving lines of credit	755	917
Right-of-use assets	544	593
Furniture, fixtures and equipment, net	431	369
Registration statement costs	341	341
Prepaid development costs	271	143
Other	409	402
Total other assets	$37,704	$34,102

Accounts Payable and Accrued Liabilities

INDUS' accounts payable and accrued liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
Accrued construction costs and retainage	$6,888	$5,800
Accrued lease commissions	937	468
Accrued real estate taxes	916	46
Accrued salaries, wages and other compensation	815	1,796
Accrued interest payable	543	556
Trade payables	470	481
Other	720	524
Total accounts payable and accrued liabilities	$11,289	$9,671

Other Liabilities

INDUS' other liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
Deferred compensation plan	$4,322	$5,097
Intangible liability, net	3,413	3,000
Prepaid rent from tenants	1,784	1,483
Security deposits of tenants	1,084	900
Interest rate swap liabilities	1,057	3,995
Lease liabilities	573	626
Other	153	153
Total other liabilities	$12,386	$15,254

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,088 and $8,767 in the six months ended June 30, 2022 and 2021, respectively.

Interest payments were as follows:

For the Three Months Ended		For the Six Months Ended
June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
$409	$1,699	$2,017	$3,390

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended		For the Six Months Ended
June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
$468	$223	$824	$345

Cash flows from discontinued operations were as follows:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by operating activities of discontinued operations	$183	$304
Net cash used in investing activities of discontinued operations	(914)	(26)
Net cash provided by financing activities of discontinued operations	—	—

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

As of June 30, 2022, INDUS had commitments of approximately $29,523 for construction work and tenant improvements under the terms of leases with certain of the Company’s tenants.

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after June 30, 2022, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended June 30, 2022, other than the disclosures herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INDUS Realty Trust, Inc., a Maryland corporation (“INDUS” or the “Company”) is a real estate business that has elected to be taxed as a real estate investment trust (“REIT”) as defined in the Internal Revenue Service Code of 1986, as amended (the “Code”) and is principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained and high growth markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

As of June 30, 2022, INDUS owned 39 industrial/logistics properties aggregating approximately 5.7 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina, and Florida. The Company seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the markets it targets, all of which can serve multiple drivers of demand in the modern supply chain. As of June 30, 2022, all properties are wholly-owned, however, INDUS may in the future, selectively acquire, own and/or develop properties through other ownership structures such as joint ventures with other persons or entities when such transactions are warranted by the circumstances. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain properties periodically over time.

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio. The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Windsor and Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building which had been used in the operations of the Office/Flex Portfolio and is located within the same business park. Also, in March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $0.2 million for the six months ended June 30, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of June 30, 2022.

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

Results of Operations

The Company’s net income was approximately $2.8 million for the three months ended June 30, 2022 as compared to a net loss of approximately $1.2 million for the three months ended June 30, 2021. The Company’s rental revenue increased approximately 26% compared to the same quarter of the prior year.

The Company’s net income was approximately $3.1 million for the six months ended June 30, 2022 as compared to a net loss of $1.9 million for the six months ended June 30, 2021. The Company’s rental revenue increased approximately 23% compared to the same six month period of the prior year.  The Company’s in-service occupancy was 99.4% and 95.3% as of June 30, 2022 and 2021, respectively.  At June 30, 2022, the Company owned 39 buildings aggregating approximately 5.7 million square feet as compared to 32 buildings aggregating approximately 4.7 million square feet as of June 30, 2021. In addition, as of June 30, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $109.2 million and land under development or under contract to develop six buildings comprising an additional 0.8 million square feet with an estimated investment of $103.8 million, of which $40.5 million had been spent as of June 30, 2022.

Net income from discontinued operations was approximately $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Net income from discontinued operations was approximately $0.4 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Included in net income from discontinued operations for the six months ended June 30, 2022, was a gain on the sale of equipment of $0.2 million related to the closure of the Company’s Landscaping division which primarily served the Office/Flex Portfolio.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Rental Revenues

Total rental revenue was $11.7 million and $9.3 million for the second quarter of 2022 and 2021, respectively. The 26% increase in rental revenue was primarily due to significant development and acquisition activity including a 141,000 square foot, 100% leased build-to-suit located in Charlotte, North Carolina placed in service in October 2021. The Company purchased several buildings in the second half of 2021 that did not contribute to revenue in the three and six months ended June 30, 2021. These included a 395,500 square foot building and a 128,000 square foot building in Charlotte, North Carolina, a 139,500 square foot building in Lakeland, Florida and a 196,500 square foot building in Charleston, South Carolina.

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties during the second quarter of 2022 reflected the construction of an approximately 102,000 square foot building of which approximately 68,000 square feet was leased and the Company’s acquisition of an approximately 205,000 square foot, fully leased portfolio in Florida that is comprised of two buildings in the Palm Beach market totaling approximately 84,000 square feet and an approximately 121,000 square foot building in the Orlando market.

Expenses

(dollars in thousands)	2022	2021
	Second	Second
	Quarter	Quarter	Change
Operating expenses of rental properties	$1,040	$959	$81
Real estate taxes	1,507	1,373	134
Depreciation and amortization expense	4,322	3,203	1,119
General and administrative expenses	2,398	2,724	(326)

Operating expenses of rental properties were essentially unchanged at approximately $1.0 million for the quarters ended June 30, 2022 and June 30, 2021, respectively. An increase in operating expenses due to the buildings acquired subsequent to June 30, 2021 was offset by property sales in the latter part of 2021.

Real estate taxes increased to approximately $1.5 million for the quarter ended June 30, 2022, as compared to $1.4 million for the quarter ended June 30, 2021. The increase in real estate taxes principally reflected the buildings acquired subsequent to June 30, 2021, also partially offset by property sales in the latter part of 2021.

The increase in depreciation and amortization expense for the quarter ended June 30, 2022 as compared to the quarter ended June 30, 2021 primarily reflects depreciation expense recorded on properties acquired and placed into service subsequent to June 30, 2021, partially offset by the property sales noted above.

General and administrative expenses of approximately $2.4 million for the quarter ended June 30, 2022 decreased as compared to $2.7 million for the quarter ended June 30, 2021. The decrease was primarily attributable to a decrease of approximately $0.8 million in expenses related to the Company’s non-qualified deferred compensation plan due to the effect of lower stock market performance in the 2022 second quarter as compared to the 2021 second quarter, which was offset by an increase of $0.4 in compensation and incentive costs due to higher employee headcount related to the Company’s growth.

Other Income (Expense)

(dollars in thousands)	2022	2021
	Second	Second
	Quarter	Quarter	Change
Interest expense	$(152)	$(1,711)	$1,559
Change in fair value of financial instruments	-	(979)	979
Losses on early extinguishment of debt	(464)	-	(464)
Gain on sales of real estate	-	322	(322)
Investment and other income	81	115	(34)
Total other expense	$(535)	$(2,253)	$1,718

Interest expense was $0.2 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in interest expense primarily reflects the termination of several interest rate hedges associated with certain nonrecourse mortgage loans repaid in the second quarter of 2022, resulting in a gain of $1.2 million recorded against interest expense, as well as an increase in capitalized interest of $0.2 million relating to the increase in the Company’s properties under development and a decrease of $0.2 million attributable to lower debt outstanding in the second quarter of 2022 compared to the second quarter of 2021, which was partially offset by an increase of $0.1 million related to the Company’s construction loan.

The decrease in fair value of financial instruments of $1.0 million for the quarter ended June 30, 2021 reflected a non-cash mark to market charge related to the fair value of a warrant issued on August 24, 2020 with a cash settlement provision which was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the warrant’s cash settlement provision expired and the fair value of the warrant as of that date was reclassified into stockholders’ equity.

The increase in losses on early extinguishment of debt of $0.5 million in the quarter ended June 30, 2022 related to the repayment of four nonrecourse mortgages loans that had encumbered ten buildings, using funds draw under the DDTL Facility (as defined below).

The gain on sales of real estate assets of $0.3 million in the three months ended June 30, 2021 represented the sale of non-core assets comprised of a small restaurant building and two undeveloped land parcels.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

The Company’s total net operating income (“NOI”) from continuing operations and NOI on a cash basis (“Cash NOI”)1 from continuing operations for the three months ended June 30, 2022 and 2021 were as follows:

(dollars in thousands)	2022	2021
	Second	Second
	Quarter	Quarter (a)
Rental revenue	$11,728	$9,303
Operating expenses of rental properties	(1,040)	(959)
Real estate taxes	(1,507)	(1,373)
NOI from continuing operations	9,181	6,971
Noncash rental revenue including
straight-line rents	(954)	(379)
Cash NOI from continuing operations	$8,227	$6,592

(a)	The three months ended June 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

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

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after June 30, 2021 and increases in occupancy to 99.4% as of June 30, 2022 from 95.3% at June 30, 2021. See above for information regarding why the Company believes NOI from continuing operations and Cash NOI from continuing operations are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Rental Revenues

Total rental revenue was $23.2 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. The 23% increase in rental revenue was primarily due to significant development and acquisition activity and increases in overall total portfolio occupancy, as discussed above.

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties from December 31, 2021, through June 30, 2022, were as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of December 31, 2021	5,167,000	5,082,000	98.4%
Buildings acquired	422,000	422,000
Building constructed	102,000	68,000
Leasing of first generation space (1)	—	84,000
Leasing of second generation space (2)	—	62,000
Leases expired	—	(62,000)
Reclassified to discontinued operations	(18,000)	(18,000)
Remeasurements	(1,000)	(1,000)
As of June 30, 2022	5,672,000	5,637,000	99.4%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	2022	2021
	Six Month	Six Month
	Period	Period	Change
Operating expenses of rental properties	$2,339	$2,369	$(30)
Real estate taxes	2,984	2,740	244
Depreciation and amortization expense	8,478	6,309	2,169
General and administrative expenses	5,332	5,694	(362)

Operating expenses of rental properties were essentially unchanged for the six months ended June 30, 2022 and June 30, 2021. An increase in operating expenses due to the buildings acquired subsequent to June 30, 2021 was offset by the sale of three office/flex buildings and one industrial building in the fourth quarter of 2021 and the closure of the Company’s Landscaping Division in March 2022.

Real estate taxes increased to approximately $3.0 million for the six months ended June 30, 2022, as compared to approximately $2.7 million for the six months ended June 30, 2021. The increase in real estate taxes principally reflected the buildings acquired subsequent to June 30, 2021, offset by property sales in 2021 as noted above.

The increase in depreciation and amortization expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily reflects depreciation recorded on properties acquired and placed into service subsequent to June 30, 2021 offset by the property sales noted above.

General and administrative expenses of approximately $5.3 million for the six months ended June 30, 2022 decreased as compared to $5.7 million for the six months ended June 30, 2021. The decrease was primarily comprised of an:

●	approximately $1.2 million decrease in expenses related to the Company’s non-qualified deferred compensation plan due to the effect of lower stock market performance in the 2022 six month period as compared to the 2021 six month period; and an
●	approximately $0.3 million decrease due to the reversal of an accrual for state taxes that the Company will not incur due to the Company's election to be taxed as a REIT; and an
●	approximately $0.2 million decrease due to expense incurred in the 2021 six month period related to the Company’s conversion to a REIT;

partially offset by an:

●	approximately $1.0 increase in compensation and incentive costs due to higher employee headcount related to the Company’s growth; and an
●	approximately $0.3 million increase related to the implementation of a new accounting software system.

Other Income (Expense)

(dollars in thousands)	2022	2021
	Six Month	Six Month
	Period	Period	Change
Interest expense	$(1,671)	$(3,460)	$1,789
Change in fair value of financial instruments	-	(719)	719
Losses on early extinguishment of debt	(464)	-	(464)
Gain on sales of real estate	-	342	(342)
Investment and other income	99	122	(23)
Total other expense	$(2,036)	$(3,715)	$1,679

Interest expense was $1.7 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense primarily reflects the termination of several interest rate hedges, as discussed above, resulting in a gain of $1.2 million as well as an increase in capitalized interest of $0.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, relating to the increase in the Company’s properties under development. Also, a decrease of $0.4 million was attributable to lower debt outstanding in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, which was partially offset by an increase of $0.3 million related to the Company’s construction loan.

The decrease in fair value of financial instruments of $0.7 million for the six months ended June 30, 2021 reflected a non-cash mark to market charge related to the fair value of a warrant issued on August 24, 2020 with a cash settlement provision which was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the warrant’s cash settlement provision expired and the fair value of the warrant as of that date was reclassified into stockholders’ equity.

The increase in losses on early extinguishment of debt of $0.5 million in the six months ended June 30, 2022 related to the repayment of four nonrecourse mortgage loans, as discussed above.

The gain on sales of real estate of $0.3 million in the six months ended June 30, 2021 represented the sale of non-core assets comprised of a small restaurant building and two undeveloped land parcels.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

The Company’s total NOI from continuing operations and Cash NOI from continuing operations for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	Six Month	Six Month
(dollars in thousands)	Period	Period (a)
Rental revenue	$23,247	$18,833
Operating expenses of rental properties	(2,339)	(2,369)
Real estate taxes	(2,984)	(2,740)
NOI from continuing operations	17,924	13,724
Noncash rental revenue including
straight-line rents	(1,797)	(755)
Cash NOI from continuing operations	$16,127	$12,969

(a)	The six months ended June 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after June 30, 2021 and increases in occupancy to 99.4% as of June 30, 2022 from 95.3% at June 30, 2021.

Non-GAAP Reconciliations

The Company uses NOI from continuing operations, Cash NOI from continuing operations, Funds from continuing operations (“FFO”), Core funds from continuing operations (“Core FFO”), Adjusted funds from continuing operations (“Adjusted FFO”), Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net income (loss), which remains the Company’s primary measure of performance, improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to FFO, Core FFO, Adjusted FFO, EBITDA and Adjusted EBITDA is net income (loss).

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

NOI from Continuing Operations and Cash NOI from Continuing Operations

NOI from continuing operations is a non-GAAP measure that includes the rental revenue and operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI from continuing operations as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, change in fair value of financial instruments, gains (or losses) on early extinguishment of debt, gains (or losses) on the sale of real estate assets, investment income and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI from continuing operations will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI from continuing operations excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI from continuing operations as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI from continuing operations in a similar manner and, as such, the Company’s NOI from continuing operations may not be comparable to such other REITs’ NOI from continuing operations. Accordingly, NOI from continuing operations should be considered only as a supplement to net income (loss) as a measure of the Company’s performance. NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI from continuing operations should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI from continuing operations and Cash NOI from continuing operations to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	2022	2021	2022	2021
	Second	Second	Six Month	Six Month
	Quarter	Quarter (a)	Period	Period (a)
Net income (loss)	$2,822	$(1,151)	$3,091	$(1,919)
Income from discontinued operations	(311)	(58)	(428)	(75)
Income tax benefit	(585)	-	(585)	-
Pretax income (loss) from continuing operations	1,926	(1,209)	2,078	(1,994)
Exclude:
Depreciation and amortization expense	4,322	3,203	8,478	6,309
General and administrative expenses	2,398	2,724	5,332	5,694
Interest expense	152	1,711	1,671	3,460
Change in fair value of financial instruments	-	979	-	719
Losses on early extinguishment of debt	464	-	464	-
Investment and other income	(84)	(115)	(105)	(122)
Gain on sales of real estate assets	-	(322)	-	(342)
Other expense	3	-	6	-
NOI from continuing operations	9,181	6,971	17,924	13,724
Noncash rental revenue including straight-line rents	(954)	(379)	(1,797)	(755)
Cash NOI from continuing operations	$8,227	$6,592	$16,127	$12,969
(a)	The three months and six months ended June 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

In an effort to improve the understanding of the Company’s operating results as compared to its operating results in a prior period and that of other REITs, the Company presents a funds from continuing operations metric substantially similar to funds from operations as calculated in accordance with standards established by Nareit (“Nareit FFO”).

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

Core Funds from Continuing Operations

The Company defines Core FFO from continuing operations as FFO excluding (a) costs related to conversion to a REIT, (b) expense related to the performance of the non-qualified deferred compensation plan; (c) change in fair value of financial instruments, (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments, (e) discontinued operations and (f) the write-off of non-recurring items.

Adjusted Funds from Continuing Operations

The Company defines Adjusted FFO from continuing operations as Core FFO from continuing operations less (a) noncash rental revenue including straight-line rents, (b) amortization of debt issuance costs, (c) noncash compensation expenses, (d) non-real estate depreciation and amortization expense, (e) tenant improvements and leasing commissions of second generation space and (f) maintenance capital expenditures needed to maintain the Company’s existing buildings. Below is a reconciliation of FFO, Core FFO from continuing operations and Adjusted FFO from continuing operations to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	2022	2021	2022	2021
	Second	Second	Six Month	Six Month
	Quarter	Quarter (a)	Period	Period (a)
Net income (loss)	$2,822	$(1,151)	$3,091	$(1,919)
Exclude:
Depreciation and amortization expense	4,322	3,203	8,478	6,309
FFO adjustments related to discontinued operations	(4)	221	236	458
Non-real estate depreciation and amortization expense	(20)	(22)	(46)	(38)
Gain on sales of real estate assets	-	(322)	-	(342)
FFO	7,120	1,929	11,759	4,468
Exclude:
Core FFO adjustments related to discontinued operations	(307)	(279)	(664)	(533)
Amortization of terminated swap agreement	(1,812)	-	(1,812)	-
General and administrative expenses related to non-qualified deferred compensation plan performance	(487)	244	(775)	420
Losses on debt extinguishment	464	-	464	-
Change in fair value of financial instruments	-	979	-	719
General and administrative expenses related to REIT conversion	-	56	-	263
Core FFO from continuing operations	4,978	2,929	8,972	5,337
Exclude:
Noncash rental revenue including straight-line rents	(954)	(379)	(1,797)	(755)
Amortization of debt issuance costs	264	241	492	407
Noncash compensation expenses	408	291	681	505
Non-real estate depreciation and amortization expense	20	22	46	38
Tenant improvements and leasing commissions (2nd generation space)	(177)	(156)	(402)	(702)
Maintenance capital expenditures	(472)	(294)	(495)	(296)
Adjusted FFO from continuing operations	$4,067	$2,654	$7,497	$4,534
(a)	The three months and six months ended June 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines EBITDA as income (loss) from continuing operations (computed in accordance with U.S. GAAP) excluding (a) interest expense, (b) income tax benefit (expense), (c) depreciation and amortization expense, (d) gains and losses on the disposition of real estate assets (including gains or losses on change of control), and (e) impairment write-downs of depreciated property, and (f) adjustments to reflect the entity’s share of EBITDA of unconsolidated affiliates. INDUS does not currently have any unconsolidated properties or joint ventures.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

(dollars in thousands)	2022	2021	2022	2021
	Second	Second	Six Month	Six Month
	Quarter	Quarter (a)	Period	Period (a)
Income (loss) from continuing operations	$2,511	$(1,209)	$2,663	$(1,994)

Interest expense	152	1,711	1,671	3,460
Depreciation and amortization expense	4,322	3,203	8,478	6,309
Gain on sales of real estate assets	-	(322)	-	(342)
Income tax benefit	(585)	-	(585)	-
EBITDA	6,400	3,383	12,227	7,433

General and administrative expenses related to REIT conversion	-	56	-	263
Noncash compensation expenses	(79)	535	(94)	925
Change in fair value of financial instruments	-	979	-	719
Losses on debt extinguishment	464		464	-
Amortization of terminated swap agreement	(1,227)	-	(1,227)
Adjusted EBITDA	$5,558	$4,953	$11,370	$9,340

(a)	The three months and six months ended June 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $11.3 million for the six months ended June 30, 2022, as compared to approximately $3.7 million in the 2021 six month period. The increase in net cash provided by operating activities was principally due to the increase in Cash NOI from continuing operations and the change in other assets due to the timing of the payment of real estate taxes.

Net cash used in investing activities was approximately $88.3 million for the six months ended June 30, 2022 as compared to approximately $68.2 million in the 2021 six month period. The net cash used in investing activities in the 2022 period primarily reflected: (i) the purchase of an approximately 205,000 square foot, fully leased portfolio in the Palm Beach and Orlando markets in Florida in June 2022 for $31.8 million; (ii) the purchase of an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market in January 2022 for $24.0 million; (iii) cash payments of $28.5 million related to industrial and logistics properties under development; and (iv) deposits of approximately $3.4 million on building and land acquisitions. The net cash used in investing activities for the six months ended June 30, 2021 primarily reflected the purchase of two industrial/logistics buildings for $60.1 million and $10.4 million related to industrial and logistics properties under development offset by $3.1 million from the sales of real estate assets.

Net cash used in financing activities was approximately $7.1 million for the six months ended June 30, 2022, as compared to $100.9 million of cash provided by financing activities in the 2021 six month period. The net cash used in financing activities for the six months ended June 30, 2022 primarily reflected $61.8 million for the prepayment of four nonrecourse mortgage loans, $2.0 million of recurring principal payments on mortgage loans and $3.3 million of dividend payments to stockholders, offset by proceeds of $60 million related to the first draw under the Company’s

DDTL Facility (see below). The net cash provided by financing activities for the six months ended June 30, 2021 principally reflected approximately $108.7 million from the sale of the Company’s common stock (the “Common Stock”) partially offset by $2.5 million in principal payments on mortgage loans and approximately $4.6 million of dividend payments, including the Company’s special dividend made in connection with its REIT election.

Acquisition and Development Pipeline

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels, which, under certain circumstances, the Company may consider owning through other ownership structures such as joint ventures. As of June 30, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $109.2 million and land under development or under contract to develop six buildings comprising an additional 0.8 million square feet with an estimated investment of $103.8 million, of which $40.5 million was spent as of June 30, 2022.

Real estate acquisitions may or may not occur based on many contingencies and other factors, including real estate pricing and there can be no guarantee that acquisitions in the Company’s pipeline will be completed under their current terms, anticipated timelines, or at all. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation, real estate pricing, the availability and cost of construction inputs.

On April 21, 2022, INDUS amended its $100 million credit facility executed on August 5, 2021, to add a delayed draw term loan facility (the “DDTL Facility”) of $150 million for a term of five years (as amended the “Credit Facility”), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million). As of June 30, 2022, the Company had drawn $60 million under the DDTL Facility. The Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Credit Facility remain in place. The amendment to the Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to an additional $250 million for an aggregate total of $500 million, subject to satisfaction of certain financial covenants including limitations on a minimum tangible net worth, fixed charge coverage ratios, total leverage and secured indebtedness. The Company currently has no borrowings outstanding under its Revolving Credit Facility.

As of June 30, 2022, the Company had cash and cash equivalents and restricted cash of approximately $76.7 million. Management believes that its cash and cash equivalents as of June 30, 2022, cash generated from leasing operations, sales of real estate assets (if any), and borrowing capacity under the Revolving Credit Facility and DDTL Facility, will be sufficient to meet its working capital requirements, fund planned acquisitions and developments of industrial/logistics buildings, and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months. Other than the foregoing, there have been no material changes to our capital requirements and resources described in Part II, Item 7 of our 2021 Form 10-K.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels, including, without limitation in connection with potential joint ventures; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the Updated Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; and expectations regarding the payment of dividends on Common Stock; expectations and uncertainties related to COVID-19 and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for 2021 as updated by Part II, Item 1A “Risk Factors” in this Form 10-Q.

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

As required by SEC Rule 13a-15(b), INDUS carried out an evaluation, under the supervision and with the participation of INDUS’ management, including INDUS’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of INDUS’ disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, INDUS’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in INDUS’ internal control over financial reporting during INDUS’ most recent quarter that has materially affected, or is reasonably likely to materially affect, INDUS’ internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Form 10-K.

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Asset Purchase Agreement, dated January 6, 2014, effective January 8, 2014, among Monrovia Connecticut LLC as Buyer, Monrovia Nursery Company as Guarantor, Imperial Nurseries, Inc. as Seller and INDUS Realty Trust, Inc. (f/k/a Griffin Industrial Realty, Inc. and Griffin Land & Nurseries, Inc.) as Owner	8-K	001-12879	2.1	1/14/14
2.2	Letter Agreement, dated January 6, 2014, among Imperial Nurseries, Inc., River Bend Holdings, LLC, Monrovia Connecticut LLC and Monrovia Nursery Company	8-K	001-12879	2.2	1/14/14
2.3	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.4	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.5	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.6	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.7	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.8	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.9	Loan and Security Agreement dated July 9, 2009 between INDUS Realty Trust, Inc. and People’s United Bank, N.A.	10-Q	001-12879	10.40	10/8/09
10.10	$10,500,000 Promissory Note dated July 9, 2009	10-Q	001-12879	10.41	10/8/09
10.11	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.12	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.13†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.14†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.15	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.16	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.17	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.18	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.19	Fourth Modification Agreement between INDUS Development IV, LLC (f/k/a Griffin Center Development IV, LLC), INDUS Development V, LLC (f/k/a Griffin Center Development V, LLC), INDUS Realty Trust, Inc. and Webster Bank, N.A. dated September 22, 2017	10-K	001-12879	10.60	2/8/18
10.20	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.21	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.22	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.23	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.24	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.25†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.26†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.27	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.28	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.29	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.30	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.31	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.32†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.33†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.34†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.35	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.36	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.37	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.38	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.39	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.40†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
10.41	Construction Loan Agreement dated May 7, 2021 by and among Riverbend Old Statesville, LLC as Borrower and JPMorgan Chase Bank, N.A. as lender	8-K	001-12879	10.1	5/10/21
10.42†	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.43†	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.44†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21
10.45†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.46	Credit Agreement dated as of August 5, 2021, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	10-Q	001-12879	10.81	8/9/21
10.47	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21
10.48	Amended and Restated Credit Agreement dated as of April 21, 2022, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	8-K	001-12879	10.1	4/26/22
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: August 9, 2022	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ JON W. CLARK
DATE: August 9, 2022	Jon W. Clark
Executive Vice President and Chief Financial Officer
Principal Accounting Officer