Form 10-Q
period 2022-09-30
INDUS REALTY TRUST, INC.
filed 2022-11-08
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Number of shares of Common Stock outstanding at November 3, 2022: 10,192,416

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate assets at cost, net	$ 479,561	$ 387,647
Cash and cash equivalents	25,741	150,263
Restricted cash	267	10,644
Interest rate swap assets	7,573	188
Assets of discontinued operations	9,585	7,990
Other assets	45,054	33,914
Total assets	$ 567,781	$ 590,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$ 80,172	$ 169,818
Delayed draw term loan, net of debt issuance costs	58,639	—
Deferred revenue	7,377	7,365
Accounts payable and accrued liabilities	11,608	9,671
Interest rate swap liabilities	—	3,995
Dividends payable	1,631	1,629
Liabilities of discontinued operations	859	832
Other liabilities	10,099	11,259
Total liabilities	170,385	204,569

Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 10,192,416 and 10,183,730 shares issued and outstanding, respectively	102	102
Additional paid-in capital	400,963	399,754
Accumulated deficit	(11,554)	(10,869)
Accumulated other comprehensive income (loss)	7,885	(2,910)
Total stockholders' equity	397,396	386,077
Total liabilities and stockholders' equity	$ 567,781	$ 590,646

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars and share count in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Rental revenue	$13,044	$10,243	$36,291	$29,076

Expenses:
Operating expenses of rental properties	1,194	1,040	3,533	3,409
Real estate taxes	1,659	1,601	4,643	4,341
Depreciation and amortization expense	4,823	3,739	13,301	10,048
General and administrative expenses	2,906	2,283	8,238	7,977
Total expenses	10,582	8,663	29,715	25,775

Other income (expense):
Interest expense	(1,507)	(1,700)	(3,178)	(5,160)
Impairment of real estate assets	—	(3,000)	—	(3,000)
Change in fair value of financial instruments	—	(2,027)	—	(2,746)
Gain on sales of real estate assets	—	1,450	—	1,792
Investment and other income	90	119	195	241
Losses on early extinguishment of debt	(189)	—	(653)	—
Other expense	(26)	—	(32)	—
	(1,632)	(5,158)	(3,668)	(8,873)

Income (loss) from continuing operations before income taxes	830	(3,578)	2,908	(5,572)
Income tax (provision) benefit	—	(24)	585	(24)
Income (loss) from continuing operations	830	(3,602)	3,493	(5,596)

Discontinued operations:
Income from discontinued operations	286	55	511	130
Gain on sale of equipment	—	—	203	—
	286	55	714	130

Net income (loss)	$1,116	$(3,547)	$4,207	$(5,466)

Income (loss) per Common Share-Basic:
Income (loss) from continuing operations	$0.08	$(0.47)	$0.34	$(0.78)
Income from discontinued operations	$0.03	$0.01	$0.07	$0.02
Net income (loss) per common share	$0.11	$(0.46)	$0.41	$(0.76)

Income (loss) per Common Share-Diluted:
Income (loss) from continuing operations	$0.08	$(0.47)	$0.34	$(0.78)
Income from discontinued operations	$0.03	$0.01	$0.07	$0.02
Net income (loss) per common share	$0.11	$(0.46)	$0.41	$(0.76)

Weighted average shares outstanding - basic	10,192	7,724	10,188	7,231
Weighted average shares outstanding - diluted	10,292	7,724	10,365	7,231

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$1,116	$(3,547)	$4,207	$(5,466)

Other comprehensive income (loss):
Reclassifications included in net income (loss)	46	510	(403)	1,504
Unrealized gain on cash flow hedges	7,387	114	11,198	2,083
Total other comprehensive income	7,433	624	10,795	3,587
Total comprehensive income (loss)	$8,549	$(2,923)	$15,002	$(1,879)

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended September 30, 2022 and 2021

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2022	10,192,316	$102	$400,556	$(11,039)	$452	$390,071
Stock-based compensation expense	—	—	404	—	—	404
Exercise of stock options	100	—	3	—	—	3
Common stock dividend, $0.16 per share	—	—	—	(1,631)	—	(1,631)
Net income	—	—	—	1,116	—	1,116
Total other comprehensive income, net of tax	—	—	—	—	7,433	7,433
Balance at September 30, 2022	10,192,416	$102	$400,963	$(11,554)	$7,885	$397,396

Balance at June 30, 2021	7,721,671	$77	$233,907	$(24,144)	$(4,892)	$204,948
Stock-based compensation expense	—	—	305	—	—	305
Exercise of stock options	9,052	—	239	—	—	239
Reclassification of warrants	—	—	12,192	—	—	12,192
Common stock dividend, $0.15 per share	—	—	—	(1,159)	—	(1,159)
Net loss	—	—	—	(3,547)	—	(3,547)
Total other comprehensive income, net of tax	—	—	—	—	624	624
Balance at September 30, 2021	7,730,723	$77	$246,643	$(28,850)	$(4,268)	$213,602

For the Nine Months Ended September 30, 2022 and 2021

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2021	10,183,730	$102	$399,754	$(10,869)	$(2,910)	$386,077
Equity awards issued	3,371	—	—	—	—	—
Stock-based compensation expense	—	—	1,085	—	—	1,085
Shares acquired to satisfy employee tax withholding requirements on stock awards	(285)	—	(23)	—	—	(23)
Exercise of stock options	5,600	—	147	—	—	147
Common stock dividends, $0.48 per share	—	—	—	(4,892)	—	(4,892)
Net income	—	—	—	4,207	—	4,207
Total other comprehensive income, net of tax	—	—	—	—	10,795	10,795
Balance at September 30, 2022	10,192,416	$102	$400,963	$(11,554)	$7,885	$397,396

Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$99,117
Stock-based compensation expense	—	—	810	—	—	810
Exercise of stock options	15,422	—	407	—	—	407
Sale of common stock, net	1,927,049	19	108,657	—	—	108,676
Special dividend	125,212	1	7,845	(11,250)	—	(3,404)
Reclassification of warrants	—	—	12,192	—	—	12,192
Common stock dividends, $0.30 per share	—	—	—	(2,317)	—	(2,317)
Net loss	—	—	—	(5,466)	—	(5,466)
Total other comprehensive income, net of tax	—	—	—	—	3,587	3,587
Balance at September 30, 2021	7,730,723	$77	$246,643	$(28,850)	$(4,268)	$213,602

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net income (loss)	$4,207	$(5,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,537	10,702
Noncash rental revenue including straight-line rents	(3,424)	(1,610)
Amortization of terminated swap agreements and related income tax benefit	(1,812)	—
Stock-based compensation expense	1,085	810
Amortization of debt issuance costs	719	819
Losses on early extinguishment of debt	653	—
Gain on sales of equipment	(203)	—
Change in fair value of financial instruments	—	2,746
Gain on sales of real estate assets	—	(1,792)
Noncash impairment charge	—	3,000
Changes in assets and liabilities:
Other assets	(2,765)	(5,110)
Accounts payable and accrued liabilities	1,822	(331)
Deferred revenue	1,692	1,371
Other liabilities	(1,470)	553
Net cash provided by operating activities	14,041	5,692

Investing activities:
Acquisitions of land and buildings	(63,413)	(77,954)
Additions to real estate assets	(43,322)	(33,692)
Deposits on building and land acquisitions	(5,288)	(6,455)
Deferred leasing costs and other	(1,493)	(2,490)
Proceeds from sale of equipment, net of expenses	250	—
Proceeds from sales of real estate assets, net of expenses	—	9,982
Net cash used in investing activities	(113,266)	(110,609)

Financing activities:
Principal payments on mortgage loans and construction loan	(90,720)	(3,826)
Proceeds from delayed draw term loan and construction loan	60,069	14,662
Dividends paid to stockholders	(4,890)	(5,721)
Payment of debt issuance costs	(1,507)	(1,863)
Proceeds from termination of interest rate swap agreements	1,227	—
Proceeds from exercise of stock options	147	407
Proceeds from sale of common stock	—	108,676
Net cash (used in) provided by financing activities	(35,674)	112,335
Net (decrease) increase in cash and cash equivalents and restricted cash	(134,899)	7,418
Cash and cash equivalents and restricted cash at beginning of period	160,907	30,675
Cash and cash equivalents and restricted cash at end of period	$26,008	$38,093

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

As of September 30, 2022, INDUS owned 42 industrial/logistics properties aggregating approximately 6.1 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina and Florida. INDUS seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the regions it targets, all of which can serve multiple drivers of demand in the modern supply chain. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, as such, the Company sells certain parcels periodically over time.

The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year periods have been reclassified to conform to the current presentation.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$25,741	$150,263
Restricted cash	267	10,644
Total cash, cash equivalents and restricted cash	$26,008	$160,907

Discontinued Operations

Operating results and the gain or loss on sale for a component or groups of components, whose disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, are presented as discontinued operations in the consolidated statements of operations and the assets and liabilities of the component to be disposed of are classified as held for sale. In March 2022, INDUS commenced the sale process to fully exit its legacy investment in its remaining office/flex properties (“Office/Flex Portfolio”). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. In March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the nine months ended September 30, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift and following the sale, the Company will be positioned as a pure-play industrial/logistics real estate business with a modern portfolio located in select high-growth markets. The Office/Flex Portfolio is recorded as a discontinued operation as of September 30, 2022 and for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operations on the consolidated balance sheets and the related operating results are presented as income (loss) from discontinued operations on the consolidated statements of operations. In September 2022, the Company signed a definitive agreement for the sale of the Office/Flex Portfolio at a gross purchase price of $11,000 and expects to close the transaction in the fourth quarter of 2022 (see Note 4).

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

The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

September 30, 2022
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$7,573	$—
Interest rate swap liabilities	$—	$—	$—

	December 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$188	$—
Interest rate swap liabilities	$—	$3,995	$—

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

The fair values of the mortgage loans, delayed draw term loan and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At September 30, 2022 and December 31, 2021, the carrying values of the mortgage loans, delayed draw term loan and construction loan were $138,811 and $169,818, respectively, and the fair values of the mortgage loans, delayed draw term loan and construction loan were $136,669 and $180,731, respectively.

4.    Real Estate Assets and Discontinued Operations

Real estate assets consist of:

	Estimated
	Useful Lives	September 30, 2022	December 31, 2021
Land		$71,155	$55,104
Land improvements	10 to 30 years	72,198	65,520
Buildings and improvements	10 to 40 years	349,962	295,964
Tenant improvements	Shorter of useful life or terms of related lease	30,249	31,576
Construction in progress		45,992	20,799
Development costs		3,831	3,673
		573,387	472,636
Accumulated depreciation		(93,826)	(84,989)
		$479,561	$387,647

Total depreciation expense related to real estate assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Depreciation expense	$4,187	$3,126	$11,577	$8,571

On June 8, 2022, INDUS closed on the purchase of an approximately 205,000 square foot, fully leased portfolio in Florida for $31,652, including transaction costs. This portfolio is comprised of two buildings in the Palm Beach market totaling approximately 84,000 square feet and an approximately 121,000 square foot property in the Orlando market.

On January 19, 2022, INDUS closed on the purchase of 782 Paragon Way, an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market for $24,026, including transaction costs.

The purchase prices for acquisitions for the nine month period ended September 30, 2022 were allocated as follows:

	782 Paragon Way	3312 Shader Road	6600 High Ridge Road	7700 High Ridge Road	Rock Hill, SC Land	Allentown, PA Land	Total
Land	$1,469	$2,828	$1,673	$2,346	$1,121	$6,614	$16,051
Land improvements	329	213	194	174	—	—	910
Buildings and improvements	22,228	11,179	6,318	5,696	—	—	45,421
Tenant improvements	—	107	44	40	—	—	191
Intangible assets	—	684	421	383	—	—	1,488
Intangible liabilities	—	(186)	—	(462)	—	—	(648)
	$24,026	$14,825	$8,650	$8,177	$1,121	$6,614	$63,413

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio (see Note 1). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building that had been used in the operations of the Office/Flex Portfolio and is located within the same business park. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of September 30, 2022. Accordingly, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operations on the consolidated balance sheets.

In September 2022, the Company signed a definitive agreement for the sale of the Office/Flex Portfolio at a gross purchase price of $11,000 and expects to complete the transaction in the fourth quarter of 2022.

Real estate assets in discontinued operations consist of:

	September 30, 2022	December 31, 2021
Land	$31	$31
Land improvements	1,844	1,840
Buildings and improvements	15,622	15,396
Tenant improvements	3,758	3,485
Construction in progress	1,771	338
	23,026	21,090
Accumulated depreciation	(14,778)	(14,571)
	8,248	6,519
Other assets	1,337	1,471
Total assets of discontinued operations	$9,585	$7,990

Accounts payable and accrued liabilities	$122	$67
Deferred revenue	581	620
Other liabilities	156	145
Total liabilities of discontinued operations	$859	$832

In the three months ended September 30, 2021, the Company recorded an impairment charge of $3,000 to reduce the carrying values of two of its office/flex properties in Windsor, Connecticut, based on management’s assessment of the current market prices for those properties. Both of those properties were sold in the fourth quarter of 2021.

5.    Mortgages Loans, Construction Loan, Delayed Draw Term Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	September 30, 2022	December 31, 2021
3.97%, due September 1, 2027	$10,984	$11,174
4.57%, due February 1, 2028 *	16,789	17,145
3.60%, due January 2, 2030 *	6,051	6,182
3.48%, due February 1, 2030	13,982	14,287
3.50%, due July 1, 2030 *	4,813	4,914
4.33%, due August 1, 2030	15,573	15,867
4.51%, due April 1, 2034	13,098	13,356
4.39%, due January 2, 2025 *	—	17,824
4.17%, due May 1, 2026 *	—	12,291
3.79%, due November 17, 2026 *	—	23,152
4.39%, due August 1, 2027 *	—	9,476
Mortgage loans	81,290	145,668
Debt issuance costs	(1,118)	(1,745)
Mortgage loans, net of debt issuance costs	80,172	143,923

Construction loan:
One-month LIBOR plus 1.40%, due May 7, 2023	—	26,273
Debt issuance costs	—	(378)
Construction loan, net of debt issuance costs	—	25,895

Mortgage loans and construction loan, net of debt issuance costs	$80,172	$169,818

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its outstanding mortgage loans, delayed draw term loan and construction loan, including the effect of its interest rate swap agreements, was 4.13% and 3.76% as of September 30, 2022 and December 31, 2021, respectively. The Company accounts for its interest rate swap agreements as effective cash flow hedges. Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the nine months ended September 30, 2022 and 2021, INDUS recognized gains, included in other comprehensive income, of $10,795 and $3,587, respectively, on its interest rate swap agreements. As of September 30, 2022, $2,121 was expected to be reclassified over the next twelve months to AOCI from interest expense. Interest income related to INDUS’ interest rate swap agreements in the nine months ended September 30, 2022 was $403 and interest expense related to INDUS’ interest rate swap agreements in the nine months ended September 30, 2021 was $1,504.

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

The Company made the first of such draws under the DDTL Facility in May 2022 and as of September 30, 2022, INDUS had drawn $60,000 under the DDTL Facility (see Note 6). The Company used these proceeds to repay four of its nonrecourse mortgage loans, that had encumbered ten buildings, in the amount of $61,787, resulting in a loss on early extinguishment of debt of $464. In connection with the repayments, the Company also terminated associated interest rate hedges resulting in a gain of $1,227 recorded against interest expense and recognized an income tax benefit of $585 related to the reclassification of gains included in other comprehensive income for the nine months ended September 30, 2022. As of September 30, 2022, the net debt issuance costs related to the DDTL Facility were $1,361. The ten buildings previously encumbered by the nonrecourse mortgage loans that were prepaid (as discussed above) were added to the borrowing base of the Company’s New Credit Facility.

The DDTL Facility bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.15%, based on the Company’s ratio of total indebtedness to total assets. Concurrent with the closing on the DDTL Facility, the Company entered into an interest rate swap agreement to fix the interest rate on the DDTL Facility at an effective rate of 4.15%.

On August 25, 2022, INDUS repaid its construction loan (the “JPM Construction Loan”) with JPMorgan, which had provided the funds for the site work and development of 9817 Old Statesville Road, Charlotte, North Carolina. The JPM Construction Loan was due on May 7, 2023, held a one-year extension at the Company’s option and a rate of one-month LIBOR plus 1.40%. INDUS paid the principal amount then outstanding of $26,342 and wrote off $189 of unamortized financing costs recorded as a loss on early extinguishment of debt for the three months ended September 30, 2022.

The following table summarizes the notional and fair values of our interest rate swaps designated as cash flow hedges at September 30, 2022 and December 31, 2021:

							Fair Value of Interest Rate
			LIBOR	SOFR	Current Notional Value		Derivative Assets/(Liabilities)
Effective	Maturity		Interest	Interest	September 30,	December 31,	September 30,	December 31,
Date	Date		Strike Rate	Strike Rate	2022	2021	2022	2021

July 1, 2022	April 21, 2027		n/a	2.933%	$ 60,000	$ -	$ 5,148	$ -

March 15, 2017	March 1, 2027	(a)	2.501%	n/a	10,375	10,621	569	(641)
February 1, 2018	February 1, 2028	(a)	2.782%	n/a	6,414	6,524	363	(641)

January 2, 2020	January 1, 2030		1.849%	n/a	6,051	6,182	658	(219)

July 1, 2020	July 1, 2030		0.942%	n/a	4,813	4,914	835	188

September 1, 2013	September 1, 2023	(b)	2.840%	n/a	-	7,204	-	(249)
January 1, 2015	January 1, 2025	(b)	2.260%	n/a	-	9,068	-	(390)
January 1, 2016	January 1, 2025	(b)	1.932%	n/a	-	1,552	-	(40)

September 1, 2015	September 1, 2025	(c)	2.118%	n/a	-	9,608	-	(334)
December 10, 2015	September 1, 2025	(c)	2.015%	n/a	-	2,185	-	(68)
November 17, 2016	November 17, 2026	(c)	2.085%	n/a	-	11,359	-	(518)

May 3, 2016	May 1, 2026		1.910%	n/a	-	12,291	-	(369)

July 14, 2017	August 1, 2027		4.390%	n/a	-	9,476	-	(526)

					$ 87,653	$ 90,984	$ 7,573	($ 3,807)

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

6.     Revolving and Delayed Draw Term Loan Facility Credit Agreement

On April 21, 2022, the Credit Agreement was amended and restated to provide for, among other things: (1) the addition of the DDTL Facility of $150,000 (see Note 5), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which each must be in a minimum amount of $25,000), and (2) the transition from LIBOR to SOFR for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The New Credit Facility continues to include a $100,000 revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Existing Credit Facility remain in place under the New Credit Facility. The New Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the New Credit Facility by up to $250,000 in the aggregate, for a total of $500,000.

Borrowings under the New Credit Facility will continue to bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the initial annual interest rates under the New Credit Facility would be (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Existing Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the Existing Credit Facility). The annual interest rate under the Existing Credit Facility was one-month LIBOR plus 1.20%. As of September 30, 2022, the Company had drawn $60,000 under the DDTL Facility (see Note 5).

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

As of September 30, 2022, the Company was in compliance with the covenants of the New Credit Facility and based on the unencumbered properties pledged, the maximum amount available could be borrowed. In addition to the $60,000 drawn under the DDTL Facility, the New Credit Facility also secures certain unused standby letters of credit aggregating $5,873 that are related to INDUS' development activities.

7.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$1,116	$(3,547)	$4,207	$(5,466)

Weighted average shares outstanding for computation of basic per share results	10,192	7,724	10,188	7,231
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units (a)	100	—	177	—
Adjusted weighted average shares for computation of diluted per share results	10,292	7,724	10,365	7,231
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and warrants for the three months and nine months ended September 30, 2021 would have been 175 and 150, respectively.

Equity Compensation Plans

Stock Options

There were no stock options granted in either the 2022 nine month period or the 2021 nine month period.

As of September 30, 2022, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of 2022	$90
2023	$231
2024	$111
2025	$15

Number of option holders at September 30, 2022	14

A summary of INDUS’ stock option activity is as follows:

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	220,937	$36.47	246,150	$36.06
Adjustment for stock dividend	—	$—	5,413	$34.29
Exercised	(5,600)	$26.31	(15,422)	$26.37
Forfeited	(3,635)	$27.50	(1,067)	$37.49
Outstanding at end of period	211,702	$36.89	235,074	$35.85

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	September 30, 2022	Exercise Price	(in years)	Value
$23.00 - $28.00	74,663	$26.29	3.5	$1,947
$28.00 - $32.00	14,073	$29.84	2.8	317
$32.00 - $47.00	122,966	$44.13	7.3	1,014
	211,702	$36.89	5.7	$3,278

Vested options	109,492	$28.88	4.1	$2,572

Restricted Stock Units

A summary of restricted stock units of Common Stock (“RSUs”) awarded under the INDUS Realty, LLC 2020 Incentive Award Plan for the nine months ended September 30, 2022 and 2021 is as follows:

	Time-based vesting
	September 30, 2022		September 30, 2021
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at beginning of period	12,829	$64.43	—	$—
Granted	13,514	$68.68	13,191	$64.62
Adjustment for dividends	121	$—	47	$—
Vested and distributed	(3,391)	$63.97	—	$—
Forfeited	(813)	$63.15	(409)	$63.15
Outstanding at end of period	22,260	$66.78	12,829	$64.43

	Performance-based vesting
	September 30, 2022		September 30, 2021
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at beginning of period	8,136	$78.97	—	$—
Granted	7,999	$100.19	8,508	$79.33
Adjustment for dividends	89	$—	37	$—
Forfeited	(1,219)	$79.33	(409)	$79.33
Outstanding at end of period	15,005	$89.79	8,136	$78.97

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

As of September 30, 2022, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of 2022	$307
2023	$830
2024	$359
2025	$585

Compensation expense for stock options and RSUs was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Compensation expense	$404	$305	$1,085	$810

Dividends

For the nine months ended September 30, 2022, the Company’s common dividends were as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2022	March 31, 2022	April 15, 2022	$0.16

June 30, 2022	June 30, 2022	July 15, 2022	$0.16

September 30, 2022	September 30, 2022	October 14, 2022	$0.16

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

INDUS declared cash dividends of $0.15 per share on its Common Stock on September 1, 2021 and May 7, 2021. INDUS paid $1,159 and $1,158, respectively, for these dividends on September 30, 2021 and June 30, 2021.

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

All of INDUS’ leases with its tenants are classified as operating leases with the exception of a sixty-five year ground lease of a small land parcel which is a sale-type lease. As such, a gain of approximately $1,000 on that lease is included in gain on sales of real estate assets in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2021.

The following is a schedule of minimum future cash rentals on the Company’s industrial/logistics operating leases as of September 30, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of 2022	$9,539
2023	39,086
2024	38,193
2025	34,692
2026	28,269
Thereafter	76,506
$226,285

Expenses related to operating leases where INDUS is the lessee were $104 in each of the 2022 and 2021 nine month periods. The weighted average remaining lease term for these leases as of September 30, 2022, was 4.1 years.

Maturities of lease liabilities as of September 30, 2022 are as follows:

Balance of 2022	$36
2023	144
2024	143
2025	143
2026	117
Total undiscounted payments	583
Less: imputed interest	(40)
Present value of minimum lease payments	$543

9.    Supplemental Financial Statement Information

Other Assets

INDUS' other assets are comprised of the following:

	September 30, 2022	December 31, 2021
Deposits on building and land acquisitions	$15,088	$9,800
Straight-line rents	7,244	5,909
Deferred leasing costs, net	7,181	6,310
Intangible assets, net	6,124	5,495
Prepaid expenses	5,190	3,236
Accounts receivable (primarily leases)	1,497	399
Deferred financing costs related to revolving lines of credit	696	917
Furniture, fixtures and equipment, net	636	369
Right-of-use assets	514	593
Registration statement costs	341	341
Prepaid development costs	89	143
Other	454	402
Total other assets	$45,054	$33,914

Accounts Payable and Accrued Liabilities

INDUS' accounts payable and accrued liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Accrued construction costs and retainage	$5,300	$5,800
Accrued salaries, wages and other compensation	1,497	1,796
Trade payables	1,331	481
Accrued lease commissions	1,069	468
Accrued real estate taxes	841	46
Accrued interest payable	595	556
Other	975	524
Total accounts payable and accrued liabilities	$11,608	$9,671

Other Liabilities

INDUS' other liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Intangible liability, net	$3,321	$3,000
Deferred compensation plan	3,091	5,097
Prepaid rent from tenants	1,762	1,483
Security deposits of tenants	1,229	900
Lease liabilities	543	626
Other	153	153
Total other liabilities	$10,099	$11,259

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $431 in the nine months ended September 30, 2022 and increased $6,910 in the nine months ended September 30, 2021.

Interest payments were as follows:

For the Three Months Ended		For the Nine Months Ended
September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
$1,657	$1,727	$3,674	$5,117

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended		For the Nine Months Ended
September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
$430	$470	$1,254	$815

Cash flows from discontinued operations were as follows:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities of discontinued operations	$511	$455
Net cash used in investing activities of discontinued operations	$(1,686)	$(64)
Net cash provided by financing activities of discontinued operations	$—	$—

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

As of September 30, 2022, INDUS had commitments of approximately $84,425 for construction work and tenant improvements under the terms of leases with certain of the Company’s tenants.

11.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after September 30, 2022, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended September 30, 2022, other than the disclosures herein.

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

During the three and nine months ended September 30, 2022, economic uncertainty and equity and debt market volatility have increased due to a number of factors such as investor sentiment and recession concerns, rapidly increasing interest rates, rising inflation, lingering supply chain disruptions and current geopolitical events. While these factors have not had a significant adverse impact on INDUS to date, they may adversely impact the Company in the future. Substantially all of the Company’s leases include scheduled rent increases and require the tenants to pay operating expenses, insurance and real estate taxes for the spaces they occupy. These lease provisions help to mitigate the Company’s exposure to increases in operating expenses resulting from inflation or other factors.  Costs that are not related to building operations are not passed through to tenants and, accordingly, increases in the Company’s cost of doing business such as wages and interest expense could adversely affect the Company’s results of operations.  Additionally, any one or a combination of these factors may also adversely impact the financial stability of one or more of the Company’s tenants, which in turn has the potential to negatively impact the Company’s collection of scheduled rent and operating expenses, insurance and real estate taxes as noted above.

As of September 30, 2022, INDUS owned 42 industrial/logistics properties aggregating approximately 6.1 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina, and Florida. The Company seeks to add to its property portfolio through the acquisition and development of land or the acquisition of modern, market-appropriate logistics buildings in the regions it targets, all of which can serve multiple drivers of demand in the modern supply chain. As of September 30, 2022, all properties are wholly-owned, however, INDUS may in the future, selectively acquire, own and/or develop properties through other ownership structures such as joint ventures with other persons or entities when such transactions are warranted by the circumstances. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, as such, the Company sells certain properties periodically over time. As of September 30, 2022, the Company has entered into several agreements to sell an aggregate of approximately 411 acres of undeveloped land for an aggregate sales price of approximately $24.9 million. The land sales are expected to close during the year ending December 31, 2023.

In March 2022, the Company announced its intention to sell its legacy investment in its remaining office/flex properties (“Office/Flex Portfolio”). The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building which had been used in the operations of the Office/Flex Portfolio and is located within the same business park. Also, in March 2022, the Company closed its Landscaping Division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $0.2 million for the nine months ended September 30, 2022. The disposition of the Office/Flex Portfolio represents a strategic shift for the Company and, as such, is being treated as a discontinued operation as of September 30, 2022. In September 2022, the Company signed a definitive agreement for the sale of the Office/Flex Portfolio at a gross purchase price of $11,000 and expects to complete the transaction in the fourth quarter of 2022.

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

Results of Operations

The Company’s net income was approximately $1.1 million for the three months ended September 30, 2022, as compared to a net loss of approximately $3.5 million for the three months ended September 30, 2021. The Company’s rental revenue increased approximately 27% compared to the same quarter of the prior year primarily due to the significant development and acquisition activity aggregating to a net addition of approximately 1.2 million square feet subsequent to September 30, 2021. The net loss for the three months ended September 30, 2021, reflected a $3.0 million impairment charge on two office buildings that were subsequently sold and a $2.0 million change in fair value related to a contingent value rights agreement, which expired pursuant to its terms with no payment, and the cash settlement option of a warrant which also expired. Upon expiration of the cash settlement option, the warrant was reclassified into equity.

The Company’s net income was approximately $4.2 million for the nine months ended September 30, 2022, as compared to a net loss of $5.5 million for the nine months ended September 30, 2021. The Company’s rental revenue increased approximately 25% compared to the same nine month period of the prior year. The Company’s in-service occupancy was 97.6% and 95.4% as of September 30, 2022 and 2021, respectively. At September 30, 2022, the Company owned 42 industrial/logistics buildings aggregating approximately 6.1 million square feet as compared to 33 industrial/logistics buildings aggregating approximately 4.9 million square feet as of September 30, 2021.

Net income from discontinued operations was approximately $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Net income from discontinued operations was approximately $0.7 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Included in net income from discontinued operations for the nine months ended September 30, 2022, was a gain on the sale of equipment of $0.2 million related to the closure of the Company’s Landscaping Division which primarily served the Office/Flex Portfolio.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Rental Revenues

Total rental revenue was $13.0 million and $10.2 million for the third quarter of 2022 and 2021, respectively. The 27% increase in rental revenue was primarily due to significant development and acquisition activity and increases in overall total portfolio occupancy that occurred subsequent to September 30, 2021 as detailed in the chart below.

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of September 30, 2021	4,868,000	4,644,000	95.4%
Buildings acquired	746,000	662,000
Buildings constructed	673,000	525,000
Building sold	(165,000)	(165,000)
Leasing of first generation space (1)	—	307,000
Leasing of second generation space (2)	—	279,000
Leases expired	—	(278,000)
Reclassified to discontinued operations	(18,000)	(18,000)
Remeasurements	(2,000)	(2,000)
As of September 30, 2022	6,102,000	5,954,000	97.6%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	Three months ended September 30,
	2022	2021	Change
Operating expenses of rental properties	$1,194	$1,040	$154
Real estate taxes	1,659	1,601	58
Depreciation and amortization expense	4,823	3,739	1,084
General and administrative expenses	2,906	2,283	623

Operating expenses of rental properties were slightly higher at approximately $1.2 million for the three months ended September 30, 2022 as compared to $1.0 million for the three months ended September 30, 2021. An increase in operating expenses due to the buildings acquired and developed in 2022 was offset by a reduction of operating expenses for properties sold, primarily in the second half of 2021.

Real estate taxes increased to approximately $1.7 million for the three months ended September 30, 2022, as compared to $1.6 million for the three months ended September 30, 2021. The increase in real estate taxes principally reflected the buildings acquired and developed in 2022, partially offset by reductions related to property sales in 2021.

The increase in depreciation and amortization expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily reflects depreciation expense recorded on new properties acquired while reductions in depreciation related to properties sold were minimal as 2021 sales were comprised of low-basis assets and non-core land parcels.

General and administrative expenses of approximately $2.9 million for the three months ended September 30, 2022 increased as compared to $2.3 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase of approximately $0.6 million in compensation costs due to higher employee headcount related to the Company’s growth.

Other Income (Expense)

(dollars in thousands)	Three months ended September 30,
	2022	2021	Change
Interest expense	$(1,507)	$(1,700)	$193
Impairment of real estate assets	-	(3,000)	3,000
Change in fair value of financial instruments	-	(2,027)	2,027
Loss on early extinguishment of debt	(189)	-	(189)
Gain on sales of real estate assets	-	1,450	(1,450)
Investment and other income	64	119	(55)
Total other expense	$(1,632)	$(5,158)	$3,526

Income tax (provision) benefit	$-	$(24)	$24

Interest expense was $1.5 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in interest expense primarily reflects the reduction in the aggregate debt balance, net of issuance costs to $138.8 million as of September 30, 2022 from $166.5 million as of September 30, 2021. Interest expense is net of capitalized interest related to the Company’s development activities. Capitalized interest was $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.

The impairment of real estate assets of $3.0 million recorded for the three months ended September 30, 2021 related to two office/flex properties that were subsequently sold in November 2021.

The change in fair value of financial instruments of $2.0 million recorded in the three months ended September 30, 2021 reflected a non-cash mark to market charge related to the fair value of a warrant issued on August 24, 2020 with a cash settlement provision which was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the warrant’s cash settlement provision expired and the fair value of the warrant as of that date was reclassified into stockholders’ equity.

The loss on early extinguishment of debt of $0.2 million in the three months ended September 30, 2022 related to the write off of unamortized debt issuance costs related to a construction loan repaid on August 25, 2022.

The gain on sales of real estate assets of $1.5 million in the three months ended September 30, 2021 represented the sale of non-core assets including undeveloped land and $1.0 million of gain from a sixty-five year ground lease for a parcel used as a cell tower site. Under the terms of that agreement, the proceeds of approximately $1.0 million for the entire term were received at the inception of the lease, resulting in the transaction being recorded as a sales-type lease.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

For the three months ended September 30, 2022, the Company had no income tax expense. For the three months ended September 30, 2021, the Company recorded a provision for taxes of less than $0.1 million. The Company has elected to be treated as a REIT for federal tax purposes, however, the Company does conduct business in a taxable REIT subsidiary (“TRS”) which is subject to federal, state and local income tax for income received in the TRS.

The Company’s total net operating income (“NOI”) from continuing operations and NOI on a cash basis (“Cash NOI”)1 from continuing operations for the three months ended September 30, 2022 and 2021 were as follows:

(dollars in thousands)	Three months ended September 30,
	2022	2021 (a)
Rental revenue	$13,044	$10,243
Operating expenses of rental properties	(1,194)	(1,040)
Real estate taxes	(1,659)	(1,601)
NOI from continuing operations	10,191	7,602
Noncash rental revenue including straight-line rents	(1,259)	(726)
Cash NOI from continuing operations	$8,932	$6,876

(a)	The three months ended September 30, 2021 include the results of three office/flex properties that were sold in 2021 and were not part of discontinued operations.

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after September 30, 2021. In addition, during the three months ended September 30, 2022, the Company recorded a termination fee in the amount of $0.4 million related to an early termination of a tenant lease in August. The vacated space was immediately released to a new tenant. See below under “non-GAAP reconciliations” for information regarding why the Company believes NOI from continuing operations and Cash NOI from continuing operations are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Rental Revenues

Total rental revenue was $36.3 million and $29.1 million for the nine months ended September 30, 2022 and 2021, respectively. The 25% increase in rental revenue was primarily due to significant development and acquisition activity and increases in overall total portfolio occupancy, as detailed in the below chart.

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

Changes in the Company’s total square footage and leased square footage of its industrial/logistics properties from December 31, 2021 through September 30, 2022 were as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of December 31, 2021	5,167,000	5,082,000	98.4%
Buildings acquired	422,000	422,000
Buildings constructed	532,000	384,000
Leasing of first generation space (1)	—	84,000
Leasing of second generation space (2)	—	279,000
Leases expired	—	(278,000)
Reclassified to discontinued operations	(18,000)	(18,000)
Remeasurements	(1,000)	(1,000)
As of September 30, 2022	6,102,000	5,954,000	97.6%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	Nine months ended September 30,
	2022	2021	Change
Operating expenses of rental properties	$3,533	$3,409	$124
Real estate taxes	4,643	4,341	302
Depreciation and amortization expense	13,301	10,048	3,253
General and administrative expenses	8,238	7,977	261

Operating expenses of rental properties were essentially unchanged for the nine months ended September 30, 2022 and September 30, 2021. An increase in operating expenses due to the buildings acquired and developed in 2022 was offset by a reduction of operating expenses for properties sold, primarily in the second half of 2021.

Real estate taxes increased to approximately $4.6 million for the nine months ended September 30, 2022, as compared to approximately $4.3 million for the nine months ended September 30, 2021. The increase in real estate taxes principally reflected the buildings acquired and developed in 2022, partially offset by property sales in 2021.

The increase in depreciation and amortization expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily reflects depreciation expense recorded on new properties acquired while reductions in depreciation related to properties sold were minimal as 2021 sales were comprised of low-basis assets and non-core land parcels.

General and administrative expenses increased to approximately $8.2 million for the nine months ended September 30, 2022 as compared to $8.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to an increase of approximately $2.0 million in compensation costs due to higher employee headcount related to the Company’s growth, offset by a decrease of approximately $1.2 million in expenses related to the Company’s non-qualified deferred compensation plan due to the effect of the lower stock market performance in the 2022 nine month period as compared to the 2021 nine month period. Additionally, there was a reduction of $0.4 million in real estate taxes and maintenances costs on undeveloped land in the 2022 nine month period due to land sales that occurred in the 2021 nine month period.

Other Income (Expense)

(dollars in thousands)	Nine months ended September 30,
	2022	2021	Change
Interest expense	$(3,178)	$(5,160)	$1,982
Impairment of real estate assets	-	(3,000)	3,000
Change in fair value of financial instruments	-	(2,746)	2,746
Losses on early extinguishment of debt	(653)	-	(653)
Gain on sales of real estate assets	-	1,792	(1,792)
Investment and other income	163	241	(78)
Total other expense	$(3,668)	$(8,873)	$5,205

Income tax benefit (provision)	$585	$(24)	$609

Interest expense was $3.2 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily reflects a gain of $1.2 million from the termination of several interest rate hedges in connection with the repayment of mortgage debt as well as an increase in capitalized interest of approximately $0.4 million relating to the increase in the Company’s properties under development. The remainder of the decrease in interest expense primarily reflects the reduction in the aggregate debt balance, net of issuance costs, to $138.8 million as of September 30, 2022 from $166.5 million as of September 30, 2021. Interest expense is net of capitalized interest related to the Company’s development activities. Capitalized interest was $1.3 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The impairment of real estate assets of $3.0 million recorded for the nine months ended September 30, 2021 related to two office/flex properties that were subsequently sold in November 2021.

The change in fair value of financial instruments of $2.7 million recorded in the nine months ended September 30, 2021 reflected a non-cash mark to market charge related to the fair value of a warrant with a cash settlement provision which was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the warrant’s cash settlement provision expired and the fair value of the warrant as of that date was reclassified into stockholders’ equity.

The loss on early extinguishment of debt of $0.7 million in the nine months ended September 30, 2022 related to the repayment of four nonrecourse mortgage loans during the second quarter of 2022 and unamortized debt issuance costs related to a construction loan repaid on August 25, 2022.

The gain on sales of real estate assets of $1.8 million in the nine months ended September 30, 2021 represented the sale of non-core assets including undeveloped land and $1.0 million of gain from a sixty-five year ground lease for a parcel used as a cell tower site. Under the terms of that agreement, the proceeds of approximately $1.0 million for the entire term were received at the inception of the lease, resulting in the transaction being recorded as a sales-type lease.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax benefit (provision) of $0.6 million and less than $(0.1) million, respectively. The Company has elected to be treated as a REIT for federal tax purposes, however, the Company does conduct business in a TRS which is subject to federal, state and local income tax for income received in the TRS. In addition, during the nine months ended September 30, 2022, the Company recognized an income tax benefit of $0.6 million related to the reclassification of gains included in other comprehensive income related to the termination of several interest rate hedges.

The Company’s NOI from continuing operations and Cash NOI from continuing operations for the nine months ended September 30, 2022 and 2021 were as follows:

(dollars in thousands)	Nine months ended September 30,
	2022	2021 (a)
Rental revenue	$36,291	$29,076
Operating expenses of rental properties	(3,533)	(3,409)
Real estate taxes	(4,643)	(4,341)
NOI from continuing operations	28,115	21,326
Noncash rental revenue including straight-line rents	(3,056)	(1,481)
Cash NOI from continuing operations	$25,059	$19,845

(a)	The nine months ended September 30, 2021 include the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after September 30, 2021. In addition, during the three months ended September 30, 2022, the Company recorded a termination fee in the amount of $0.4 million related to an early termination of a tenant lease in August. The vacated space was immediately released to a new tenant. See below under “non-GAAP reconciliations” for information regarding why the Company believes NOI from continuing operations and Cash NOI from continuing operations are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

Non-GAAP Reconciliations

The Company uses NOI from continuing operations, Cash NOI from continuing operations, Funds from continuing operations (“FFO”), Core funds from continuing operations (“Core FFO”), Adjusted funds from continuing operations (“Adjusted FFO”), Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA as supplemental non-GAAP performance measures. Management believes that the use of these measures combined with net income (loss), which remains the Company’s primary measure of performance, improves the understanding of the Company’s operating results among the investing public and makes comparisons of operating results to other REITs more meaningful. The most comparable U.S. GAAP measure to NOI from continuing operations, Cash NOI from continuing operations, FFO, Core FFO, Adjusted FFO, EBITDA and Adjusted EBITDA is net income (loss).

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

NOI from Continuing Operations and Cash NOI from Continuing Operations

NOI from continuing operations is a non-GAAP measure that includes the rental revenue and operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI from continuing operations as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, impairment loss, change in fair value of financial instruments, gains (or losses) on early extinguishment of debt, gains (or losses) on the sale of real estate assets, investment income and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI from continuing operations will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI from continuing operations excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI from continuing operations as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI from continuing operations in a similar manner and, as such, the Company’s NOI from continuing operations may not be comparable to such other REITs’ NOI from continuing operations. Accordingly, NOI from continuing operations should be considered only as a supplement to net income (loss) as a measure of the Company’s performance. NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI from continuing operations should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI from continuing operations and Cash NOI from continuing operations to net income (loss) as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (a)	2022	2021 (a)
Net income (loss)	$1,116	$(3,547)	$4,207	$(5,466)
Income from discontinued operations	(286)	(55)	(714)	(130)
Income tax provision (benefit)	-	24	(585)	24
Pretax income (loss) from continuing operations	830	(3,578)	2,908	(5,572)
Exclude:
Depreciation and amortization expense	4,823	3,739	13,301	10,048
General and administrative expenses	2,906	2,283	8,238	7,977
Interest expense	1,507	1,700	3,178	5,160
Losses on early extinguishment of debt	189	-	653	-
Investment and other income	(90)	(119)	(195)	(241)
Impairment loss	-	3,000	-	3,000
Change in fair value of financial instruments	-	2,027	-	2,746
Gain on sales of real estate assets	-	(1,450)	-	(1,792)
Other expense	26	-	32	-
NOI from continuing operations	10,191	7,602	28,115	21,326
Noncash rental revenue including straight-line rents	(1,259)	(726)	(3,056)	(1,481)
Cash NOI from continuing operations	$8,932	$6,876	$25,059	$19,845
(a)	The three months and nine months ended September 30, 2021 include the results of three and four office/flex properties, respectively, that were sold in 2021 and were not part of discontinued operations during the periods presented.

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

Core Funds from Continuing Operations

The Company defines Core FFO from continuing operations as FFO excluding (a) discontinued operations, (b) the write-off of non-recurring items, (c) expense related to the performance of the non-qualified deferred compensation plan, (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments, (e) change in fair value of financial instruments, and (f) costs related to conversion to a REIT.

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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (a)	2022	2021 (a)
Net income (loss)	$1,116	$(3,547)	$4,207	$(5,466)
Exclude:
Depreciation and amortization expense	4,823	3,739	13,301	10,048
FFO adjustments related to discontinued operations	-	196	236	654
Non-real estate depreciation and amortization expense	(17)	(25)	(63)	(63)
Gain on sales of real estate assets	-	(1,450)	-	(1,792)
Impairment loss	-	3,000	-	3,000
FFO	5,922	1,913	17,681	6,381
Exclude:
Core FFO adjustments related to discontinued operations	(286)	(251)	(950)	(784)
Amortization of terminated swap agreement	-	-	(1,812)	-
General and administrative expenses related to non-qualified deferred compensation plan performance	(113)	(69)	(888)	351
Losses on early extinguishment of debt	189	-	653	-
Change in fair value of financial instruments	-	2,027	-	2,746
General and administrative expenses related to REIT conversion	-	144	-	407
Core FFO from continuing operations	5,712	3,764	14,684	9,101
Exclude:
Noncash rental revenue including straight-line rents	(1,259)	(726)	(3,056)	(1,481)
Amortization of debt issuance costs	227	412	719	819
Noncash compensation expenses	404	305	1,085	810
Non-real estate depreciation and amortization expense	17	25	63	63
Tenant improvements and leasing commissions (2nd generation space)	(513)	(524)	(915)	(1,226)
Maintenance capital expenditures	(810)	(224)	(1,305)	(520)
Adjusted FFO from continuing operations	$3,778	$3,032	$11,275	$7,566
(a)	The three months and nine months ended September 30, 2021 include the results of three and four office/flex properties, respectively, that were sold in 2021 and were not part of discontinued operations during the periods presented.

Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines EBITDA as income (loss) from continuing operations (computed in accordance with U.S. GAAP) excluding (a) interest expense, (b) income tax provision (benefit), (c) depreciation and amortization expense, (d) gains and losses on the disposition of real estate assets (including gains or losses on change of control), (e) impairment write-downs of depreciated property, and (f) adjustments to reflect the entity’s share of EBITDA of unconsolidated affiliates. INDUS does not currently have any unconsolidated properties or joint ventures.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (a)	2022	2021 (a)
Income (loss) from continuing operations	$830	$(3,602)	$3,493	$(5,596)

Interest expense	1,507	1,700	3,178	5,160
Depreciation and amortization expense	4,823	3,739	13,301	10,048
Gain on sales of real estate assets	-	(1,450)	-	(1,792)
Impairment loss	-	3,000	-	3,000
Income tax provision (benefit)	-	24	(585)	24
EBITDA	7,160	3,411	19,387	10,844

General and administrative expenses related to REIT conversion	-	144	-	407
Noncash compensation expenses	291	236	197	1,161
Change in fair value of financial instruments	-	2,027	-	2,746
Losses on early extinguishment of debt	189		653	-
Amortization of terminated swap agreement	-	-	(1,227)
Adjusted EBITDA	$7,640	$5,818	$19,010	$15,158

(a)	The three months and nine months ended September 30, 2021 include the results of three and four office/flex properties, respectively, that were sold in 2021 and were not part of discontinued operations during the periods presented.

Cash Flows

Net cash provided by operating activities was approximately $14.0 million for the nine months ended September 30, 2022, as compared to approximately $5.7 million in the 2021 nine month period. The increase in net cash provided by operating activities was principally due to the increase in Cash NOI from continuing operations and the change in other assets due to the timing of the payment of real estate taxes.

Net cash used in investing activities was approximately $113.3 million for the nine months ended September 30, 2022, as compared to approximately $110.6 million in the 2021 nine month period. The net cash used in investing activities in the 2022 period primarily reflected: (i) the purchase of an approximately 205,000 square foot, fully leased portfolio in the Palm Beach and Orlando markets in Florida in June 2022 for $31.7 million; (ii) the purchase of an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market in January 2022 for $24.0 million; (iii) cash payments of $51.0 million related to investments in real estate assets and industrial and logistics properties under development; and (iv) deposits of approximately $5.3 million on building and land acquisitions. The net cash used in investing activities for the nine months ended September 30, 2021 primarily reflected the purchase of three industrial/logistics buildings for $78.0 million, $33.7 million for investments in real estate assets and $6.5 million for deposits on building acquisitions and purchases partially offset by approximately $10.0 million related to sales of non-core real estate assets.

Net cash used in financing activities was approximately $35.7 million for the nine months ended September 30, 2022, as compared to $112.3 million of cash provided by financing activities in the 2021 nine month period. The net cash used in financing activities for the nine months ended September 30, 2022 primarily reflected $61.8 million for the prepayment of four nonrecourse mortgage loans, $26.3 million related to the repayment of a construction loan, $2.6 million of recurring principal payments on mortgage loans and $4.9 million of dividend payments to stockholders, partially offset by proceeds of $60.0 million related to the first draw under the Company’s delayed draw term loan facility (the “DDTL Facility”) (see Liquidity below). The net cash provided by financing activities for the nine months ended September 30, 2021 principally reflected approximately $108.7 million from the sale of the Company’s common stock (the “Common Stock”) and $14.7 million of proceeds from borrowing on the construction loan, partially offset by $3.8 million in principal payments on mortgage loans and approximately $5.7 million of dividend payments, including the Company’s special dividend made in connection with its REIT election.

Liquidity and Capital Resources

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels, which, under certain circumstances, the Company may consider owning through other ownership structures such as joint ventures. As of September 30, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $109.2 million, of which $16.1 was spent as of September 30, 2022. In addition, the Company has land under development for one additional building comprising 0.2 million square feet for an estimated investment of $28.3 million, of which $6.9 million was spent as of September 30, 2022. The company also has approximately 250 acres of land owned or under contract with an estimated purchase price of $13.6 million for potential future development of six additional buildings for approximately 0.8 million square feet.

Real estate acquisitions may or may not occur based on many contingencies and other factors, including real estate pricing and there can be no guarantee that acquisitions in the Company’s pipeline will be completed under their current terms, anticipated timelines, or at all. The Company may commence speculative construction projects on its undeveloped land that is either currently owned or acquired in the future if it believes market conditions are favorable for such development. The Company may also construct build-to-suit facilities on its undeveloped land if lease terms are favorable. Real estate acquisitions and planned construction projects may or may not occur or reach completion based on many factors, including, without limitation, real estate pricing and the availability and cost of construction inputs.

In March 2022, the Company announced its intention to sell its Office/Flex Portfolio. The Office/Flex Portfolio is comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut. Additionally, INDUS intends to sell an approximately 18,000 square foot storage building which had been used in the operations of the Office/Flex Portfolio and is located within the same business park. In September 2022, the Company signed a definitive agreement for the sale of the Office/Flex Portfolio at a gross purchase price of $11,000 and expects to complete the transaction in the fourth quarter of 2022.

INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain properties periodically over time. As of September 30, 2022, the Company has entered into several agreements to sell an aggregate of approximately 411 acres of undeveloped land for an aggregate sales price of approximately $24.9 million. The land sales are expected to close during the year ending December 31, 2023.

On April 21, 2022, INDUS amended its $100 million credit facility executed on August 5, 2021, to add the DDTL Facility of $150 million for a term of five years (as amended the “Credit Facility”), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million). As of September 30, 2022, the Company had drawn $60 million under the DDTL Facility. The Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Credit Facility remain in place. The amendment to the Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to an additional $250 million for an aggregate total of $500 million, subject to satisfaction of certain financial covenants including limitations on a minimum tangible net worth, fixed charge coverage ratios, total leverage and secured indebtedness. The Company currently has no borrowings outstanding under its Revolving Credit Facility.

As of September 30, 2022, the Company had cash and cash equivalents and restricted cash of approximately $26.0 million. Management believes that its cash and cash equivalents as of September 30, 2022, cash generated from leasing operations, sale of the Office/Flex Portfolio, sales of non-core undeveloped land parcels and borrowing capacity under the Revolving Credit Facility and DDTL Facility, will be sufficient to meet its working capital requirements, fund planned acquisitions and developments of industrial/logistics buildings, and pay regular dividends on its Common Stock, when and if declared by the Board of Directors, for at least the next twelve months. Other than the foregoing, there have been no material changes to our capital requirements and resources described in Part II, Item 7 of our 2021 Form 10-K.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales of real estate assets under agreement, including the sale of the Office/Flex Portfolio and undeveloped land parcels; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels, including, without limitation in connection with potential joint ventures; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities under the Updated Universal Shelf; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; and expectations regarding the payment of dividends on Common Stock and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for 2021.

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

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: November 8, 2022	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ JON W. CLARK
DATE: November 8, 2022	Jon W. Clark
Executive Vice President and Chief Financial Officer
Principal Accounting Officer