Form 10-K
period 2022-12-31
INDUS REALTY TRUST, INC.
filed 2023-03-06
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $462,747,410 based on the closing sales price on The Nasdaq Stock Market LLC on June 30, 2022, the last business day of the registrant’s most recently completed second quarter. Shares of common stock held by each executive officer, director and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2023, 10,194,445 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders expected to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained in this Annual Report that relate to future events or conditions, including without limitation, the statements in Part I, Item 1. “Business” and Item 1A. “Risk Factors” and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as located elsewhere in this Annual Report regarding the structure, timing, and completion of the proposed merger (the “Merger”) of INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) with entities affiliated with Centerbridge Partners, L.P. and GIC Real Estate, Inc. (the “Sponsors”); any anticipated effects of the announcement, pendency, or completion of the Merger on INDUS’ business; INDUS’ and the Sponsors’ ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; industry prospects or INDUS’ prospective results of operations or financial position, competitive position, objectives and strategy; expectations regarding funding of future growth, potential sales and acquisitions, including the completion and closing dates for outstanding purchase and sale agreements and planned development, construction and acquisition activities; estimated completion dates for current and planned developments; anticipated or targeted stabilization and underwritten stabilized Cash NOI yields (as defined below) for planned development and acquisition activities; stabilization of vacancies in INDUS’ buildings; INDUS’ anticipated future liquidity and capital expenditures, its revolving credit line facility, any potential issuance of securities under the Universal Shelf (as defined below) and anticipated use of any future proceeds from issuances of equity and debt; expectations regarding INDUS’ tax status and ability to avoid the incurrence of certain taxes and penalties, and the impacts to stockholders of INDUS’ organizational structure; expectations regarding the payment of future dividends; INDUS’ environmental, social and governance goals and strategies; and expectations and uncertainties related to COVID-19, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management’s current expectations and are inherently uncertain. There are a number of important factors that could materially impact the value of the Company’s common stock or cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include: risks related to the proposed Merger, including that the Merger may not be consummated at all or in the anticipated timeframe; the potential for securities class action and derivative lawsuits in connection with the Merger; risks related to the COVID-19 pandemic; adverse economic conditions and credit markets; a downturn in the commercial and residential real estate markets; risks associated with a geographic concentration of real estate holdings; risks associated with the acquisition or development of properties, current portfolio weaknesses and entering new real estate markets; the risk that the Company’s actual full year stabilized cash NOI yields may not be consistent with the underwritten stabilized cash NOI yield ranges in the Company’s disclosures; risks associated with competition with other parties for acquisition of properties; increased operating costs; risks associated with the use of third-party managers for day-to-day property management; risks relating to reliance on lease revenues and events and circumstances impacting our tenants; the potential for declining real estate valuations and related impairment charges; risks associated with debt financing, including restrictive covenants and balloon payment obligations; any failure to effectively hedge interest rate fluctuation; our ability to obtain debt financing or issue equity when needed; risks associated with reliance on key personnel; INDUS’ ability to compete in the industrial/logistics leasing market; increased costs or delays in supply of raw materials, labor and energy; ability to sell properties if necessary; potential environmental liabilities; governmental laws and regulations; inadequate insurance coverage; risks associated with information technology security breaches at INDUS or third parties; risks related to climate change; risks arising from our commitments, goals, targets, initiatives and disclosures associated with environmental, social and governance matters; the increasing focus on environmental sustainability and social initiatives; the potential for INDUS’ properties to contain or develop mold or other air quality issues; risks associated with deficiencies in disclosure controls and procedures or internal control over financial reporting; litigation risks; risks related to the limited rights of INDUS and its stockholders to take action against the Company’s directors and officers; risks related to the Company’s charter and bylaw provisions, and Maryland law, in connection with certain acquisitions or a change of control; risks associated with charter restrictions on the ownership and transfer of INDUS’ stock and the board of directors’ ability to issue additional shares; risks related to INDUS’ bylaws and exclusive forum provisions; risks related to INDUS’ real estate investment trust (“REIT”) structure, including risks associated with INDUS’ failure to remain qualified as a REIT, taxes that INDUS and its subsidiaries may, or will, owe, INDUS’ ability to obtain capital during unfavorable market conditions, compliance with REIT requirements, ownership limitations and prohibitions on engaging in certain transactions, legislative or regulatory action affecting REITs, and U.S. federal tax reform; risks associated with the E&P Distribution and INDUS’ ability to generate sufficient cash flows to make future distributions; risks related to issuance or sales of common stock; risks related to volatility of common stock; risks of future offerings that are senior to common stock, or preferred stock issuances; and the concentrated ownership of the Company’s common stock by members of the Cullman and Ernst families. These and the important factors discussed under the caption “Risk Factors” in Part I, Item 1A of this Annual Report for the year ended December 31, 2022, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Any such forward-looking statements represent management’s estimates as of the date of this Annual Report. While the Company may elect to update such forward-looking statements at some point in the future, the Company disclaims any obligation to do so, even if subsequent events cause the Company’s views to change. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Annual Report. Additionally, there are additional considerations that should be kept in mind for the Company’s ESG-related disclosures. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental, Social and Governance Matters – ESG Disclosure Statements.

INDUS REALTY TRUST, INC.

FORM 10-K

Summary of Principal Risk Factors

INDUS’ business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks and uncertainties should be carefully considered when investing in INDUS’ common stock. The principal risks and uncertainties affecting INDUS’ business include the following:

●	Risks related to the proposed Merger, including that the Merger may not be consummated at all or in the anticipated timeframe;

●	The COVID-19 pandemic has caused and could continue to cause disruptions to INDUS’ business, and its financial condition, results of operations or stock price may be adversely impacted by the COVID-19 pandemic;

●	INDUS’ real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector;

●	INDUS’ real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets;

●	INDUS’ ability to grow its portfolio partially depends on its ability to develop properties, which may experience increased costs or delays in supply of raw materials, labor and energy and thus may lower the return on investment in new developments and adversely affect INDUS’ business;

●	The actual initial full year stabilized cash net operating income yields from INDUS’ planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges anticipated by management;

●	INDUS’ ability to achieve growth in its portfolio partially depends in part on INDUS’ ability to acquire properties, which may suffer under certain circumstances;

●	Unfavorable events affecting INDUS’ existing and potential tenants and its properties, or negative market conditions that may affect INDUS’ existing and potential tenants, could have an adverse impact on INDUS’ ability to attract new tenants, re-let space, collect rent and renew leases, and thus could have a negative effect on INDUS’ results of operations and cash flow;

●	Declining real estate valuations and any related impairment charges could materially adversely affect INDUS’ financial condition, results of operations, cash flows, ability to satisfy debt obligations and ability to pay dividends on, and the per share trading price of, its common stock;

●	Risks arising from our commitments, goals, targets, initiatives and disclosures associated with environmental, social and governance matters and the increasing focus on environmental sustainability and social initiatives could adversely impact our reputation, operations and financial condition;

●	INDUS’ use of debt financing, including balloon payments and restrictive covenants, could have a material adverse effect on its financial condition;

●	Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so;

●	INDUS’ charter contains restrictions on the ownership and transfer of its common stock;

●	If INDUS fails to remain qualified as a REIT, INDUS would be subject to corporate income taxes and would not be able to deduct distributions to stockholders when computing its taxable income;

●	To maintain INDUS’ REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance; and

●	INDUS has not established a minimum distribution payment level, and INDUS may be unable to generate sufficient cash flows from its operations to make distributions to its stockholders at any time in the future.

PART I

ITEM 1. BUSINESS.

The Company

INDUS Realty Trust, Inc. (“INDUS” or the “Company”) is an acquiror, developer and asset manager of industrial/logistics real estate in select supply-constrained and high-growth markets in the United States (“U.S.”). INDUS’ real estate holdings consist of industrial/logistics properties as well as approximately 1,230 acres of undeveloped land as of December 31, 2022. INDUS also previously owned a limited number of office/flex properties that were sold in 2022. For further information, see Part I, Item 2. “Properties” in this Annual Report.

At December 31, 2022, INDUS’ portfolio consisted of approximately 6.1 million aggregate rentable square feet across 42 buildings with a weighted average building age of 12 years. INDUS’ portfolio is geographically located in the following markets by square footage: 35% in the north submarket of Hartford, Connecticut; 25% in the Lehigh Valley, Pennsylvania; 24% in the greater Charlotte, North Carolina area; 13% in Central and Southern Florida; and 3% in the greater Charleston, South Carolina area. INDUS expects to grow its portfolio through the acquisition of fully or partially leased buildings and development of new properties in its current markets as well as targeted new geographic areas, including the Nashville, Tennessee and Greenville-Spartanburg, South Carolina markets.

INDUS is a Maryland corporation and its corporate headquarters are located in New York, New York, with another principal office located in Bloomfield, Connecticut.

INDUS’ website is www.indusrt.com. The information on INDUS’ website is not incorporated or deemed to be incorporated by reference in, or otherwise a part of, this Annual Report. All reports required to be filed with the Securities and Exchange Commission (“SEC”) are available and can be accessed free of charge through the Investors section of INDUS’ website. INDUS’ common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “INDT.”

Corporate Structure & History

INDUS traces its history as an independent, publicly-traded company to 1997 when Culbro Corporation (“Culbro”) underwent a corporate reorganization such that each common stockholder of Culbro received one share of common stock of Griffin Land & Nurseries, Inc. (“GL&N”). GL&N was primarily engaged in developing, managing, and leasing industrial and commercial properties and also operated a landscape nursery business through its wholly owned subsidiary, Imperial Nurseries, Inc. (“Imperial”). In 2014, GL&N sold Imperial, and, in 2015, GL&N changed its name to Griffin Industrial Realty, Inc.

On December 30, 2020, pursuant to an Agreement and Plan of Merger, by and among INDUS, Griffin Industrial Realty, Inc., a Delaware corporation (“Griffin”), and Griffin Industrial Maryland, LLC, a Maryland limited liability company and a wholly-owned subsidiary of INDUS, the Company completed an internal merger (the “Griffin Merger”) to reincorporate from a Delaware corporation to a Maryland corporation. On December 31, 2020, following the Griffin Merger and reincorporation, Griffin changed its name from Griffin Industrial Realty, Inc. to INDUS Realty Trust, Inc. On January 4, 2021, INDUS announced that it intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “REIT Conversion”). As a REIT, INDUS generally will not be subject to U.S. federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. However, any taxable income of any taxable REIT subsidiaries (each a “TRS” and, collectively, “TRSs”) will be subject to U.S. federal, state and local income taxes.

In December 2022, INDUS completed the previously announced sale of its remaining office/flex buildings (the “Office/Flex Portfolio”) and fully exited its legacy investment in office properties. The Company’s real estate holdings now primarily consist of industrial/logistics properties. INDUS also owns undeveloped land parcels.

Unless the context requires otherwise, all references to “Company,” “Griffin,” “INDUS,” “we,” “our,” and “us” mean legacy Griffin, a Delaware corporation, and its consolidated subsidiaries for periods prior to the Griffin Merger and INDUS Realty Trust, Inc., a Maryland corporation, and its consolidated subsidiaries for periods following the Griffin Merger.

Proposed Merger

On February 22, 2023, INDUS, IR Parent, LLC, a Delaware limited liability company (“Parent”), and IR Merger Sub II, Inc., a Maryland corporation and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into INDUS (the “Merger”). Upon completion of the Merger, INDUS will survive as a wholly-owned subsidiary of Parent (the “Surviving Entity”) and the separate corporate existence of Merger Sub will cease, and INDUS will cease to be a publicly traded company on the Nasdaq Stock Market LLC. At the effective time of the Merger (the “Effective Time”), each share of INDUS common stock that is issued and outstanding immediately prior to the Effective Time (other than shares held by the Parent Parties), will be automatically converted into the right to receive $67.00 in cash, without interest (the “Merger Consideration”). The Merger Consideration will also be increased by an amount per share of INDUS common stock, in cash (rounded to the nearest whole cent), if any, equal to the sum of (1) the cash amount per share of INDUS common stock equal to the most recently declared regular quarterly cash dividend of INDUS permitted by the terms of the Merger Agreement as of the date prior to the closing date of the Merger (the “Closing Date” and such dividend, the “Final Dividend”), if the record date for the Final Dividend is after the closing of the Merger, plus (2)(A) the cash amount per share of INDUS common stock equal to the Final Dividend, multiplied by (B) the number of days between the first day following the end of the quarterly period for which the Final Dividend was declared, if any, and the day prior to the Closing Date, divided by (C) 90, rounded to the nearest whole cent, without duplication for any period.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by INDUS to conduct its business in the ordinary course consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The Merger Agreement also requires INDUS to convene and hold a stockholders’ meeting for the purpose of obtaining the Stockholder Approval (as defined in the Merger Agreement).

The closing of the Merger is subject to customary closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of INDUS common stock entitled to vote on the Merger; (ii) the clearance by the Committee on Foreign Investment in the United States and (iii) the approval by the European Commission under Council Regulation (EC) No. 139/2004 (as amended).  The closing of the Merger is not subject to a financing condition.

The Merger and the other transactions contemplated by the Merger Agreement were approved and declared advisable by the board of directors of INDUS. The Parent Parties are affiliates of Centerbridge Partners, L.P. a private investment management firm, and GIC Real Estate, Inc., a global institutional investor.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that INDUS filed with the SEC on February 22, 2023. For additional information regarding the Merger, including associated risks and uncertainties, see Part I, Item 1A – Risk Factors. There is no guarantee that the Merger will be consummated.

Competitive Strengths

INDUS believes that it is well-positioned in its industry and markets due to the quality of its portfolio and tenancy, in addition to its size, track record, and growth opportunities. Summarized below are what management believes to be INDUS’ competitive strengths:

●	High-Quality Industrial/Logistics Portfolio and Tenancy. INDUS’ portfolio primarily consists of modern, mid-sized industrial/logistics facilities in supply-constrained and/or high barrier-to-entry markets. INDUS’ properties are designed to meet multiple demand drivers for warehousing needs including local, regional and/or national distribution. The majority of INDUS’ properties are readily divisible to provide a variety of re-tenanting opportunities, do not have specialized building footprints or exterior features and are relatively young, with a weighted average building age of 12 years. The leases on INDUS’ properties have a weighted average lease term of 4.7 years.
●	Well-Positioned in the Right Sector. Industrial has been one of the most resilient real estate sectors during the COVID-19 pandemic with demand in the sector supported by several trends, including the overall growth in the

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
●	Developer’s Mindset. INDUS’ construction and development team has developed approximately 65% of the square footage in its portfolio. INDUS’ development expertise informs management’s understanding of the economics of renovations, maintenance costs and tenant improvements as well as how to price prospective acquisitions vis-à-vis replacement costs. INDUS’ development mindset helps management understand the barriers to new development that may influence future pricing and demand for properties as well as allowing management to evaluate and pursue a broad range of investment opportunities ranging from land for development, to vacant or partially leased value-add investments, to stabilized, core acquisitions. Historically, INDUS has developed properties both on speculation and as build-to-suits for select tenants.
●	Disciplined and Proven Investment Strategy with an Experienced Team. INDUS has a team of experienced professionals working to maximize opportunities that align with its focused investment strategy. INDUS has strategically identified, evaluated and entered new geographic regions through the initial acquisition of land for development and/or buildings that formed the basis for what would become a larger portfolio of properties within that market. INDUS believes that its team’s knowledge of the markets in which INDUS operates and its relationships with key market participants, including land and property owners, brokers, developers and tenants, are important elements to INDUS’ success and future growth. Additionally, INDUS is focused on active leasing and management, maintaining strong tenant relationships, controlling operating expenses and physically maintaining the quality of its properties to drive increased profitability.
●	Significant Internal Growth Opportunities. INDUS expects to continue to generate internal growth, or increases in cash flows from its existing properties, through annual lease escalations, rent growth in the markets in which it operates and the stabilization of vacancy in its new developments and acquisitions. INDUS also expects to leverage its existing operational platform as the Company seeks to own and manage a greater number of properties over time.

Management Objectives & Strategy

INDUS’ management objectives and investment strategies seek to maximize long-term growth in cash flows, net asset value and total stockholder return. In its pursuit of these objectives, the Company plans to:

●	Concentrate on a Limited Number of High-Potential Markets. INDUS intends to expand strategically and selectively into new geographic markets as it increases its presence from the five markets in which it operated as of December 31, 2022. INDUS expects to enter new geographic markets through the acquisition of fully or partially leased buildings and development of new properties, and currently has two agreements to purchase properties in the Nashville, Tennessee and Greenville-Spartanburg, South Carolina markets. INDUS seeks markets and/or submarkets that are supply-constrained or present significant barriers to entry and have a large and/or quickly growing population base and strong transportation infrastructure – whether that be roads, airports, rail or port access. Additionally, the market and/or submarket should be positioned to allow for a diversity of tenant uses that can service multiple drivers of demand in the modern supply chain. Lastly, management seeks to enter markets where it can acquire or develop several properties and achieve a critical mass. INDUS believes that markets that meet its criteria have the potential for above average rent growth and occupancy over time and that owning several properties in a region may lead to prospective deals and opportunities as well as efficiencies for asset management.
●	Focus on Mid-Sized Industrial/Logistics Properties. INDUS seeks opportunities for acquisitions and developments of mid-sized industrial/logistics buildings, generally between 75,000 and 400,000 square feet. The Company believes that buildings of this size are less management intensive and attract larger companies as tenants as compared to buildings below the target size range. The Company also believes that mid-sized buildings avoid the outsized exposure to any individual building or tenant that larger buildings may create within a portfolio. Within the mid-sized property range, INDUS seeks buildings that are generally suitable for one to three tenants and that have market-appropriate features that it believes will appeal to the widest variety of tenants in the market.
●	Monetize Non-Core Assets and Recycle Capital. INDUS selectively seeks to monetize its non-core assets and land holdings (especially where not suitable for industrial property development) and redeploy the proceeds into industrial/logistics acquisition and development opportunities over time. Since 2012, INDUS has sold approximately $86 million of these non-core assets, which includes the 2022 sale of INDUS’ legacy office/flex properties, and has invested those proceeds into its industrial/logistics portfolio.
●	Pursue a Mix of New Developments and Acquisitions. To create value and enhance the quality of its portfolio, INDUS expects to continue to develop and acquire mid-sized buildings in its target markets. INDUS believes that there are benefits to growing its property portfolio through both ground-up development and acquisitions of existing buildings, including the potential to receive rent from the acquisition of completed or occupied buildings sooner as compared to a land purchase and subsequent development, which may achieve higher overall investment returns but over a longer-dated time horizon as compared to acquisitions of existing buildings. INDUS seeks to design and own properties that have market-appropriate clear heights, building depths and trailer parking and are located near the most critical market infrastructure. INDUS targets opportunities that meet its asset, location and financial criteria at prices and projected returns that it believes are attractive.
●	Conservatively Manage Balance Sheet and Utilize Equity to Enhance Stockholder Value. Prior to 2020, INDUS financed all of its external growth through internally-generated cash flows and property-level mortgage financings. In 2021, INDUS completed two underwritten public offerings of the Company’s common stock totaling $261,477,000. As of December 31, 2022, INDUS had available borrowing capacity of $60.0 million of its $150.0 million delayed draw term loan and an available borrowing base of $94.1 million of its $100.0 million revolving credit facility. There have been no borrowings under the revolving credit facility as of December 31, 2022, however, it has been used to secure approximately $5.9 million in standby letters of credit related to INDUS’ development activities. As of December 31, 2022, INDUS had outstanding property level, non-recourse mortgage debt of approximately $80.7 million with a total weighted average interest rate of 4.13%.

Environmental, Social and Governance (“ESG”) Matters

INDUS believes that protecting the environment and supporting the communities it operates in are important measures of corporate responsibility. INDUS strives to support sustainability through its commitment to building environmentally responsible properties. Nearly 100% of its properties feature energy efficient lighting, of which approximately 58% by square footage have LED lighting as of December 31, 2022. To further its commitment to energy efficiency, in 2022 INDUS introduced an LED Lighting Efficiency Program (“LEEP”) to its tenants, to encourage coordination with tenants to implement upgrades and adoption of LED lighting in its portfolio. To date, INDUS has agreed to terms with 1 tenant to upgrade to LED lighting under LEEP.

INDUS has also made the commitment to incorporate energy efficient features in its developments and, since 2012, 100% of its new developments have clerestory windows and all of INDUS’ properties in warm weather states like Florida and North Carolina have white reflective roof decks. More recently, INDUS has also committed to delivering new developments that are able to accommodate solar panels for future renewable energy generation, as well as incorporate electric vehicle charging stations. During 2022, INDUS was approved by the local utility provider in Connecticut to add solar arrays to two buildings in its Hartford, Connecticut portfolio. INDUS continues to seek ways to implement environmentally conscious decisions in the development and management of its industrial/logistics portfolio to create long-term value for the environment, the Company and stockholders.

INDUS participates in various charitable service organizations in its local business communities as part of its commitment to social responsibility. INDUS is also committed to socially-responsible policies and practices to attract and develop a diverse company culture, including a comprehensive employee benefits program, mandatory training on topics like diversity, equity and inclusion as well as anti-harassment, and a commitment to our Code of Business Conduct and Ethics. Additionally, in 2022, INDUS established an Employee and Community Engagement Committee, comprised of INDUS volunteers who meet monthly and focus on ways to improve both the employee and tenant experience at INDUS as well as INDUS’ community engagement and volunteer efforts.

INDUS relies on its Board of Directors (the “Board”) and management team to maintain the trust of its employees, stockholders, tenants and partners. INDUS believes the integrity of its leadership is evidenced through good corporate governance policies that are developed to align with the best interests of stockholders. The Board and management team are further supported by the Company’s Internal ESG Committee, comprised of members across departments at INDUS, which meets monthly and reports on progress periodically through the year to the Board and Board Sustainability Committee.

Human Capital Management

As part of a commitment to providing a work environment that attracts, develops and retains high performing individuals and that treats employees with dignity and respect, INDUS:

●	Seeks to promote a culture that is based on integrity, an entrepreneurial spirit and collaboration. INDUS relies on its employee relationships to support the Company’s vision and growth and believes that the strength of these relationships is evidenced by its low turnover and employee tenure, which, as of December 31, 2022, was over 10 years.

●	Offers equal employment opportunities and seeks to foster a diverse and vibrant workplace with employees who possess a broad range of experiences, backgrounds and skills. INDUS believes that its diverse company culture is evidenced by its percentage of female employees, which comprised 33% of its staff as of December 31, 2022.

●	Endeavors to maintain a workplace free from discrimination or harassment on the basis of race, color, religion, creed, disability, marital or pregnancy status, gender, gender identity, sexual orientation, national origin, ancestry, or age, among other protected characteristics. INDUS conducts annual training to encourage inclusion and sensitivity in the workplace, avoid unconscious bias and to prevent discrimination and harassment. As of December 31, 2022, INDUS had received 100% employee participation in its annual trainings on these topics. Additionally, INDUS offers its employees competitive compensation packages and continuously monitors incentive programs and health and wellness benefits to ensure that the Company is attracting and retaining top talent.

As of December 31, 2022, INDUS had 33 employees, including 32 full time employees. Presently, none of INDUS’ employees are represented by a union. INDUS believes that relations with its employees are satisfactory.

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

Government Regulations

Environmental Matters

Under various federal and state laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, which liability may be imposed without regard to fault or the legality of the original conduct, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership (direct or indirect), operation, management and development of real estate properties, INDUS may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. The value of INDUS’ land may be affected by the presence of residual chemicals from the prior use of the land for farming.

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

Risks Related to the Proposed Merger

INDUS is subject to various risks related to the proposed Merger.

INDUS has entered into the Merger Agreement pursuant to which we have agreed to merge with affiliates of the Sponsors. The risks, contingencies and other uncertainties that could result in the failure of the proposed Merger to be completed or, if completed, that could have a material adverse effect on INDUS’ business, financial condition or results of operations following the proposed transaction, and any anticipated benefits of the proposed Merger, include:

●	the failure to obtain necessary stockholder approvals for the consummation of the proposed Merger;
●	the failure to satisfy required closing conditions, including regulatory approvals, or complete the proposed Merger in a timely manner or at all;
●	the effect of the announcement of the proposed Merger on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and the business generally;
●	the diversion of INDUS’ management’s attention from its core business as INDUS works to take all steps necessary to close the transaction;

●	any incurrence of significant transaction-related costs in connection with the proposed Merger that are, and will be, incurred regardless of whether the proposed transaction is completed;
●	the potential loss of tenants, vendors, and other business partners or the termination of existing contracts in response to the proposed Merger; and
●	the occurrence of any event giving rise to the right to terminate the Merger Agreement.

Moreover, INDUS has incurred and expects to incur a number of non-recurring costs associated with the proposed Merger, for which INDUS will receive little or no benefit if the Merger is not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond INDUS’ control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by INDUS regardless of whether or not the proposed Merger is completed and may relate to activities that INDUS would not have undertaken other than to complete the Merger.

The proposed Merger is subject to approval of INDUS’ stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Company common stock entitled to vote on the Merger; (ii) the clearance by the Committee on Foreign Investment in the United States and (iii) the approval by the European Commission under Council Regulation (EC) No. 139/2004 (as amended), which are not within our control. INDUS can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), INDUS can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within INDUS’ control, and INDUS cannot predict when or if these conditions will be satisfied (or waived, if applicable). Additionally, under circumstances specified in the Merger Agreement, INDUS or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to INDUS, covenants to conduct its business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of INDUS’ Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, INDUS cannot assure you that the Merger will be completed, even if its stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

INDUS may not complete the proposed Merger within the timeframe anticipated or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond INDUS’ control. If the Merger is not completed for any reason, including as a result of the stockholders failing to adopt the Merger Agreement, INDUS stockholders will not receive any payment for their shares of INDUS common stock in connection with the Merger. Instead, INDUS will remain a public company, its common stock will continue to be listed and traded on The Nasdaq Stock Market and registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and INDUS will be required to continue to file periodic reports with the SEC. Moreover, INDUS’ ongoing business may be materially adversely affected, and the Company would be subject to a number of risks, including the following:

●	the Company may experience negative reactions from the financial markets, including negative impacts on stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
●	the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting employees and those with whom INDUS does business;
●	the Company will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that INDUS would not have undertaken other than in connection with the Merger;
●	the Company may be required to pay a cash termination fee to Parent of up to $24.4 million, as required under the Merger Agreement under certain circumstances;
●	while the Merger Agreement is in effect, the Company is subject to restrictions on its business activities, including, among other things, restrictions on its ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, or incurring indebtedness, which could prevent INDUS from pursuing strategic business opportunities, taking actions with respect to the business that INDUS may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect the business, results of operations and financial condition;
●	matters relating to the Merger require substantial commitments of time and resources by INDUS management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to the Company; and
●	the Company may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on INDUS’ business operations, financial results and stock price, particularly to the extent that the current market price of INDUS common stock reflects an assumption that the Merger will be completed.

INDUS will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with tenants and other third-party business partners.

The Company’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, the business, which may materially adversely affect results of operation and the business. Uncertainty as to whether the Merger will be completed may affect INDUS’ ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of INDUS’ management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from its day-to-day operations. Uncertainty as to the future could adversely affect INDUS’ business and its relationship with tenants and potential tenants. For example, tenants and other third parties may defer decisions concerning working with INDUS, or seek to change existing business relationships with INDUS. Changes to or termination of existing business relationships could adversely affect the Company’s revenue, earnings and financial condition, as well as the market price of INDUS common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires INDUS to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $24.4 million (the “Company Termination Payment”), including if Parent terminates the Merger Agreement after the Company Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with INDUS and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to INDUS’ stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect business operations and financial results, which in turn would materially and adversely affect the price of INDUS common stock.

INDUS may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may adversely affect INDUS’ business, financial position and results of operation.

Risks Related to INDUS’ Business and Properties

INDUS’ real estate portfolio is concentrated in the industrial real estate sector, and its business would be adversely affected by an economic downturn in that sector.

As of December 31, 2022, INDUS’ investments in real estate are concentrated in the industrial/logistics space. This level of concentration exposes INDUS to the risk of economic downturns in the industrial real estate sector to a greater extent than if its properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the leasing market for industrial properties could have a material adverse effect on INDUS’ results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’ real estate portfolio is geographically concentrated, which causes it to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, INDUS’ operating performance is impacted by the economic conditions of the specific geographic markets in which it has concentrations of properties. The portfolio includes holdings in Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central and Southern Florida and the greater Charleston, South Carolina area. The company also expects to enter the Nashville, Tennessee and Greenville-Spartanburg, South Carolina markets in 2023. This geographic concentration could adversely affect INDUS’ operating performance if conditions become less favorable in any of the states or regions in which it has a concentration of properties. It is possible that some or all of its markets will not grow or that underlying real estate fundamentals will not be favorable to owners and operators of properties. INDUS’ operations may also be adversely affected if competing properties are built in its target markets. The construction of new facilities by competitors would increase capacity in the marketplace, and an increase in the amount of vacancies in competitors’ properties and negative absorption of space could result in INDUS experiencing longer times to lease vacant space, eroding lease rates or hindering renewals by existing tenants. Any adverse economic or real estate developments in INDUS’ target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems in these markets, could materially and adversely impact INDUS’ results of operations, cash flows, financial condition, ability to satisfy debt obligations and ability to pay dividends to stockholders.

INDUS’ ability to grow its portfolio partially depends on its ability to develop properties, which may suffer under certain circumstances.

INDUS intends to continue to develop properties when warranted by its assessment of market conditions. INDUS’ general construction and development activities include the risks that:

●	INDUS’ assessment of market conditions may be inaccurate, including market impact from macroeconomic factors such as the COVID-19 pandemic or increased interest rates;
●	development activities may require the acquisition of undeveloped land and competition from other real estate investors may significantly increase the purchase price of that land;
●	INDUS may be unable to obtain, or may face delays in obtaining required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and require INDUS to abandon its activities entirely with respect to a project;
●	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability;
●	construction costs (including required offsite infrastructure costs) may exceed INDUS’ original estimates due to increases in interest rates and increased material, labor or other costs, possibly making the property less profitable than projected or unprofitable because INDUS may not be able to increase rents to compensate for the increase in construction costs;
●	INDUS may expend funds on and devote management's time to development projects that it does not complete;
●	if INDUS alters or discontinues its development efforts, costs of the investment may need to be expensed rather than capitalized and INDUS may determine the investment is impaired, resulting in a loss;
●	occupancy rates and rents at newly completed properties and the time it takes to fully or substantially lease such facilities may not meet INDUS’ expectations. This may result in lower than projected occupancy and rental rates resulting in an investment that is less profitable than projected or unprofitable; and

●	INDUS may incur losses under construction warranties, guaranties and delay damages under INDUS’ contracts with tenants and other customers.

We have owned many of our properties for a limited time, and we may not be aware of characteristics or deficiencies involving any one or all of them.

Of the properties in our portfolio at December 31, 2022, 12 buildings totaling approximately 1.7 million rentable square feet have been acquired in the past five years. These properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform up to our expectations. We cannot give assurance that the operating performance of the properties will not decline under our management.

The actual initial full year stabilized cash net operating income yields from INDUS’ planned development and acquisition activities may not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in INDUS’ other public disclosures.

As a part of INDUS’ standard development and acquisition underwriting process, INDUS analyzes the targeted initial full year stabilized Cash NOI yield for each development project and acquisition target and establishes a range of initial full year stabilized Cash NOI yields, which it refers to as “underwritten stabilized Cash NOI yields.” Underwritten stabilized Cash NOI yields are calculated as a development project’s or acquisition’s initial full year stabilized Cash NOI as a percentage of its estimated total investment, including costs to stabilize the buildings to 95% occupancy (other than in connection with build-to-suit development projects and single tenant properties which use an assumption of 100% occupancy). INDUS calculates the targeted initial full year stabilized Cash NOI by subtracting the development project’s or acquisition’s estimated initial full year stabilized operating expenses, real estate taxes and non-cash rental revenue, including straight-line rents (before interest expense, income taxes, if any, and depreciation and amortization), from its estimated initial full year stabilized rental revenue.

INDUS cautions you not to place undue reliance on the underwritten stabilized Cash NOI yield ranges for its planned development and acquisition activities because they are based solely on INDUS’ estimates, using data available to it in its development and acquisition underwriting processes. INDUS’ total cost to complete a development project or acquisition may differ substantially from its estimates due to various factors, including unanticipated expenses, delays in the estimated start and/or completion date of planned development projects, effects of the COVID-19 pandemic and other contingencies. In addition, INDUS’ actual initial full year stabilized Cash NOI from its planned development and acquisition activities may differ substantially from its estimates based on numerous other factors, including delays and/or difficulties in leasing and stabilizing a development project or acquisition, failure to obtain estimated occupancy and rental rates, inability to collect anticipated rental revenues, tenant bankruptcies and unanticipated expenses of the development project or acquisition that INDUS cannot pass on to its tenants. It is possible that that the actual initial full year stabilized Cash NOI yield from INDUS’ planned development and acquisition activities will not be consistent with the underwritten stabilized Cash NOI yield ranges set forth in INDUS’ other public disclosures.

INDUS’ ability to achieve growth in its portfolio partially depends in part on INDUS’ ability to acquire properties, which may suffer under certain circumstances.

INDUS acquires individual properties and, in the future, may continue to acquire individual properties or portfolios of properties. INDUS’ acquisition activities and their success are generally subject to the following risks:

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

INDUS has experienced and may in the future experience increased operating costs, which could adversely affect its results of operations.

INDUS’ properties are subject to increases in operating expenses such as real estate taxes, fuel, utilities, labor, repairs and maintenance, building materials and insurance, some of which have been and may continue to be impacted by the COVID-19 pandemic. While many of INDUS’ current tenants generally are obligated to pay a significant portion of these costs, it is possible that existing or new tenants will not agree to, or make, these payments. As operating expenses increase, including as a result of increased inflation rates, INDUS may not be able to pass these costs on to its tenants and, therefore, any increases could have an adverse effect on INDUS’ results of operations and cash flow. Additionally, increases in operating expenses may impact rental rates as tenants’ total cost of occupancy would increase and, thereby, may limit rent growth for the Company. For space that has remained or remains unleased, INDUS has incurred, and will continue to incur, all of the building’s operating costs for the space without reimbursements from tenants.

INDUS relies on third-party managers for day-to-day property maintenance of certain of its properties.

INDUS relies on local third-party managers to oversee the day-to-day maintenance of its properties in the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central and Southern Florida and the greater Charleston, South Carolina area. To the extent that INDUS uses a third-party for property maintenance, the cash flows from its Lehigh Valley, greater Charlotte area, Central and Southern Florida and greater Charleston, South Carolina area properties may be adversely affected if the third-party fails to provide quality services. These third-parties may fail to manage INDUS’ properties effectively or in accordance with their agreements with INDUS, may be negligent in their performance and may engage in criminal or fraudulent activity. If any of these events occur, INDUS could incur losses or face liabilities from the loss or injury to its property or to persons at its properties. In addition, disputes may arise between INDUS and these third-parties, and INDUS may incur significant expenses to resolve those disputes, or terminate the relevant agreement with these third-parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third-parties may manage and own other properties that may compete with INDUS’ properties, which may result in conflicts of interest and decisions regarding the operation of INDUS’ properties that are not in INDUS’ best interests. INDUS has and likely will continue to rely on third-parties in any new markets it enters through its acquisition activities.

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

INDUS’ results of operations and cash flows depend on its ability to lease space to tenants on economically favorable terms. Therefore, INDUS has and could in the future be adversely affected by various factors and events over which INDUS has limited control, such as:

●	inability to retain existing tenants and attract new tenants;
●	oversupply of or reduced demand for space and changes in market rental rates in the areas where INDUS’ properties are located;
●	defaults by INDUS’ tenants or failure to pay rent on a timely basis due to bankruptcy, economic conditions or other factors, such as the COVID-19 pandemic, increased interest rates or heightened inflation;
●	physical damage to INDUS’ properties and the need to repair the damage;
●	economic or physical decline or impacts related to the COVID-19 pandemic in the areas where INDUS’ properties are located; and
●	potential risk of functional obsolescence of INDUS’ properties over time.

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

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2022, inflation in the United States accelerated and is currently expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending, our tenants’ businesses, and/or future demand for industrial space.

Rising inflation could also have an adverse impact on our financing costs (including our secured credit facility or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets and could result in the decline of the market price of our common stock, which may adversely impact our ability and willingness to raise equity capital on favorable terms, including through our at the market (“ATM”) common stock offering program. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

INDUS’ use of financing arrangements that include balloon payment obligations could have a material adverse effect on its financial condition.

All of INDUS’ nonrecourse mortgage loans and its Delayed Draw Term Loan Facility (the “DDTL Facility”) as of December 31, 2022 require a lump-sum or “balloon” payment at maturity. INDUS’ ability to make a balloon payment at maturity may be uncertain and may depend upon its ability to obtain additional financing. At the time the balloon payment is due, INDUS may or may not be able to refinance the balloon payment on terms as favorable as the original mortgage terms. If INDUS were to be unable to refinance the balloon payment, then it may be forced to sell the property or pay the balloon payment using its existing cash on hand or other liquidity sources, or the property could be foreclosed. Any balloon payments that INDUS makes out of its existing cash or liquidity may have a material adverse effect on its financial condition and leave it with insufficient cash to invest in other properties, pay dividends to stockholders or meet its other obligations.

INDUS’ failure to effectively hedge against interest rate fluctuation could have a material adverse effect on its financial condition.

INDUS has entered into several interest rate swap agreements to hedge its interest rate exposures related to its variable rate nonrecourse mortgages on certain of its buildings and its DDTL Facility. These agreements have costs and involve the risks that these arrangements may not be effective in reducing INDUS’ exposure to interest rate fluctuations and that a court could rule that such agreements are not legally enforceable. The failure to hedge effectively against interest rate fluctuations may have a material adverse effect on INDUS’ results of operations if interest rates were to rise materially. Additionally, any settlement charges incurred to terminate an interest rate swap agreement may result in increased interest expense, which may also have an adverse effect on INDUS’ results of operations.

INDUS may suffer adverse effects as a result of the terms of and covenants relating to its credit facilities.

INDUS’ continued ability to borrow under its $150 million DDTL Facility and its $100 million revolving credit facility is subject to compliance with certain financial and other covenants. These covenants may limit INDUS’ operations and failure to comply with such covenants under any of its credit facilities could cause a default under such credit facility, and INDUS may then be required to repay amounts outstanding, if any, under such facility with capital from other sources. Under those circumstances, other sources of capital may not be available to INDUS, or may be available only on unattractive terms.

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

Inflation and related volatility in the economy could negatively impact our tenants, our results of operations and the value of our publicly-traded equity securities.

Inflation in the United States accelerated rapidly in 2022 and is expected to continue at an elevated level in the near-term. Inflation and its related impacts, including increased prices for services and goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our tenants’ businesses or our results of operations. Most of our leases require the tenants to pay their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, although a limited number of tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that most of our leases mitigate our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. In addition, while most of our leases provide for scheduled rent increases, high levels of inflation could outpace these increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

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

INDUS has directly experienced, and may continue to experience, disruptions and other impacts to its business as a result of the ongoing pandemic and actions taken to mitigate its effects, including, without limitation:

●	disruptions in availability and supply, and increased costs, of materials and products, including raw materials for INDUS’ current or planned development projects (especially the increased cost and lessened availability of structural steel and roofing materials);
●	delays in receipt of approvals and entitlements, due to government agencies, labor and other businesses working in reduced or restricted capacities;
●	inability of contractors or third party managers to perform effectively or on a timely basis, including as a result of restrictions on construction and other business activities;
●	the transition of INDUS’ and its tenants’ employees toward an increased trend of working from home;

●	effects of government travel restrictions or the general discouragement of non-essential travel to contain the spread of COVID-19;
●	tenant requests for rent deferrals or abatement or tenant inability to pay rent as a result of the impact of the pandemic;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and other effects of disruption and instability in the global financial markets; and
●	a general decline in business activity, demand for real estate and other market conditions.

These and other factors may continue to impact INDUS, including, without limitation, by delaying or preventing INDUS from completing current or planned development projects, or monetizing our current or future real estate assets; reducing INDUS’ ability to lease vacant space, and restricting INDUS’ ability to travel to, locate and execute on acquisitions or enter new markets. There may be similar disruptions and adverse impacts to INDUS’ business in the event of future pandemics or other public health crises.

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

INDUS’ real estate business may be affected by market conditions, political and economic uncertainty experienced by the U.S. economy as a whole, conditions in the credit markets, by local economic conditions in the markets in which its properties are located or by other global and domestic events, such as the COVID-19 pandemic and the current conflict between Russia and Ukraine. Such conditions may impact INDUS’ results of operations, financial condition or ability to expand its operations and pay dividends to stockholders as a result of the following:

●	the financial condition of INDUS’ tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;
●	a decrease in investment spending, the curtailment of expansion plans or significant job losses may decrease demand for INDUS’ industrial/logistics space, causing market rental rates and property values to be negatively impacted;
●	INDUS’ ability to borrow on terms and conditions that it finds acceptable, or at all, may be limited, which could reduce its ability to pursue acquisition and development opportunities, refinance existing debt, and/or increase future interest expense;
●	reduced values of INDUS’ properties may limit its ability to obtain debt financing collateralized by its properties or may limit the proceeds from such potential financings;
●	a weak economy may limit sales of land intended for commercial, industrial and residential use;
●	changes in supply or demand for similar or competing properties in an area where INDUS’ properties are located may adversely affect INDUS’ competitive position and market rental rates in that area; and
●	long periods of time may elapse between the commencement and the completion of INDUS’ projects.

An increase in interest rates could adversely impact INDUS’ ability to refinance existing debt or to finance new developments and acquisitions.

Rising interest rates could limit INDUS’ ability to refinance existing debt on favorable terms, or at all, when it matures. As interest rates increase, so will INDUS’ variable interest costs, if any, as well as the cost of any fixed debt INDUS may seek, which would adversely affect INDUS’ cash flow and could affect INDUS’ ability to pay principal and interest on its debt.

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

INDUS has experienced and may continue to experience increased costs or delays in the supply of raw materials, labor and energy, which could adversely affect its operations.

INDUS has experienced increases in the costs of materials, labor and energy, as well as disruption in the supply of certain raw materials and key construction inputs. INDUS’ construction activities and maintenance of its current portfolio could be adversely affected by continued or future increases in raw materials, labor or energy costs or disruption of these supply chains, including, without limitation, as a result of the COVID-19 pandemic. An increase in the cost of building new facilities could negatively impact INDUS’ future operating results through increased depreciation expense. An increase in construction costs would also require increased investment in INDUS’ real estate assets, which may lower the return on investment in new facilities. The lack of availability of raw materials and labor has impacted and could continue to impact INDUS, resulting in higher construction costs as a result of increases in wage rates and delay construction of new facilities or the completion of tenant related work delaying rent commencement dates. Furthermore, as petroleum and other energy costs increase, including in connection with the current conflict between Russian and Ukraine, products used in the construction of INDUS’ facilities, such as steel, masonry, asphalt, cement, roofing and building products may increase. Additionally, government international trade policies, including implementation of or changes in tariffs, could impact the cost of products used in INDUS’ facilities. An increase in energy costs could increase INDUS’ building operating expenses and thereby lower INDUS’ operating results.

Real estate investments are illiquid, and INDUS may not be able to sell its properties when INDUS determines it is appropriate to do so.

Real estate properties are not as liquid as other types of investments and this lack of liquidity could limit INDUS’ ability to react promptly to changes in economic, financial, investment or other conditions, such as the COVID-19 pandemic. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”), provide for the ability to exchange “like-kind” property to defer income taxes related to a gain on sale of real property (“1031 Like-Kind Exchange”). The illiquidity of real estate properties may limit INDUS’ ability to find a replacement property to effectuate an exchange.

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

All of INDUS’ properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that places of public accommodation comply with federal requirements related to access and use by people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants, or both. Expenditures related to complying with the provisions of the ADA could adversely affect INDUS’ results of operations and financial condition. In addition, INDUS is required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may continue to be adopted by governmental agencies and bodies and become applicable to INDUS’ properties. INDUS has made and may continue to be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on INDUS’ operating results and financial condition and INDUS’ ability to satisfy debt obligations and issue dividends to stockholders.

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

INDUS is exposed to the potential impacts of natural disasters, as well as future climate change and climate-change related risks.

There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt INDUS’ operations or those of INDUS’ customers and suppliers, require INDUS to incur additional operating or capital expenditures, reduce the demand for properties located in certain areas, or otherwise adversely impact INDUS’ business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events, as well as contribute to chronic changes in the physical environment (such as rising sea-levels or changes in ambient temperature and precipitation patterns) that may also adversely impact INDUS’ business and operations. Additionally, to the extent catastrophic events increase, it may adversely impact the availability or cost of insurance. While INDUS may take various actions to mitigate business risks associated with climate change, this may require INDUS to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.

Additionally, INDUS’ business is exposed to risks associated with societal efforts to mitigate or otherwise respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, as a real estate owner and developer, INDUS may be adversely impacted in the future by stricter energy efficiency standards for buildings. INDUS may be required to make improvements to its existing properties to meet such standards and the costs to meet these standards may increase INDUS’ costs for new construction. Similarly, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. As a separate example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require INDUS to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on INDUS’ management and board of directors.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by various stakeholders on a variety of environmental, social and governance (“ESG”) and other sustainability matters. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. We may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or business relation with impacted customers or suppliers. To the extent we do adopt, or expand, certain voluntary ESG initiatives (such as voluntary disclosures, policies, or goals, among others), it may require us to expend additional resources to implement or to forego certain business opportunities in order to comply. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. There can also be no guarantee that our ESG initiatives will have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

If we are not effective in addressing, or are perceived to not sufficiently address, environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

In order for INDUS to qualify as a REIT, no more than 50% of the value of outstanding shares of its stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which INDUS elects to be taxed as a REIT. Subject to certain exceptions, INDUS’ charter prohibits any stockholder from owning, beneficially or constructively, more than 5.5% in value or in number of shares, whichever is more restrictive, of the outstanding shares of its common stock, or 5.5% in value of the aggregate of the outstanding shares of all classes or series of our stock. INDUS refers to these restrictions collectively as the “ownership limits.” The beneficial and constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be beneficially or constructively owned by one individual or entity. As a result, the acquisition of less than 5.5% of INDUS’ outstanding common stock or the outstanding shares of all classes or series of INDUS’ stock by an individual or entity could cause that individual or entity or another individual or entity to own beneficially or constructively in excess of the relevant ownership limits. INDUS’ charter also prohibits any person from owning shares of INDUS’ stock that could result in INDUS being “closely held” under Section 856(h) of the Code or otherwise cause INDUS to fail to qualify as a REIT. Any attempt to own or transfer shares of INDUS’ common stock or of any of INDUS’ other capital stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These ownership limits may prevent a third-party from acquiring control of INDUS if INDUS’ Board does not grant an exemption from the ownership limits, even if INDUS’ stockholders believe the change in control is in their best interests. Although it is under no continuing obligation to do so, INDUS’ Board intends to grant some limited exemptions from the ownership limits applicable to certain holders of its common stock, subject to certain initial and ongoing conditions designed to protect INDUS’ status as a REIT, including, if deemed advisable, the receipt of an Internal Revenue Service, or IRS, private letter ruling or an opinion of counsel.

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

Members of the Cullman and Ernst families (the “Cullman and Ernst Group”), which include Michael S. Gamzon, a director and INDUS’ President and Chief Executive Officer and Frederick M. Danziger, a director of INDUS, members of their families and trusts for their benefit, partnerships in which they own substantial interests and charitable foundations on whose boards of directors they sit, owned, directly or indirectly, approximately 21.9% of the outstanding common stock of INDUS as of December 31, 2022. There is an informal understanding that the persons and entities included in the Cullman and Ernst Group will vote together the shares owned by each of them. As a result, the Cullman and Ernst Group may have significant influence over the determination of INDUS’ corporate and management policies.

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

INDUS currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes. However, it is possible that INDUS will not have qualified or will not remain qualified as a REIT. Qualification as a REIT requires INDUS to satisfy numerous requirements established under highly technical and complex sections of the Code, which may change from time to time and for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within INDUS’ control. If INDUS fails to qualify as a REIT in any taxable year:

●	INDUS would be subject to federal income tax on its taxable income computed in the usual manner for corporate taxpayers without deduction for distributions to its stockholders and INDUS may need to borrow additional funds or issue securities to pay such additional tax liability;
●	unless INDUS is entitled to relief under applicable statutory provisions, INDUS could not elect to be taxed as a REIT for four taxable years following the year during which INDUS was disqualified; and
●	INDUS would not be required to make distributions to its stockholders.

As a result of all these factors, INDUS’ failure to continue to qualify as a REIT also could impair its ability to expand its business and raise capital.

In order to remain qualified as a REIT, INDUS must satisfy a number of requirements, including requirements regarding the ownership of its stock, requirements regarding the composition of its assets and requirements regarding the sources of its gross income. Also, INDUS must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect INDUS investors, its ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if INDUS remains qualified as a REIT, it may owe taxes under certain circumstances.

Even if INDUS qualifies as a REIT, it will be subject to certain U.S. federal, state and local taxes on its income and property, including on taxable income that the Company does not distribute to its stockholders, and on net income from certain “prohibited transactions.” In addition, if INDUS fails to qualify as a REIT but nevertheless qualifies for relief under certain statutory relief provisions, it may be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more such relief provisions under the Code to maintain its qualification as a REIT. Moreover, INDUS’ taxable REIT subsidiary will be subject to tax as a regular corporation in the jurisdictions it operates. Furthermore, if INDUS sells an asset it held on the first day of the first taxable year for which it qualified as a REIT (i.e., January 1, 2021) during the five-year period that began on such first day, INDUS generally will be required to pay regular U.S. federal corporate income tax on the gain to the extent of the excess of (i) the fair market value of the asset, over (ii) the adjusted tax basis of the asset, determined as of the first day of the first taxable year for which INDUS qualified as a REIT.

To maintain INDUS’ REIT status, INDUS may be forced to obtain capital during unfavorable market conditions, which could adversely affect its overall financial performance.

In order to qualify as a REIT, INDUS is generally required each year to distribute to its stockholders at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain), and INDUS is subject to tax to the extent its taxable income (including net capital gain) is not fully distributed. In addition, INDUS is subject to a 4% non-deductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. Accordingly, INDUS may not be able to retain sufficient cash flow from operations to meet its debt service requirements and repay its debt. Therefore, INDUS may need to raise additional capital for these purposes, and INDUS cannot assure that a sufficient amount of capital will be available to INDUS on favorable terms, or at all, when needed. Further, in order to maintain its REIT qualification and avoid the payment of income and excise taxes, INDUS may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. INDUS’ access to third-party sources of capital depends on a number of factors, including the market’s perception of INDUS’ growth potential, INDUS’ current debt levels, the per share trading price of INDUS’ common stock, and INDUS’ current and potential future earnings. It is possible that INDUS will not have access to such capital on favorable terms at the desired times, or at all, which may cause INDUS to curtail its investment activities and/or to dispose of assets at inopportune times.

There are uncertainties relating to INDUS’ estimate of the E&P Distribution.

To qualify for taxation as a REIT effective for the year ended December 31, 2021, INDUS distributed to its stockholders, its undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2021, which is referred to as the “E&P Distribution.” INDUS believes that the total value of the E&P Distribution was sufficient to fully distribute its accumulated earnings and profits. However, the amount of INDUS’ accumulated earnings and profits is a complex factual and legal determination. INDUS may have had less than complete information at the time it estimated its earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of INDUS’ undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2020, successfully assert that INDUS’ taxable income should be increased, which could increase INDUS’ pre-REIT accumulated earnings and profits. Thus, INDUS could fail to satisfy the requirement that it distribute all of its pre-REIT accumulated earnings and profits by the close of its first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of its pre-REIT accumulated earnings and profits, INDUS cannot now determine whether it would be able to take advantage of them or the economic impact to INDUS of doing so.

INDUS’ taxable REIT subsidiaries are subject to federal income tax, and INDUS is required to pay a 100% penalty tax on certain income or deductions if its transactions with its taxable REIT subsidiaries are not conducted on arm’s length terms.

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

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of INDUS’ outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year that began with INDUS’ 2021 taxable year. To assist INDUS in satisfying this share ownership requirement, INDUS’ charter imposes ownership limits on its shares of stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits. These ownership limitations may restrict or prevent stockholders from engaging in certain transfers of our common stock.

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

INDUS is generally required to distribute to its stockholders at least 90% of its net taxable income (excluding net capital gains) each year to qualify as a REIT under the Code. To the extent INDUS satisfies the 90% distribution requirement but distributes less than 100% of its net taxable income (including net capital gains), INDUS will be subject to federal corporate income tax on its undistributed net taxable income. INDUS intends to distribute at least 100% of its net taxable income (including net capital gains). However, INDUS’ ability to make distributions to its stockholders may be adversely affected by the issues described in the risk factors set forth herein. Subject to satisfying the requirements for REIT qualification, INDUS intends over time to make regular quarterly distributions to its stockholders. INDUS’ Board has the sole discretion to determine the timing, form and amount of any distributions to its stockholders. INDUS’ Board makes determinations regarding distributions based upon, among other factors, its historical and projected results of operations, financial condition, cash flows and liquidity, satisfaction of the requirements for REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as its Board may deem relevant from time to time. Among the factors that could impair INDUS’ ability to make distributions to its stockholders are:

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

U.S. federal income tax reform legislation could affect REITs generally, the geographic markets in which INDUS operates, its stock and its results of operations, both positively and negatively in ways that are difficult to anticipate.

As a REIT, INDUS is generally not required to pay federal income taxes otherwise applicable to regular corporations (except for income generated by INDUS’ taxable REIT subsidiaries) if INDUS complies with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. Tax reform legislation affects the way in which dividends paid on shares of our common stock are taxed and could impact INDUS’ stock price or how stockholders and potential investors view an investment in REITs generally. In addition, while certain elements of tax reform legislation may not impact INDUS directly as a REIT, they could impact the geographic markets in which INDUS operates, particularly affecting tenants of INDUS’ leased property and their corporate tax obligations, if any.

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

In the future, INDUS may attempt to increase its capital resources by making offerings of debt or additional equity securities, including bank and term loans, medium-term notes, senior or subordinated notes and classes or series of its preferred stock under its shelf registration statement or otherwise, including on a private placement basis. Upon liquidation, holders of INDUS debt securities and shares of INDUS preferred stock, and lenders with respect to other borrowings will be entitled to receive its available assets prior to distribution to the holders of its common stock. Additionally, any convertible or exchangeable securities that INDUS issues in the future may have rights, preferences and privileges more favorable than those of its common stock and may result in dilution to owners of its common stock. Holders of INDUS common stock are not entitled to pre-emptive rights or other protections against dilution. Any shares of INDUS preferred stock that are issued in the future under its shelf registration statement or otherwise, could have a preference on liquidating distributions or a preference on dividend payments that could limit INDUS’ ability to pay dividends to the holders of its common stock. Because INDUS’ decision to issue securities in any future offering under its shelf registration statement or otherwise will depend on market conditions and other factors beyond its control, INDUS cannot predict or estimate the amount, timing or nature of its any such future offerings. Thus, INDUS’ stockholders bear the risk of any such future offerings reducing the per share trading price of its common stock and diluting their interest in INDUS.

Market interest rates may influence the per share trading price of INDUS’ common stock.

One of the factors that influences the price of INDUS’ common stock is the dividend yield on its common stock (as a percentage of the price of its common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of INDUS’ common stock to expect a higher dividend yield and higher interest rates would likely increase its borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of INDUS’ common stock to decrease.

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

Some of the factors that could negatively affect INDUS’ share price or result in fluctuations in the price or trading volume of its common stock include:

•	actual or anticipated variations in INDUS’ quarterly operating results or dividends;
•	changes in INDUS’ results of operations or cash flows;
•	publication of research reports about INDUS or the real estate industry;
•	prevailing interest rates;
•	the market for similar securities;
•	lack of liquidity or low trading volume of INDUS common stock;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional or future issuance of debt or equity INDUS incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	developments regarding strategic or financial transactions, including the proposed Merger;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of December 31, 2022, INDUS owned forty-two industrial/logistics buildings aggregating approximately 6.1 million square feet in addition to 23 acres of entitled industrial land under development, approximately 427 acres of undeveloped land that we have agreed to sell and approximately 780 acres of additional undeveloped land. As of December 31, 2022, approximately 97.2% of INDUS’ square footage was leased.

INDUS’ building portfolio is located in the north submarket of Hartford, Connecticut, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central and Southern Florida and the greater Charleston, South Carolina area. INDUS expects to continue to acquire and develop properties that are consistent with its core industrial/logistics focused strategy in these markets, as well as a select number of additional high-growth, supply constrained markets, including Nashville, Tennessee and Greenville-Spartanburg, South Carolina. INDUS targets properties that are in close proximity to transportation infrastructure (highways, airports, railways and seaports) and can accommodate single and multiple tenants in flexible layouts. INDUS expects that most of such potential future acquisitions of land and buildings will be located outside of the Hartford area.

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

In December 2022, INDUS completed the previously announced sale of its remaining office/flex buildings (the “Office/Flex Portfolio”) and fully exited its legacy investment in office properties. The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that was located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

Developed Properties

The following tables present INDUS’ industrial/logistics buildings aggregating approximately 6.1 million square feet and its previously owned Office/Flex Portfolio that was sold in 2022. A listing of those holdings and leasing data as of December 31, 2022 and December 31, 2021 is as follows:

Industrial/Logistics Portfolio				December 31, 2022			December 31, 2021
	Clear		Building	Leased		Building	Leased
	Height	Year	Square	Square	Percentage	Square	Square	Percentage
Address	(Feet) (1)	Built (1)	Feet	Feet	Leased	Feet	Feet	Leased
14 International Drive**	22.0	1982	40,060	40,060	100.0%	40,060	40,060	100.0%
15 International Drive**	22.0	1978	41,632	41,632	100.0%	41,632	41,632	100.0%
16 International Drive**	22.0	1980	58,370	58,370	100.0%	58,370	58,370	100.0%
20 International Drive**	26.0	1999	98,451	98,451	100.0%	98,451	98,451	100.0%
25 International Drive**	23.8	2001	57,190	57,190	100.0%	57,190	57,190	100.0%
35 International Drive**	27.0	1998	97,605	97,605	100.0%	97,605	97,605	100.0%
75 International Drive*	26.0	2003	117,208	117,208	100.0%	117,000	117,000	100.0%
758 Rainbow Road*	30.0	2005	138,395	138,395	100.0%	138,395	138,395	100.0%
754 Rainbow Road*	30.0	2006	136,935	136,935	100.0%	136,867	136,867	100.0%
759 Rainbow Road*	30.0	2007	126,852	126,852	100.0%	126,852	126,852	100.0%
755 Rainbow Road*	30.0	2007	148,484	148,484	100.0%	148,484	148,484	100.0%
131 Phoenix Crossing**	25.0	1997	31,239	31,239	100.0%	31,239	31,239	100.0%
40 International Drive**	26.0	2008	99,840	99,840	100.0%	99,840	99,840	100.0%
100 International Drive**	32.0	2009	304,200	304,200	100.0%	304,200	304,200	100.0%
330 Stone Road*	32.0	2017	136,926	63,426	46.3%	136,926	136,926	100.0%
220 Tradeport Drive*	32.0	2018	234,000	234,000	100.0%	234,000	234,000	100.0%
110 Tradeport Drive**	32.0	2022	234,000	234,000	100.0%	n/a	n/a	n/a
Subtotal - Hartford, CT	29.3	2008	2,101,387	2,027,887	96.5%	1,867,111	1,867,111	100.0%

871 Nestle Way*	28.0	2006	119,900	119,900	100.0%	119,900	119,900	100.0%
4275 Fritch Drive**	32.0	2012	228,000	228,000	100.0%	228,000	228,000	100.0%
4270 Fritch Drive**	32.0	2014	302,640	302,640	100.0%	302,640	302,640	100.0%
5220 Jaindl Boulevard**	36.0	2015	280,000	280,000	100.0%	280,000	280,000	100.0%
5210 Jaindl Boulevard**	32.0	2016	250,971	250,971	100.0%	250,971	250,971	100.0%
6975 Ambassador Drive*	32.0	2018	134,000	134,000	100.0%	134,000	134,000	100.0%
6355 Farm Bureau Road**	22.0	1982	127,500	127,500	100.0%	127,500	127,500	100.0%
4741 Chapmans Road**	32.0	2022	102,250	102,250	100.0%	n/a	n/a	n/a
Subtotal - Lehigh Valley, PA	31.6	2012	1,545,261	1,545,261	100.0%	1,443,011	1,443,011	100.0%

215 International Drive NW*	32.0	2015	277,253	277,253	100.0%	277,253	277,253	100.0%
160 International Drive**	32.0	2019	147,213	147,213	100.0%	147,213	147,213	100.0%
180 International Drive**	36.0	2019	136,000	136,000	100.0%	136,000	136,000	100.0%
7800 Tuckaseegee Road**	36.0	2020	395,520	395,520	100.0%	395,520	395,520	100.0%
2345 Township Road**	24.0	2000	128,000	128,000	100.0%	128,000	128,000	100.0%
9817 Old Statesville	36.0	2021	141,360	141,360	100.0%	141,360	141,360	100.0%
782 Paragon Way**	30.0	2019	216,615	216,615	100.0%	n/a	n/a	n/a
Subtotal - Charlotte, NC	32.9	2017	1,441,961	1,441,961	100.0%	1,225,346	1,225,346	100.0%

7770 Palmetto Commerce Parkway**	26.0	2019	196,540	196,540	100.0%	196,540	112,320	57.1%
Subtotal - Charleston, SC	26.0	2019	196,540	196,540	100.0%	196,540	112,320	57.1%

7466 Chancellor Drive*	24.0	1973	100,045	100,045	100.0%	100,045	100,045	100.0%
170 Sunport Lane**	18.0	1997	68,245	68,245	100.0%	68,245	68,245	100.0%
3320 Maggie Boulevard*	22.0	1985	108,312	108,312	100.0%	108,312	108,312	100.0%
2850 Interstate Drive**	30.0	2007	139,500	139,500	100.0%	139,500	139,500	100.0%
6600 High Ridge Road	22.0	2000	43,687	43,687	100.0%	n/a	n/a	n/a
7700 High Ridge Road	20.0	1996	39,776	39,776	100.0%	n/a	n/a	n/a
3122 Shader Road	28.0	1971	121,386	121,386	100.0%	n/a	n/a	n/a
11700 Landstar Boulevard	32.0	2022	99,176	-	0.0%	n/a	n/a	n/a
11706 Landstar Boulevard	32.0	2022	96,549	96,549	100.0%	n/a	n/a	n/a
Subtotal - Central & Southern FL	26.5	1996	816,676	717,500	87.9%	416,102	416,102	100.0%

Total Industrial/Logistics Portfolio	30.3	2010	6,101,825	5,929,149	97.2%	5,148,110	5,063,890	98.4%

(1) Clear height total and subtotals are based on the weighted average of square feet. Year built subtotals are also weighted by building square footage.

* Included as collateral under one of INDUS’ nonrecourse mortgage loans as of January 31, 2023.

** Pledged to support the borrowing base of INDUS’ credit facility with JPMorgan Chase Bank, N.A. as of January 31, 2023.

Office/Flex Portfolio			December 31, 2022			December 31, 2021
		Building	Leased		Building	Leased
		Square	Square	Percentage	Square	Square	Percentage
Address	Year Built	Feet	Feet	Leased	Feet	Feet	Leased
29 - 35 Griffin Road South (2)	1977	n/a	n/a	n/a	57,500	31,287	54.4%
204 West Newberry Road (2)	1988	n/a	n/a	n/a	22,331	6,690	30.0%
206 West Newberry Road (2)	1989	n/a	n/a	n/a	22,826	22,826	100.0%
310 West Newberry Road (2)	1990	n/a	n/a	n/a	11,361	11,361	100.0%
320 West Newberry Road (2)	1991	n/a	n/a	n/a	11,137	11,137	100.0%
330 West Newberry Road (2)	1991	n/a	n/a	n/a	11,932	11,932	100.0%
340 West Newberry Road (2)	2001	n/a	n/a	n/a	38,113	29,021	76.1%
210 West Newberry Road (2)	1988	n/a	n/a	n/a	18,432	18,432	100.0%
Total Office/Flex Portfolio	1988	-	-	0.0%	193,632	142,686	73.7%

(2) Property was sold in 2022.

Leasing Activity in Acquired and Developed Properties

In 2022, INDUS acquired the following industrial/logistics properties:

Address	Market	Building Square Feet	Leased Square Feet
782 Paragon Way	Charlotte, NC	216,615	216,615
3312 Shader Road	Orlando, FL	121,386	121,386
6600 High Ridge Road	Palm Beach, FL	43,687	43,687
7700 High Ridge Road	Palm Beach, FL	39,776	39,776
		421,464	421,464

INDUS also completed and placed in service the following industrial/logistics properties:

Address	Market	Building Square Feet	Leased Square Feet
110 Tradeport Drive	Hartford, CT	234,000	234,000
4741 Chapmans Road	Allentown, PA	102,250	102,250
11700 Landstar Boulevard	Orlando, FL	99,176	-
11706 Landstar Boulevard	Orlando, FL	96,549	96,549
		531,975	432,799

In 2022, the net effect of leasing transactions, excluding buildings purchased and developed and the eight buildings that were part of INDUS’ Office/Flex Portfolio that were sold in 2022, was an increase of approximately 11,000 square feet of industrial/logistics space under lease as of December 31, 2022, as compared to December 31, 2021.

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

In 2021, INDUS also completed and placed in service 9817 Old Statesville Road, an approximately 141,000 square foot industrial/logistics building on its land parcel in Charlotte, North Carolina that was purchased in 2019. In 2021, INDUS’ total office/flex square footage was reduced when the Company sold four properties totaling approximately 217,000 square feet. Additionally, INDUS sold an approximately 165,000 square foot industrial/logistics building.

Summary of Industrial/Logistics Leasing Trends by Market

As of December 31, 2022, INDUS had 72 unique industrial/logistics leases in its portfolio and its average lease size was 82,349 square feet. A summary of INDUS’ square footage as of December 31, 2022 and leases in INDUS’ buildings scheduled to expire during the next three years by market are as follows:

Hartford, CT (Market presence since Company inception)

	Square		Square
	Footage		Footage	Percentage
	Owned		Leased	Leased
December 31, 2022	2,101,000		2,028,000	97%

	2023		2024	2025
Square footage of leases expiring	24,000		101,000	549,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2022	*	%	2%	9%
Number of tenants with leases expiring	1		3	6
Annual rental revenue (including tenant reimbursements) of expiring leases	$218,000		$885,000	$5,015,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2022 rental revenue	*	%	2%	10%

Lehigh Valley, PA (Market entered in 2010)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2022	1,545,000	1,545,000	100%

	2023	2024	2025
Square footage of leases expiring	—	—	422,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2022	—%	—%	7%
Number of tenants with leases expiring	—	—	3
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$—	$3,730,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2022 rental revenue	—%	—%	8%

Charlotte, NC (Market entered in 2017)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2022	1,442,000	1,442,000	100%

	2023	2024	2025
Square footage of leases expiring	—	42,000	74,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2022	—%	1%	1%
Number of tenants with leases expiring	—	1	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$320,000	$492,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2022 rental revenue	—%	1%	1%

Central and Southern FL (Market entered in 2019)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2022	817,000	717,000	88%

	2023	2024	2025
Square footage of leases expiring	38,000	161,000	100,000
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2022	1%	3%	2%
Number of tenants with leases expiring	2	4	1
Annual rental revenue (including tenant reimbursements) of expiring leases	$330,000	$1,367,000	$719,000
Annual rental revenue of expiring leases as a percentage of INDUS' total 2022 rental revenue	1%	3%	1%

Charleston, SC (Market entered in 2021)

	Square	Square
	Footage	Footage	Percentage
	Owned	Leased	Leased
December 31, 2022	197,000	197,000	100%

	2023	2024	2025
Square footage of leases expiring	—	—	—
Square footage of expiring leases as a percentage of INDUS' total portfolio square footage as of December 31, 2022	—%	—%	—%
Number of tenants with leases expiring	—	—	—
Annual rental revenue (including tenant reimbursements) of expiring leases	$—	$—	$—
Annual rental revenue of expiring leases as a percentage of INDUS' total 2022 rental revenue	—%	—%	—%

* Less than 1%.

Developments

As of December 31, 2022, INDUS owned approximately 23 acres of land for development in the Lehigh Valley of Pennsylvania (the “American Parkway Land”). In 2021, the Company acquired the American Parkway Land for approximately $4.2 million, after transaction and entitlement costs, and began sitework for the construction of an approximately 206,000 square foot building.

On January 17, 2022, INDUS entered into an agreement (the “Charlotte Land Purchase Agreement”) to acquire, for a purchase price of approximately $4.8 million, as amended, before transaction costs, approximately 231 acres of undeveloped land in the Charlotte, North Carolina market (the “Charlotte Land”). The Company expects to construct four buildings totaling approximately 597,000 square feet on the Charlotte Land. A closing under the Charlotte Land Purchase Agreement is subject to significant contingencies, including INDUS’ receipt of all of the requisite entitlements from the requisite governmental authorities to construct the buildings. Given these contingencies, it is possible that the land acquisition as contemplated under the Charlotte Land Purchase Agreement will not be completed under its current terms, or at all.

On September 7, 2022, the Company closed on the purchase of approximately 8 acres of undeveloped land (the “Windsor Land”) in Allentown, Pennsylvania for a purchase price of approximately $6.6 million, after transaction costs. The Windsor Land has the entitlements to support the construction of an approximately 91,000 square foot building.

Subsequent to December 31, 2022, the Company closed on the purchase of approximately 75 acres of fully entitled land in the Orlando, Florida market (the “Orlando Land”). The purchase price was approximately $17.4 million, after transaction costs. The Orlando Land has the entitlements to support the construction of three buildings totaling approximately 574,000 square feet.

Subsequent to December 31, 2022, the Company closed on the purchase of approximately 11 acres of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”) that was under contract since 2021. The purchase price was approximately $2.3 million, after transaction costs. The Lehigh Valley Land has the entitlements to support the construction of an approximately 90,000 square foot building.

As of December 31, 2021, INDUS owned a total of 68 acres of land for development in the Lehigh Valley of Pennsylvania (the “Chapmans Road Land” and the American Parkway Land), Hartford, Connecticut (the “NETP Land”) and Orlando, Florida (the “Landstar Logistics Land”).

INDUS acquired the Chapmans Road Land totaling approximately 14 acres for approximately $2.25 million, after transaction costs, in 2019. In 2020, the Company began construction of an approximately 102,000 square foot industrial/logistics building on the Chapmans Road Land, which it completed and placed in service in the second quarter of 2022.

In 2021, INDUS acquired the Landstar Logistics Land totaling approximately 14 acres for approximately $5.7 million, after transaction costs. In 2021, the Company began sitework and the construction of two buildings on the Landstar Logistics Land totaling approximately 196,000 square feet, which it completed and placed in service in the third quarter of 2022.

INDUS also began construction in 2021 on the NETP Land of an approximately 234,000 square foot building, which it completed and placed in service in the third quarter of 2022.

The following table summarizes INDUS’ current and planned development activities as described above, as of December 31, 2022:

Project	Market	Building Size (SF)	Acreage	Purchase Price of Land (in millions)	Status
American Parkway (one building)	Lehigh Valley	206,000	23	$4.2	Owned
Windsor Land (one building)	Lehigh Valley	91,000	8	$6.6	Owned
Lehigh Valley Land (one building)	Lehigh Valley	90,000	11	$2.3	Owned (a)
Orlando Land (three buildings)	Orlando	574,000	75	$17.4	Owned (a)
Charlotte Land (four buildings)	Charlotte	597,000	231	$4.8	Under Contract
(a)	Property closing took place in January 2023.

Acquisitions

On March 2, 2022, INDUS entered into an agreement to acquire, for a purchase price of $28.5 million, an under-construction, approximately 284,400 square foot building in Greenville-Spartanburg, South Carolina (the

“Greenville-Spartanburg Acquisition”), being developed on speculation by the seller. The Greenville-Spartanburg Acquisition would be the Company’s first entry into this market, however, closing on the purchase of the Greenville-Spartanburg Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Greenville-Spartanburg Acquisition will be completed under its current terms, or at all.

On August 5, 2021, the Company entered into an agreement (the “Nashville Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31.5 million before transaction costs, an under-construction approximately 184,000 square foot portfolio in Nashville, Tennessee (the “Nashville Acquisition”) being developed on speculation by the seller and, upon completion, will be comprised of two buildings. On December 21, 2022, the Nashville Forward Purchase Agreement was amended to reduce the purchase price to $28.35 million. Closing under the Nashville Forward Purchase Agreement, is subject to significant contingencies, including the completion of construction. Given these contingencies, it is possible that the Nashville Acquisition as contemplated under the Nashville Forward Purchase Agreement will not be completed under its current terms, or at all.

On November 23, 2021, the Company entered into an agreement (the “Charlotte Forward Purchase Agreement”) to acquire, for a purchase price of $21.2 million, before transaction costs, an approximately 231,000 square foot building in the Charlotte, North Carolina market to be built by the seller. On June 16, 2022, as part of the Charlotte Forward Purchase Agreement, the Company closed on the purchase of approximately 32 acres of land in Rock Hill, South Carolina for a purchase price of $1.12 million, including transaction costs. The Company is making progress payments to the seller through the course of construction and as of December 31, 2022, the Company had made payments of $9.8 million to the seller, including the purchase of the land, and had invested $11.0 million.

Closing on the Charlotte Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charlotte Forward Purchase Agreement will be completed under its current terms, or at all.

On November 3, 2021, the Company entered into an agreement (the “Charleston Forward Purchase Agreement”) to acquire, for a purchase price of $28.0 million, before transaction costs, an approximately 263,000 square foot building in Charleston, South Carolina to be built by the seller. Closing on the Charleston Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charleston Forward Purchase Agreement will be completed under its current terms, or at all.

The following table summarizes INDUS’ current and planned acquisition activities as described above:

Market	Building Count	Building Size (SF)	Type	Contractual Purchase Price (in millions)	Investment as of 12/31/2022 (in millions)
Charleston	1	263,000	Forward (100.0% pre-leased)	$28.0	$5.6
Nashville	2	184,000	Forward (100.0% pre-leased)	$28.4	$5.7
Greenville-Spartanburg	1	284,400	Forward	$28.5	$2.9
Charlotte	1	231,000	Forward	$21.2	$11.0
Total Acquisition Pipeline	5	962,400		$106.1	$25.2

Land Holdings by State

As of December 31, 2022, INDUS’ undeveloped and developed acreage was as follows:

State	Undeveloped	Developed	Total
Connecticut	872	248	1,120
Florida	-	50	50
Massachusetts	295	-	295
North Carolina	32	152	184
Pennsylvania	31	159	190
South Carolina	-	18	18
Total	1,230	627	1,857

Undeveloped Land Holdings by Category

Development of INDUS’ land is affected by regulatory constraints, traffic considerations, potential environmental issues, community opposition and other restrictions to development imposed by governmental agencies. Portions of INDUS’ land holdings in Connecticut and Massachusetts are zoned for residential and office uses. The weakness in these markets has adversely affected INDUS, and may continue to do so in the future, by potentially lowering selling prices for land intended for such uses, reducing demand and interest by prospective buyers or delaying sales or development of such land.

A breakdown of INDUS’ undeveloped land holdings by category as of December 31, 2022 was as follows:

Category	Land Area (in acres)

Land Under Agreement for Sale	427	(a)

Land Under Development by INDUS
American Parkway Land	23
Total Land Under Development	23

Entitled and/or Planned Land (b)

1533 Galleria Boulevard - 231,000 Entitled SF in Rock Hill, SC	32	(c)
7312 Windsor Drive - 91,000 Entitled SF in Allentown, PA	8
755 Marshall Phelps Road - 231,000 Entitled SF in Windsor, CT	28
105 International Drive - 248,000 Planned SF in Windsor, CT	60
Total Entitled and/or Planned Land	128

Other Developable Industrial	15	(d)
Commercial / Mixed Use Parcels	229	(e)
Residential Parcels	13	(f)
Other Undeveloped Parcels	354	(g)

Agricultural, Wetlands and/or Undevelopable Land	41	(h)

TOTAL UNDEVELOPED LAND BY CATEGORY	1,230

(a)	Includes 164 acres in Simsbury, CT under two separate agreements totaling $7,329, 48 acres in Windsor, CT under agreement for $15,500, 204 acres in Southwick, MA under agreement for $2,065, and 11 acres in Windsor, CT under agreement for $1,840. Completion of these transactions is contingent on a number of factors and there is no guarantee that any of these transactions will be completed under their current terms, or at all.
(b)	The land in Pennsylvania is the Windsor Land as discussed under Developments above. In Connecticut, INDUS holds entitlements and/or plans (not yet approved) to develop approximately 479,000 square feet of industrial/logistics space on land owned by INDUS. Approximately 248,000 square feet of this is in New England Tradeport, INDUS’ industrial park in Windsor and East Granby, Connecticut. Given certain contingencies, it is possible that INDUS will not be able to develop the entitled square footage or sell the entitled land parcels to a third party for development.
(c)	This acreage is part of the Charlotte Forward Purchase Agreement discussed under Acquisitions above. The land was purchased on June 16, 2022 and the Company is making progress payments to the seller through the course of construction.
(d)	Represents a parcel located at 11 Goodwin Drive in Windsor, CT which is not planned or entitled, but which management believes may be best suited for industrial/logistics use in the future.
(e)	Includes approximately 80 acres in Bloomfield, CT, 58 acres in Windsor, CT and 91 acres in Southwick, MA which INDUS believes may be suitable for commercial or mixed use development projects in the future. However, this land does not have the approvals necessary for such development and INDUS believes that additional infrastructure improvements, which may be significant, may be required as part of any development.
(f)	Includes 13 acres in Windsor, CT that are zoned for residential development but do not have any entitlements.
(g)	Includes several parcels of land that may be suitable for a variety of future uses including residential, commercial or industrial but management is unable to determine the most likely use at this time.
(h)	Represents land in Connecticut which management believes is not suitable for development and is unlikely to be developed either by INDUS or another potential user or buyer.

Dispositions of Non-Core Undeveloped Land and Office/Flex Properties

Periodically, INDUS may sell certain portions of its real estate assets that it has owned for an extended time period and the use of which is not consistent with INDUS’ core industrial/logistics acquisition, development and asset management strategy. These sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

In December 2022, INDUS completed the previously announced sale of its Office/Flex Portfolio for gross proceeds of $11.0 million and fully exited its legacy investment in office properties. The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

As of December 31, 2022, INDUS had the following land holdings under agreement for sale:

Location	Town	State	Acreage	Contracted Sale Value
825 Prospect Hill	Windsor	CT	11	$1.8
North Longyard Road	Southwick	MA	204	$2.1
Goodwin Drive	Windsor	CT	48	$15.5
Hopmeadow Street	Simsbury	CT	164	$7.3
Total Land Under Agreement for Sale			427	$26.7

Completion of these transactions is contingent on a number of factors and there is no guarantee that any of these transactions will be completed under their current terms, or at all.

In 2021, INDUS completed the sale of one of its industrial/logistics buildings located at 1985 Blue Hills Avenue with two adjacent parcels aggregating approximately 39 acres for gross proceeds of $18.0 million. INDUS also completed the sales of four of its office/flex buildings: 5 Waterside Crossing, 7 Waterside Crossing, 21 Griffin Road North and 1936 Blue Hills Avenue for total proceeds of approximately $5.8 million. Additionally, INDUS sold approximately 1,736 acres of land that were previously leased to third-parties operating nursery farms for $11.3 million in gross proceeds and approximately 334 acres of other undeveloped land for gross proceeds of approximately $7.6 million.

Property-Level Financings

As with many companies engaged in real estate investment and development, INDUS holds portions of its real estate portfolio subject to mortgage debt. See Note 5 to INDUS’ consolidated financial statements for information concerning the mortgage loans associated with INDUS’ properties. As of December 31, 2022, several of INDUS’ buildings were mortgaged for a total of $80.7 million.

As of December 31, 2022, INDUS had available borrowing capacity of $60.0 million of its $150.0 million delayed draw term loan and an available borrowing base of $94.1 million of its $100.0 million revolving credit facility. There have been no borrowings under the revolving credit facility, however, as of December 31, 2022, it was used to secure approximately $5.9 million in standby letters of credit related to INDUS’ development activities.

Other

INDUS leases approximately 14,500 square feet in Bloomfield, Connecticut for its operational offices and maintains satellite offices in Miami, Florida and Exton, Pennsylvania.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

INDUS’ common stock is traded on The Nasdaq Stock Market LLC under the symbol INDT. As of February 24, 2023, there were 144 holders of record of INDUS common stock, which does not include beneficial owners whose shares are held of record in the names of brokers or nominees and the closing market price as quoted on The Nasdaq Stock Market LLC on such date was $66.38 per share.

Dividend Policy

To maintain qualification as a REIT, INDUS must make distributions to shareholders of at least 90% of its annual taxable income (not including net capital gains, if any). INDUS’ dividend policy is determined by the Board of Directors and is dependent on multiple factors including actual and anticipated cash flow from operations, capital expenditure requirements, the Company’s financial condition including debt service obligations, and ensuring that the Company meets the minimum distribution requirements under the REIT provisions of the Internal Revenue Code, among other factors considered by the Board of Directors.

For the year ended December 31, 2022, 40.5% of dividends paid to the Company’s shareholders was classified as ordinary income for federal income tax purposes and 59.5% was classified as a return of capital.

INDUS intends to declare and pay quarterly cash dividends for the first and second quarters of 2023 in the ordinary course, as permitted by the Merger Agreement, if the proposed Merger has not yet been consummated at that time. Pursuant to the terms of the Merger Agreement, after the second quarter of 2023 and until the termination of the Merger Agreement, the Company may only pay dividends as necessary to preserve its tax status as a REIT. In addition, subject to the terms of the Merger Agreement, the Merger Consideration payable to the stockholders of the Company shall be increased to reflect a pro rata portion of accrued and unpaid cash dividends that would have otherwise been payable through the day prior to the consummation of the Merger, as more fully described in the Merger Agreement. For more information on the adjustment mechanics to the Merger Consideration, see Part I, Item 1. “Business—Proposed Merger” in this Annual Report.

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

Overview

INDUS Realty Trust, Inc., a Maryland corporation, is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2021.

The Company seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings which can serve multiple drivers of demand in the modern supply chain in the markets it targets. Although the Company’s real estate holdings primarily consist of industrial/logistics properties, INDUS also owns undeveloped land parcels. The Company may sell certain portions of its undeveloped land that it has owned for an extended time and the use of which is not consistent with the Company’s core industrial and logistics strategy, development and asset management strategy. These sale transactions may take place either before or after obtaining development approvals and building basic infrastructure.

In December 2022, INDUS completed the previously announced sale of its remaining office/flex buildings (the “Office/Flex Portfolio”) and fully exited its legacy investment in office properties. The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that was located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

The notes to the Company’s consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report contain a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. In the opinion of management, because of the relative magnitude of the Company’s real estate assets, accounting methods and estimates related to those assets are critical to the preparation of the Company’s consolidated financial statements. The Company uses accounting policies and methods under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Proposed Merger

On February 22, 2023, INDUS, IR Parent, LLC, a Delaware limited liability company (“Parent”), and IR Merger Sub II, Inc., a Maryland corporation and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”). Upon completion of the Merger, the Company will survive as a wholly-owned subsidiary of Parent and the separate corporate existence of Merger Sub will cease. The Merger and the other transactions contemplated by the Merger Agreement were approved and declared advisable by the board of directors of the Company (the “Company Board”). The Parent Parties are affiliates of Centerbridge Partners, L.P. a private investment management firm, and GIC Real Estate, Inc., a global institutional investor (together, the “Sponsors”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”), each share of common stock, $0.01 par value per share, of the Company that is issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $67.00 per share (the “Merger Consideration”), without interest. The Merger Consideration will also be increased by an amount per share of INDUS common stock, in cash (rounded to the nearest whole cent), if any, equal to the sum of (1) the cash amount per share of INDUS common stock equal to the most recently declared regular quarterly cash dividend of the Company permitted by the terms of the Merger Agreement as of the date prior to the closing date of the Merger (the “Closing Date” and such dividend, the “Final Dividend”), if the record date for the Final Dividend is after the closing of the Merger, plus (2)(A) the cash amount per share of INDUS common stock equal to the Final Dividend, multiplied by (B)(I) the number of days between the first day following the end of the quarterly period for which the Final Dividend was declared, if any, and the day prior to the Closing Date, divided by (C) 90, rounded to the nearest whole cent, without duplication for any period.

The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by 11:59 p.m. (Eastern time) on November 22, 2023 (the “Outside Date”), if any governmental authority of competent jurisdiction has issued a final, non-appealable order permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, or stockholder approval of the Merger has not been obtained upon a vote taken at the stockholders’ meeting or any adjournment or postponement thereof.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $24.4 million. In addition, in certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, Parent will be required to pay the Company a termination fee of $62.8 million (the “Parent Termination Fee”), including if the Company terminates the Merger Agreement as a result of an uncured material breach of the Merger Agreement by the Parent Parties, or as a result of the Parent Parties’ failure to close when otherwise obligated pursuant to the Merger Agreement.

The Parent Parties have obtained equity commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent and/or Merger Sub to pay all amounts the Parent Parties may be obligated to pay pursuant to the Merger Agreement or the Merger, including the aggregate Merger Consideration and all related fees and expenses. Certain entities affiliated with Parent and the Sponsors have committed to fund Parent and/or Merger Sub, prior to or substantially concurrently with the Merger Effective Time, with aggregate equity contributions in an amount equal to $976 million, subject to the terms and conditions set forth in such equity commitment letters, each dated as of February 22, 2023. In addition, certain affiliates of Parent and the Sponsors have entered into guarantees for certain other payment obligations of the Parent Parties under the Merger Agreement in favor of the Company (the “Limited Guarantees”), up to an aggregate amount equal to the Parent Termination Fee, plus certain other payment amounts, subject to the terms and conditions of the Limited Guarantees.

Summary

In the year ended December 31, 2022, the Company recorded net income of approximately $6.1 million as compared to net income of approximately $14.1 million in the prior year. The decrease in net income was primarily attributable to the prior year net gains on the sale of non-core properties totaling $24.8 million while there were no sales of real estate assets in continuing operations in 2022. Rental revenue grew approximately 22.3% to $49.2 million in the current year from the prior year.

In 2022, highlights of INDUS’ operating, investing and financing activities are as follows:

●	Acquired four properties totaling 421,464 square feet for an aggregate purchase price of $55.7 million. These properties were 100% leased at December 31, 2022.

●	Placed in service a 234,000 square foot building in the Hartford, Connecticut market on a 17 acre site that was 100% leased at December 31, 2022.

●	Placed in service a 196,000 square foot two-building development in the Orlando, Florida market on a 14 acre site that was 49.3% leased at December 31, 2022.

●	Placed in service a 102,000 square foot building in the Lehigh Valley, Pennsylvania market on a 14 acre site that was 100% leased at December 31, 2022.

●	Purchased 7.6 acres of land for an aggregate purchase price of $6.6 million entitled for a potential future development of an approximately 91,000 square foot building.

●	Completed the previously announced sale of the Office/Flex Portfolio for $11.0 million, before transaction costs. The Office/Flex Portfolio was comprised of eight buildings totaling approximately 193,000 square feet located in Bloomfield, Connecticut.

●	Amended and restated the existing $100.0 million credit agreement (the “Credit Agreement”) to increase the size to $250.0 million with the addition of a new $150 million delayed draw term loan facility (the “DDTL Facility”) with a term of five years.

●	Repaid four mortgages covering ten buildings for $61.2 million.

●	Repaid the construction loan for $26.3 million related to the building constructed in Charlotte, North Carolina in 2021.

●	Paid quarterly dividends of $0.16 per share for the first three quarters of the year and increased the Company’s dividend by 12.5% to $0.18 per share in the fourth quarter of 2022.

The Company’s net income decreased to $6.1 million for the year ended December 31, 2022 from net income of $14.1 million for the year ended December 31, 2021. The decrease in net income was primarily attributable to the prior year net gains on the sale of non-core properties totaling $24.8 million while there were no sales of real estate assets in continuing operations in 2022.

Rental revenue grew to $49.2 million for the year ended December 31, 2022, as compared to $40.2 million in the year ended December 31, 2021. The 22.3% increase was primarily due to the Company’s acquisition of four properties during the year ended December 31, 2022, as well as the completion and placement in service of another four buildings. The Company’s net operating income (“NOI”) from continuing operations, which is defined as rental revenue less operating expenses of rental properties and real estate taxes, increased to $38.1 million for the year ended December 31, 2022 from approximately $30.0 million for the year ended December 31, 2021. The increase in NOI from continuing operations was primarily attributable to the Company’s acquisition and development activity as noted above. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes NOI from continuing operations and other non-GAAP measures are meaningful supplemental measures of its performance and reconciliations of these measures from net income, presented in accordance with U.S. GAAP.

Results of Operations

The following data represents the amounts shown in our audited consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

Net income for the year ended December 31, 2022 was $6.1 million as compared to net income of approximately $14.1 million for the year ended December 31, 2021.

Rental Revenues

Rental revenue was $49.2 million and $40.2 million for the years ended December 31, 2022 and 2021, respectively. The primary reasons for the $9.0 million increase in rental revenue were rental revenue of $2.4 million generated from properties acquired in 2022, $0.8 million from properties developed and placed in service in 2022, $7.3 million from leases of first generation space that commenced in 2021 and $1.7 million from rent changes of second generation space in addition to $0.4 million from a termination fee related to the early termination of a tenant lease. This increase was partially offset by revenue of $3.1 million in 2021 from properties that were sold in 2021 and were not part of discontinued operations and $0.7 million of revenue in 2021 from the Connecticut farm land that was sold in December 2021.

Summaries of the total square footage and leased square footage of the Company’s industrial/logistics properties are as follows:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of December 31, 2021	5,167,000	5,082,000	98.4%
Buildings acquired	422,000	422,000
Buildings constructed	532,000	433,000
Leasing of first generation space (1)	—	84,000
Leasing of second generation space (2)	—	279,000
Leases expired	—	(352,000)
Reclassified to discontinued operations	(18,000)	(18,000)
Remeasurements	(1,000)	(1,000)
As of December 31, 2022	6,102,000	5,929,000	97.2%
(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	Year ended December 31,
	2022	2021	Change
Operating expenses of rental properties	$3,942	$4,267	$(325)
Real estate taxes	7,137	5,969	1,168
Depreciation and amortization expense	18,370	14,455	3,915
General and administrative expenses	12,387	11,816	571

The decrease in operating expenses of rental properties is attributable to the properties that were sold in 2021 and were not part of discontinued operations as well as the closure of INDUS’ landscaping division and lower snow removal expenses. The increase in real estate taxes and depreciation and amortization expense is primarily due to the increase in INDUS’ total square footage to approximately 6,102,000 square feet as of December 31, 2022 as compared to approximately 5,167,000 as of December 31, 2021, and, to a lesser extent, also due to a one-time tax payment expense of approximately $0.3 million related to an acquisition in 2022. The growth in the Company’s portfolio is attributable to the purchase of four properties during 2022 and the completion of four additional properties developed and placed in service in 2022. These were partially offset by the decrease from properties that were sold in 2021 and were not part of discontinued operations.

General and administrative expenses increased to approximately $12.4 million for the year ended December 31, 2022 from approximately $11.8 million for the year ended December 31, 2021. The increase of approximately $0.6 million in general and administrative expenses in 2022, as compared to 2021 was primarily attributable to additional costs for professional fees related to the evaluation of strategic alternatives of approximately $0.8 million and compensation costs to support the Company’s growth of approximately $1.6 million due to higher employee headcount in the accounting and legal departments and higher incentive compensation expense. These increases were partially offset by a reduction of approximately $1.3 million in expenses related to the Company’s non-qualified deferred compensation plan due to the effect of the lower stock market performance in 2022 as compared to 2021, a reduction of $0.3 million in real estate taxes and maintenance costs on undeveloped land and a reduction of $0.2 million in legal costs in 2022 as compared to 2021.

NOI from Continuing Operations and NOI from Continuing Operations on a Cash Basis

The Company’s NOI from continuing operations and NOI from continuing operations on a cash basis (“Cash NOI”)1 for 2022 and 2021 were as follows:

(dollars in thousands)	Year ended December 31,
	2022	2021 (a)
Rental revenue	$49,195	$40,227
Operating expenses of rental properties	(3,942)	(4,267)
Real estate taxes	(7,137)	(5,969)
NOI from continuing operations	38,116	29,991
Noncash rental revenue including straight-line rents	(3,832)	(2,311)
Cash NOI from continuing operations	$34,284	$27,680
(a)	The year ended December 31, 2021 includes the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties in 2022 and the second half of 2021. Additionally, in 2022 the Company recorded a termination fee in the amount of $0.4 million related to the early termination of a tenant lease. The decrease in operating expenses of rental properties is attributable to the properties that were sold in 2021 and were not part of discontinued operations as well as the closure of INDUS’ landscaping division and lower snow removal expenses. Real estate taxes increased due to the buildings acquired and developed in 2022 as well as a one-time tax payment expense of approximately $0.3 million related to an acquisition in 2022. The increases in revenue, operating expenses and real estate taxes were partially offset by the decrease from properties that were sold in 2021 and were not part of discontinued operations and other property sales in the second half of 2021.

Other income (expense)

(dollars in thousands)	Year ended December 31,
	2022	2021	Change
Interest expense	$(4,734)	$(6,877)	$2,143
Loss on early extinguishment of debt	(653)	(2,114)	1,461
Investment and other income	213	274	(61)
Gain on sales of real estate assets	-	24,758	(24,758)
Impairment of real estate assets	-	(3,000)	3,000
Change in fair value of financial instruments	-	(2,746)	2,746
Total other (expense) income	$(5,174)	$10,295	$(15,469)

Income tax benefit (provision)	$585	$(26)	$611

1 INDUS defines “Cash NOI from continuing operations” as rental revenue less operating expenses of rental properties, real estate taxes and non-cash rental revenue, including straight-line rents. Cash NOI from continuing operations is not a financial measure in conformity with U.S. GAAP. See below under “Non-GAAP Reconciliations” for information regarding why the Company believes this is a meaningful supplemental measure of its performance and a reconciliation of this measure from net income, presented in accordance with U.S. GAAP.

Interest expense decreased to approximately $4.7 million in 2022 from approximately $6.9 million in 2021 which principally reflected: (a) a reduction of approximately $2.1 million related to the decrease in the aggregate mortgage and construction loan balances, net of issuance costs; (b) a gain of approximately $1.2 million from the termination of several interest rate swap agreements in connection with the repayment of mortgage debt; and (c) an increase of approximately $0.4 million in capitalized interest related to the increase in construction and development activities during 2022. These decreases were offset by an increase in interest expense of approximately $1.5 million related to the Company’s Credit Facility (as defined herein).

The Company recorded a loss of $0.7 million related to the early extinguishment of debt for the year ended December 31, 2022. Losses were incurred from the payoff of four nonrecourse mortgage loans and the construction loan of $0.5 million and $0.2 million, respectively. For the year ended December 31, 2021, INDUS recorded a loss of $2.1 million related to the early extinguishment of debt related to the payoff of three mortgage loans associated with properties sold in 2021.

INDUS recorded investment and other income in 2022 of $0.2 million as compared to investment and other income of $0.3 million in the prior year which was primarily related to a lower overall cash balance maintained by the Company in 2022 as compared to 2021.

There were no sales of real estate in continuing operations for the year ended December 31, 2022. Gain on sales of real estate were $24.8 million for the year ended December 31, 2021. In 2021, approximately $13.3 million of the gain on sale was from the sale of 1985 Blue Hills Avenue and adjacent undeveloped land parcels and $9.3 million of the gain was recorded on the sale of the Connecticut farm previously used by Imperial Nurseries, Inc. The remainder of the gain on sale of real estate in 2021 was from several smaller sales of non-core properties and undeveloped land. Sales of real estate assets occur periodically and year to year changes in such transactions may not be indicative of any trends in the Company’s real estate business.

The Company recorded an impairment loss of $3.0 million for the year ended December 31, 2021 to reduce the carrying value of 5 and 7 Waterside Crossing, two multi-story office buildings located in Windsor, Connecticut, which were sold in November 2021.

Change in fair value of financial instruments for the year ended December 31, 2021 reflects a charge of $2.7 million for the change in fair value of the Warrant (as defined below) and CVR liability (as defined below) issued pursuant to a Securities Purchase Agreement by and between the Company and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Management LLC (f/k/a Cambiar Management LLC) through its expiration on August 24, 2021. On August 24, 2020, INDUS: (i) sold 504,590 shares of its common stock, par value $0.01 per share; and (ii) issued a warrant (the “Warrant”) to Conversant to acquire 504,590 additional shares of common stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of common stock and $4.00 per Warrant Share for the Warrant for total proceeds of approximately $27.2 million, before expenses of approximately $0.4 million. The Warrant contained a cash settlement provision and, accordingly, was reflected as a liability at its fair value on the Company’s consolidated balance sheet. On August 24, 2021, the Warrant’s cash settlement provision expired and the fair value of the Warrant as of that date was reclassified into stockholders’ equity. On August 24, 2020, INDUS and Conversant also entered into a Contingent Value Rights Agreement, pursuant to which Conversant was entitled to a one-time cash payment (“CVR”) in the event that INDUS’ volume weighted average share price per share of common stock for the thirty trading day period ending on the date of the one-year anniversary of the date of the Securities Purchase Agreement was less than the purchase price paid by Conversant in respect of each common share, subject to adjustment as described therein. The CVR liability was also reflected at its fair value on the Company’s consolidated balance sheet through the time the CVR liability expired on August 25, 2021. There were no payments made under the CVR liability through its expiration.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the parties to the Merger Agreement have agreed that, immediately prior to the Merger Effective Time, the Warrant will be automatically cancelled and terminated and converted into the right to receive from the entity surviving the Merger (“Surviving Entity”) an amount in cash equal to the product obtained by multiplying (x) the aggregate number of shares of the Company’s common stock underlying the Warrant immediately prior to the Merger Effective Time by (y) an amount equal to the Merger Consideration less the per share exercise price of such Company Warrant, less applicable withholding taxes (if any); provided, however, that in the event the applicable per share exercise price of the Warrant is greater than the Merger Consideration, the Warrant will be cancelled without consideration.

For the year ended December 31, 2022, the Company recorded an income tax benefit of $585 related to the reclassification of gains included in other comprehensive income related to the termination of several interest rate swap agreements that were associated with the nonrecourse mortgages that were prepaid.

The Company has elected to be treated as a REIT for federal tax purposes, however, the Company does conduct business in its taxable REIT subsidiary (the “TRS”) which is subject to federal, state and local income tax for income received in the TRS. For the year ended December 31, 2021, the Company recorded a provision for taxes of $26 related to the TRS.

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

NOI from Continuing Operations and Cash NOI from Continuing Operations

NOI from continuing operations is a non-GAAP measure that includes the rental revenue, operating expenses and real estate taxes directly attributable to the Company’s real estate properties from continuing operations. The Company uses NOI from continuing operations as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, losses on early extinguishment of debt, investment and other income, impairment losses, change in fair value of financial instruments, gains (or losses) on the sale of real estate assets and other expense and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI from continuing operations will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI from continuing operations excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI from continuing operations as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI from continuing operations in a similar manner and, as such, the Company’s NOI from continuing operations may not be comparable to such other REITs’ NOI from continuing operations. Accordingly, NOI from continuing operations should be considered only as a supplement to net income (loss) as a measure of the Company’s performance. NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI from continuing operations should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI from continuing operations and Cash NOI from continuing operations to net income as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	Year ended December 31,
	2022	2021 (a)
Net income	$6,110	$14,144
Income from discontinued operations	(3,340)	(155)
Income tax (benefit) provision	(585)	26
Pretax income from continuing operations	2,185	14,015
Exclude:
Depreciation and amortization expense	18,370	14,455
General and administrative expenses	12,387	11,816
Interest expense	4,734	6,877
Losses on early extinguishment of debt	653	2,114
Investment and other income	(245)	(260)
Impairment loss	-	3,000
Change in fair value of financial instruments	-	2,746
Gain on sales of real estate assets	-	(24,758)
Other expense	32	(14)
NOI from continuing operations	38,116	29,991
Noncash rental revenue including straight-line rents	(3,832)	(2,311)
Cash NOI from continuing operations	$34,284	$27,680
(a)	The year ended December 31, 2021 includes the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

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

The Company defines FFO as Nareit FFO adjusted for discontinued operations.

Core Funds from Continuing Operations

The Company defines Core FFO from continuing operations as FFO excluding (a) discontinued operations, (b) strategic transaction costs, (c) expense related to the performance of the non-qualified deferred compensation plan, (d) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments, (e) change in fair value of financial instruments, and (f) costs related to the conversion to a REIT.

Adjusted Funds from Continuing Operations

The Company defines Adjusted FFO from continuing operations as Core FFO from continuing operations less (a) noncash rental revenue including straight-line rents, (b) amortization of debt issuance costs, (c) noncash compensation expenses, (d) non-real estate depreciation and amortization expense, (e) tenant improvements and leasing commissions of second generation space, and (f) maintenance capital expenditures needed to maintain the Company’s existing buildings.

Below is a reconciliation of FFO, Core FFO from continuing operations and Adjusted FFO from continuing operations to net income as reported in the Company’s consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplemental Data” of this Annual Report:

(dollars in thousands)	Year ended December 31,
	2022	2021 (a)
Net income	$6,110	$14,144
Exclude:
Depreciation and amortization expense	18,370	14,455
FFO adjustments related to discontinued operations	236	897
Non-real estate depreciation and amortization expense	(112)	(88)
Gain on sales of real estate assets	-	(24,758)
Impairment loss	-	3,000
FFO	24,604	7,650
Exclude:
Core FFO adjustments related to discontinued operations (b)	(3,576)	(1,052)
Amortization of terminated swap agreement	(1,812)	66
Strategic transaction costs	774	-
General and administrative expenses related to non-qualified deferred compensation plan performance	(616)	686
Losses on early extinguishment of debt	653	2,114
Change in fair value of financial instruments	-	2,746
General and administrative expenses related to REIT conversion	-	470
Core FFO from continuing operations	20,027	12,680
Exclude:
Noncash rental revenue including straight-line rents	(3,832)	(2,311)
Amortization of debt issuance costs	898	1,047
Noncash compensation expenses	1,492	1,110
Non-real estate depreciation and amortization expense	112	88
Tenant improvements and leasing commissions (2nd generation space)	(1,347)	(2,330)
Maintenance capital expenditures	(1,403)	(1,158)
Adjusted FFO from continuing operations	$15,947	$9,126
(a)	The year ended December 31, 2021 includes the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.
(b)	Includes the gain on sale of discontinued operations of $2,706.

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines Adjusted EBITDA as EBITDA adjusted for (a) general and administrative expenses related to the REIT Conversion, (b) non-cash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses, (c) change in fair value of financial instruments, (d) gains or losses on the extinguishment of debt or derivative instruments, and (e) amortization of terminated swap agreements.

A reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA is as follows:

(dollars in thousands)	Year ended December 31,
	2022	2021 (a)
Income from continuing operations	$2,770	$13,989

Interest expense	4,734	6,877
Depreciation and amortization expense	18,370	14,455
Income tax (benefit) provision	(585)	26
Gain on sales of real estate assets	-	(24,758)
Impairment loss	-	3,000
EBITDA	25,289	13,589

Amortization of terminated swap agreement	(1,227)	66
Noncash compensation expenses	876	1,796
Losses on early extinguishment of debt	653	2,114
Change in fair value of financial instruments	-	2,746
Strategic transaction costs	774	-
General and administrative expenses related to REIT conversion	-	470
Adjusted EBITDA	$26,365	$20,781
(a)	The year ended December 31, 2021 includes the results of four office/flex properties that were sold in 2021 and were not part of discontinued operations.

Liquidity and Capital Resources

At December 31, 2022, the Company had cash and cash equivalents and restricted cash of approximately $52.0 million and $0.4 million, respectively. Restricted cash is comprised of reserves for real estate taxes as required by certain mortgage note obligations.

On April 21, 2022, INDUS amended its $100 million Credit Agreement executed on August 5, 2021, to add the DDTL Facility of $150 million for a term of five years (as amended the “Credit Facility”), pursuant to which up to three separate draws may be made prior to April 21, 2023. As of December 31, 2022, the Company had drawn $90 million, in two draws, under the DDTL Facility. The Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Credit Facility remain in place. The amendment to the Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to an additional $250 million for an aggregate total of $500 million, subject to satisfaction of certain financial covenants including limitations on a minimum tangible net worth, fixed charge coverage ratios, total leverage and secured indebtedness. The Company’s available borrowing base was $94.1 million of its $100.0 million Revolving Credit Facility as of December 31, 2022. There have been no borrowings under the Revolving Credit Facility, however, it secures certain unused standby letters of credit aggregating approximately $5.9 million that are related to INDUS’ development activities.

Net cash provided by operating activities increased by approximately $8.1 million to $19.0 million for the year ended December 31, 2022 as compared to $10.9 million of net cash provided by operating activities for the year ended December 31, 2021. The increase primarily reflects the increase in Cash NOI from continuing operations of approximately $6.6 million and the payment in 2021 of approximately $2.0 million in fees related to two mortgages that were paid off, offset by an approximately $0.7 million decrease in other assets and liabilities.

Net cash used in investing activities was approximately $119.6 million for the year ended December 31, 2022 as compared to approximately $144.0 million of net cash used in investing activities for the year ended December 31, 2021. The decrease of $24.4 million in the use of cash for investing activities primarily reflected a decrease of $51.5 million related to the acquisition and development of real estate and deposits of $4.0 million made in connection with future building and land acquisitions. These decreases were offset by lower cash proceeds from sales of real estate of $32.0 million.

Net cash used in financing activities for the year ended December 31, 2022 of $7.9 million reflected a decrease of $271.3 million from net cash provided by financing activities of $263.4 million for the year ended December 31, 2021. The decrease in cash provided by financing activities was primarily due to $261.5 million related to the net proceeds from the issuance of 4,370,277 shares of common stock in 2021 as compared to no sales of common stock in 2022. A decrease of $72.5 million was related to the net repayment of mortgage loans in 2022 which included the repayment of four mortgage loans and the construction loan, including associated debt issuance costs and termination of the related interest rate swap agreements, as well as principal payments on outstanding mortgage loans. These decreases were partially offset by net proceeds of $63.8 million reflecting borrowings against the DDTL Facility of $90.0 million offset by a decrease of $26.2 million in proceeds from the construction loan prior to repayment.

Acquisitions and Dispositions

For a description of our acquisitions and dispositions of real estate assets during the periods covered by this Annual Report on Form 10-K, see Note 4, “Real Estate Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity

On July 9, 2021, INDUS and INDUS RT, LP filed an updated universal shelf registration statement on Form S-3 (the “Updated Universal Shelf”) with the SEC. Under the Updated Universal Shelf, the Company may offer and sell up to $500 million of a variety of securities including common stock, preferred stock, debt securities, warrants, depositary shares, rights or units, INDUS RT, LP’s debt securities or guarantees thereof by the Company, or any combination of such securities during the three year period that commenced on August 10, 2021. Under the Updated Universal Shelf, the Company may periodically offer one or more types of securities in amounts, at prices and on terms announced. When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’ operations.

Effective September 1, 2021, the Company’s Board of Directors approved the establishment of an “at the market” equity issuance program (“ATM Program”), pursuant to which the Company may offer and sell common stock with an aggregate gross sales price of up to $100 million. There have not been any issuances of common stock under the ATM Program.

As of December 31, 2022, the Company had approximately $223 million available for issuance under its Updated Universal Shelf.

It is possible that the Company will not obtain additional capital under the Updated Universal Shelf on favorable terms, or at all. See “Risk Factors-General Risk Factors-Volatility in the capital and credit markets could materially adversely impact INDUS” and “Risk Factors-Risks Related to INDUS’ common stock-Issuances or sales of INDUS’ common stock or the perception that such issuances or sales might occur could adversely affect the per share trading price of INDUS’ common stock” included in Part I, Item 1A. “Risk Factors” of this Annual Report.

Debt

On April 21, 2022, the Company entered into the Credit Agreement for a $250,000 secured Credit Facility, amending and restating the $100,000 credit facility executed on August 5, 2021 (the “Original Credit Facility”). The Credit Facility provides for, among other things: (1) the addition of the DDTL Facility of $150 million, pursuant to which up to three separate draws may be made prior to April 21, 2023 and (2) the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The Credit Facility continues to include a $100 million Revolving Credit Facility, however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Original Credit Facility remain in place under the Credit Facility. The Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to $250 million in the aggregate, for a total of $500 million.

Borrowings under the Credit Facility bear interest based on a pricing grid for changes in the Company’s total leverage. Based on the Company’s current leverage, the annual interest rates under the Credit Facility would be, as of December 31, 2022, (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Original Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the Original Credit Facility). The annual interest rate under the Original Credit Facility was one-month LIBOR plus 1.20% at the time the Original Credit Facility was replaced with the Credit Facility. As of December 31, 2022, the Company had drawn $90 million under the DDTL Facility in two draws.

Under the terms of the Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319.1 million plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company after March 31, 2021; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b) 1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $75 million through December 30, 2022 (compared with $30 million under the Original Credit Facility), (b) $125 million from December 31, 2022 through December 30, 2023 (compared with $50 million under the Original Credit Facility), and (c) $250 million on and after December 31, 2023 (compared with $100 million under the Original Credit Facility); and (vi) a minimum of (a) five industrial unencumbered properties through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

As of December 31, 2022, the Company was in compliance with the covenants of the Credit Facility and based on the unencumbered properties pledged, the maximum amount available could be borrowed. In addition to the $90 million drawn under the DDTL Facility, the Credit Facility also secures certain unused standby letters of credit aggregating $5.9 million that are related to INDUS' development activities.

The Company used a portion of the proceeds drawn under the DDTL Facility to repay four of its nonrecourse mortgage loans that had encumbered ten buildings, in the amount of $61.8 million, resulting in a loss on early extinguishment of debt of $0.5 million. In connection with the repayments, the Company also terminated associated interest rate hedges resulting in a gain of $1.2 million recorded against interest expense and recognized an income tax benefit of $0.6 million related to the reclassification of gains included in other comprehensive income for the year ended December 31, 2022.

On August 25, 2022, INDUS repaid its construction loan (the “JPM Construction Loan”) with JPMorgan, which had provided the funds for the site work and development of 9817 Old Statesville Road, Charlotte, North Carolina and had commenced on May 7, 2021. The JPM Construction Loan was due on May 7, 2023. Initial interest under the JPM Construction Loan, adjusted monthly, was one-month LIBOR plus 1.65%, reduced upon completion of the building. Rental payments by the tenant commenced in October 2021. The final certificate of occupancy was received in the first quarter of 2022 and the interest rate on the JPM Construction Loan was reduced to one-month LIBOR plus 1.40% at that time. On August 25, 2022, INDUS paid the principal amount then outstanding of $26.3 million and wrote off $0.2 million of unamortized financing costs recorded as a loss on early extinguishment of debt for the year ended December 31, 2022.

For additional information regarding the Company’s mortgage loans, see Note 5, “Mortgage Loans, Construction Loan, Delayed Draw Term Loan and Interest Rate Swaps” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Requirements

The Company plans to continue to expand its real estate business, including the acquisition and development of additional properties and/or undeveloped land parcels in select supply-constrained and high-growth markets in the United States, which, under certain circumstances, the Company may consider owning through other ownership structures such as joint ventures. The Company will also incur expenditures for tenant improvements as new leases and lease renewals are signed.

As of December 31, 2022, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $106.1 million, of which $24.0 million was spent as of December 31, 2022. The Company has land under development for one additional building comprising 0.2 million square feet for an estimated investment of $28.1 million, of which $12.1 was spent as of December 31, 2022. The Company also had approximately 317 acres of land owned or under contract with an estimated purchase price of $24.5 million as of December 31, 2022. For additional information regarding INDUS’ planned development and acquisition activities, see Part I, Item 2. “Properties” included elsewhere in this Annual Report on Form 10-K.

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

For a description of our contractual obligations, including our agreement to purchase under-construction properties, lease payments and other purchase obligations, see Note 8, “Leases” and Note 10, “Commitments and Contingencies” to the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core strategy, and, therefore, the Company sells certain properties periodically over time. As of December 31, 2022, the Company has entered into several agreements to sell an aggregate of approximately 427 acres of undeveloped land for an aggregate sales price of approximately $26.7 million.

The Company believes its short-term liquidity needs, including its current and planned development and acquisition activities and payment of regular dividends on its common stock, when and if declared by the Board of Directors, will be met with cash on hand, cash flows generated from operations, sales of non-core undeveloped land parcels and financing activities including available borrowing of $60.0 million under the DDTL Facility and the $100.0 million Revolving Credit Facility.

The Company expects to meet long-term liquidity requirements such as additional property acquisitions and developments, non-recurring capital expenditures, and scheduled debt maturities through the potential issuance of long-term unsecured and secured indebtedness, additional sale of non-core real estate assets and issuance of additional equity or debt securities, subject to market conditions. We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the current macroeconomic environment, including rising interest rates and inflation, the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures.

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

Environmental, Social and Governance Matters

INDUS aspires to contribute to a more sustainable future through a variety of environmental, social, and corporate governance (“ESG”) initiatives. INDUS expects to grow its business, operate its buildings, and develop properties in a way that benefits the communities in which the Company operates while also benefiting tenants, investors, and employees. The Company’s efforts in the environmental, social and governance categories are guided by specific committees of the Board of Directors, including a Sustainability Committee (focused on environmental initiatives), a Compensation and Human Capital Committee (focused on social initiatives), and a Nominating and Corporate Governance Committee (focused on responsible governance practices). The Company’s efforts are further supported by an internal ESG Committee comprised of representatives from across the business. Most recently, in 2022, the Company also added an internal Employee and Community Engagement Committee focused on improving the employee and tenant experience, while also endeavoring to find more opportunities for INDUS to engage with and support the communities in which it operates.

Environmental. The Company has formalized policies and initiatives related to environmental sustainability. In 2021, INDUS onboarded an environmental data management system to track historical and ongoing energy and utility metrics across its portfolio. Although its portfolio is comprised of triple net leases, INDUS also aims to enhance its visibility of electricity and utility consumption across the portfolio by the adoption of green leasing language in new leases and amendments. As a result of its efforts to incorporate best practices on green leasing, in 2022 INDUS was recognized as a 2022 Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy's Better Buildings Alliance at the Better Buildings, Better Plants Summit. As of December 31, 2022, through its data collection and green leasing efforts, INDUS maintained electricity data collection on approximately 20% of its total portfolio square footage. INDUS intends to utilize this data collection for external reporting, and to encourage conversations around building efficiency both internally as the Company expands its portfolio and develops new properties, as well as externally with its tenants. In 2022, INDUS participated in its first assessment with the Global Real Estate Sustainability Benchmark (“GRESB”). GRESB provides a rigorous methodology and framework to collect, validate, score and independently benchmark ESG data for the real estate industry. In the Performance category of the 2022 Real Estate Standing Investments Assessment with GRESB, INDUS outperformed the GRESB benchmark in the categories of Energy, GHG and Water.

Internally, INDUS has adopted a Sustainable Construction & Development Policy to set new targets for best practices in sustainable design for future developments, such as 100% LED lighting, structural capacity for solar panels, and installations of electric vehicle charging stations. Externally, INDUS will seek to work with tenants to enhance data collection of tenant-occupied spaces, encourage tenants to upgrade to LED lighting and ensure that its properties are efficiently managed. In 2022, INDUS launched LEEP, its LED Lighting Efficiency Program, to systematically offer tenants an opportunity to upgrade their lighting, in addition to receiving approval from the local utility provider in Connecticut to install solar panels on two of its properties in the Hartford, Connecticut market in 2023.

Social. In addition to the Company’s environmental initiatives, the Company aims to be a positive force in the communities in which it operates. This includes encouraging employees to participate in volunteer and community activities of their choosing, which INDUS facilitates by providing each employee annual paid time off to do so. Additionally, INDUS offers a charitable contribution matching program to support charities that are of importance to its employees. The Company has also promoted diversity in hiring and, as of December 31, 2022, has received 100% employee participation in its training programs focused on diversity, equity and inclusion. As a testament to the Company’s commitment to diversity, as of December 31, 2022, 22% of the Company’s board members were women and approximately 33% of the Company’s corporate office employees were women.

Governance. Thoughtful corporate governance and stakeholder engagement is paramount to INDUS and serves as the foundation for positive and long-term relationships with the Company’s constituents, including investors, partners, tenants, employees, and our local communities. As such, the Company and its employees, officers, directors, vendors and suppliers are all expected to abide by formal governance documents and ethical policies that the Company has made available on the Investors section of its website at ir.indusrt.com. These include a Code of Business Conduct and Ethics, a Sustainable Construction & Development Policy, a Supplier & Vendor Code of Conduct and a Human Rights Policy. The Company’s policies encourage honesty, accountability, integrity and mutual respect, and also offer safe communication channels for handling ethical issues and concerns, including an anonymous whistleblower hotline and website, as well as physical and online employee suggestion boxes.

ESG Disclosure Statements. Some of the statements contained in this section, and some of our ESG commitments and efforts, rely on third-party actions, information and projections, and INDUS does not, and does not undertake to, perform independent verification or audits of these parties actions, information and projections. Although we have referenced certain of our ESG-related policies and disclosures contained in our website in this section, none of those policies or disclosures are incorporated by reference into this Form 10-K or any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. While certain matters discussed in this section and in the ESG section of our website may be significant, such information is not necessarily “material” under the federal securities laws for SEC reporting purposes, as our ESG disclosures are informed by, among other things, various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. For more information, see Item 1A. Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate assets at cost, net	$ 489,661	$ 387,647
Cash and cash equivalents	52,014	150,263
Restricted cash	358	10,644
Interest rate swap assets	6,971	188
Assets of discontinued operations	29	7,990
Other assets	47,774	33,914
Total assets	$ 596,807	$ 590,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans and construction loan, net of debt issuance costs	$ 79,653	$ 169,818
Delayed draw term loan, net of debt issuance costs	88,713	—
Deferred revenue	6,741	7,365
Accounts payable and accrued liabilities	10,940	9,671
Interest rate swap liabilities	—	3,995
Dividends payable	1,835	1,629
Liabilities of discontinued operations	119	832
Other liabilities	11,537	11,259
Total liabilities	199,538	204,569

Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 10,192,416 and 10,183,730 shares issued and outstanding, respectively	102	102
Additional paid-in capital	401,370	399,754
Accumulated deficit	(11,486)	(10,869)
Accumulated other comprehensive income (loss)	7,283	(2,910)
Total stockholders' equity	397,269	386,077
Total liabilities and stockholders' equity	$ 596,807	$ 590,646

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Rental revenue	$49,195	$40,227

Expenses:
Operating expenses of rental properties	3,942	4,267
Real estate taxes	7,137	5,969
Depreciation and amortization expense	18,370	14,455
General and administrative expenses	12,387	11,816
Total expenses	41,836	36,507

Other income (expense):
Interest expense	(4,734)	(6,877)
Losses on early extinguishment of debt	(653)	(2,114)
Investment and other income	245	260
Other expense	(32)	14
Gain on sales of real estate assets	—	24,758
Impairment of real estate assets	—	(3,000)
Change in fair value of financial instruments	—	(2,746)
	(5,174)	10,295

Income from continuing operations before income taxes	2,185	14,015
Income tax benefit (provision)	585	(26)
Income from continuing operations	2,770	13,989

Discontinued operations:
Gain on sale of properties and equipment	2,706	—
Income from discontinued operations	634	155
	3,340	155

Net income	$6,110	$14,144

Income per Common Share-Basic:
Income from continuing operations	$0.27	$1.77
Income from discontinued operations	$0.33	$0.02
Net income per common share	$0.60	$1.79

Income per Common Share-Diluted:
Income from continuing operations	$0.27	$1.73
Income from discontinued operations	$0.32	$0.02
Net income per common share	$0.59	$1.75

Weighted average shares outstanding - basic	10,189	7,908
Weighted average shares outstanding - diluted	10,348	8,081

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2022	2021
Net income	$6,110	$14,144

Other comprehensive income (loss):
Reclassifications included in net income	(671)	2,082
Unrealized gain on cash flow hedges	10,864	2,863
Total other comprehensive income	10,193	4,945
Total comprehensive income	$16,303	$19,089

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

	Shares of		Additional	Retained	Accumulated Other
	Common Stock	Common	Paid-in	Earnings	Comprehensive
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2020	5,663,040	$57	$116,732	$(9,817)	$(7,855)	$99,117
Exercise of stock options, including shares tendered related to stock options exercised	25,201	—	442	—	—	442
Sale of common stock	4,370,277	44	261,433	—	—	261,477
Special dividend, $1.99 per share	125,212	1	7,845	(11,250)	—	(3,404)
Reclassification of warrants	—	—	12,192	—	—	12,192
Stock-based compensation expense	—	—	1,110	—	—	1,110
Common stock dividends, $0.46 per share	—	—	—	(3,946)	—	(3,946)
Total other comprehensive income	—	—	—	—	4,945	4,945
Net income	—	—	—	14,144	—	14,144
Balance at December 31, 2021	10,183,730	102	399,754	(10,869)	(2,910)	386,077
Equity awards issued	3,371	—	—	—	—	—
Stock-based compensation expense	—	—	1,492	—	—	1,492
Shares acquired to satisfy employee tax withholding requirements on stock awards	(285)	—	(23)	—	—	(23)
Exercise of stock options	5,600	—	147	—	—	147
Common stock dividends, $0.66 per share	—	—	—	(6,727)	—	(6,727)
Total other comprehensive income	—	—	—	—	10,193	10,193
Net income	—	—	—	6,110	—	6,110
Balance at December 31, 2022	10,192,416	$102	$401,370	$(11,486)	$7,283	$397,269

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021
Net income	$6,110	$14,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,606	15,352
Noncash rental revenue including straight-line rents	(4,220)	(2,617)
Gain on sales of real estate assets	(2,505)	(24,758)
Amortization of terminated swap agreements and related income tax benefit	(1,812)	66
Stock-based compensation expense	1,492	1,110
Amortization of debt issuance costs	898	1,047
Losses on early extinguishment of debt	653	74
Gain on sales of equipment	(203)	—
Noncash impairment charge	—	3,000
Change in fair value of financial instruments	—	2,746
Changes in assets and liabilities:
Other assets	(2,222)	(656)
Accounts payable and accrued liabilities	2,324	148
Deferred revenue	1,412	243
Other liabilities	(1,563)	954
Net cash provided by operating activities	18,970	10,853

Investing activities:
Acquisitions of land and buildings	(63,413)	(125,599)
Additions to real estate assets	(58,422)	(47,703)
Proceeds from sales of real estate assets, net of expenses	10,392	42,344
Deposits on building and land acquisitions	(5,788)	(9,800)
Deferred leasing costs and other	(2,660)	(3,282)
Proceeds from sale of equipment, net of expenses	250	—
Net cash used in investing activities	(119,641)	(144,040)

Financing activities:
Principal payments on mortgage loans and construction loan	(91,278)	(17,100)
Proceeds from delayed draw term loan and construction loan	90,069	26,273
Dividends paid to stockholders	(6,521)	(5,721)
Payment of debt issuance costs	(1,508)	(1,886)
Proceeds from (payment for) termination of interest rate swap agreements	1,227	(66)
Proceeds from exercise of stock options	147	442
Proceeds from sale of common stock	—	261,477
Net cash (used in) provided by financing activities	(7,864)	263,419
Net (decrease) increase in cash and cash equivalents and restricted cash	(108,535)	130,232
Cash and cash equivalents and restricted cash at beginning of period	160,907	30,675
Cash and cash equivalents and restricted cash at end of period	$52,372	$160,907

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements

(dollars in thousands unless otherwise noted, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

INDUS Realty Trust, Inc., a Maryland corporation, (“INDUS” or the “Company”) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings which can serve multiple drivers of demand in the modern supply chain in the markets it targets. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain non-core properties periodically over time.

On January 4, 2021, the Company announced that it intends to elect to be taxed as a real estate investment trust (“REIT”) under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2021 (see Note 9).

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

COVID-19

Disruptions caused by the COVID-19 pandemic have caused adverse impacts on and could in the future materially adversely impact the Company’s business, financial condition, results of operations or stock price. COVID-19 has also disrupted the availability, supply and costs of construction materials which has resulted in an increase in the Company’s cost of construction and delays in completion of the Company’s construction projects. If these disruptions and higher costs worsen, it could have material adverse impacts on the Company’s business, financial results and financial position in the future.

COVID-19 did not have an impact on INDUS’ rent collections for the years ended December 31, 2022 and 2021.

Exchange Accommodation Titleholder

INDUS may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under the Code to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) remains in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is legally owned by the qualified intermediary, INDUS retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. The VIE (including the Parked Property) is included in INDUS’ consolidated financial statements as a consolidated VIE until legal title is transferred to

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

the Company upon completion of the Reverse 1031 Like-Kind Exchange. There were no consolidated VIEs on INDUS’ consolidated balance sheets as of December 31, 2022 and 2021.

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

Real estate acquisitions are evaluated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Generally, all of the Company’s purchases have been determined to be asset acquisitions and are recorded at relative fair value and allocated among the components of the acquired assets, which consist of land and improvements, buildings and improvements and related lease intangibles. INDUS’ intangible assets consist of: (i) the value of in-place leases; and (ii) the value of the associated relationships with tenants. INDUS’ intangible liabilities consist of the value of below market leases. Acquisition costs incurred are capitalized and included in the basis of the acquired entity. Amortization of the value of in-place leases, included in depreciation and amortization expense, is on a straight-line basis over the lease terms. Amortization of the value of below market leases, included in rental revenue, is on a straight-line basis over the lease term.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$52,014	$150,263
Restricted cash	358	10,644
Total cash, cash equivalents and restricted cash	$52,372	$160,907

Stock-Based Compensation

INDUS accounts for stock options and restricted stock units (“RSUs”) related to INDUS’ common stock at fair value in accordance with FASB ASC 718, “Compensation - Stock Compensation” and FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees.” The Company recognizes the expense ratably over the vesting periods.

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

Income Taxes

As discussed above, INDUS intends to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2021. To qualify as a REIT, INDUS is required (among other things) to distribute at least 90% of its REIT taxable income to its stockholders and meet various other organization and operating requirements. As a REIT, INDUS will be entitled to a tax deduction for the dividends it pays to shareholders, accordingly INDUS will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. INDUS intends to adhere to the requirements for qualification and taxation as a REIT and maintain its REIT status. However, any taxable income from a taxable REIT subsidiary is subject to federal, state and local income taxes. INDUS has elected taxable REIT subsidiary (“TRS”) status for one of its consolidated subsidiaries which provides services that would otherwise be considered impermissible for a REIT. Accordingly, the Company has recognized an insignificant amount of income tax expense for the federal and state income taxes incurred by its TRS (see Note 9).

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

Interest Rate Swap Agreements

As of December 31, 2022, INDUS was a party to five interest rate swap agreements to hedge its interest rate exposures. The Company does not use derivatives for speculative purposes. INDUS applies FASB ASC 815, “Derivatives and Hedging,” (“ASC 815”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. ASC 815 requires the Company to recognize all derivatives as either assets or liabilities on its consolidated balance sheet and measure those instruments at fair value. The changes in the fair values of the interest rate swap agreements are measured in accordance with ASC 815 and reflected in the carrying values of the interest rate swap agreements on INDUS’ consolidated balance sheet. The estimated fair values are based primarily on projected future swap rates.

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

Financial Instruments

Pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of August 24, 2020, between INDUS and CM Change Industrial LP (“Conversant”), an investment entity managed by Conversant Management LLC (f/k/a Cambiar Management LLC), INDUS, among other things, issued a warrant (the “Warrant”) to Conversant to acquire 504,590 shares of INDUS’ common stock (subject to adjustment as set forth therein), par value $0.01 per share (as exercised, collectively, the “Warrant Shares”) as part of a private placement of INDUS’ common stock to raise capital (see Note 2). INDUS applied ASC 815 to the Warrant and it was classified as a derivative liability on the Company’s consolidated balance sheet. The Warrant was initially recorded at its fair value and reported at fair value at each subsequent reporting date while liability classification of the Warrant was appropriate. Changes in the fair value of the Warrant were included in the change in fair value of financial instruments on INDUS’ consolidated statement of operations during the period of the change. The cash settlement provision of the Warrant expired on August 24, 2021 and the Warrant liability was reclassified to equity on that date.

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

Discontinued Operations

Operating results and the gain or loss on sale for a component or groups of components, whose disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, are presented as discontinued operations in the consolidated statements of operations and the assets and liabilities of the component to be disposed of are classified as held for sale. In December 2022, INDUS completed the previously announced sale of its remaining office/flex properties (the “Office/Flex Portfolio”) and fully exited its legacy investment in office properties (see Note 4). The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

The Office/Flex Portfolio is recorded as a discontinued operation as of December 31, 2022 and, for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operations on the consolidated balance sheets and the related operating results are presented as income from discontinued operations on the consolidated statements of operations.

Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. The calculation of diluted net income per share of common stock reflects adjusting INDUS’ outstanding shares assuming the exercise of all potentially dilutive INDUS stock options, restricted stock units and warrants.

Risks and Uncertainties

INDUS’ future results of operations involve a number of risks and uncertainties. Factors that could affect INDUS’ future operating results and cause actual results to vary materially from historical results include, but are not limited to, the geographical concentration of the Company’s real estate holdings, credit risk and market risk.

INDUS’ real estate holdings are concentrated in the north submarket of the Hartford, Connecticut area, the Lehigh Valley of Pennsylvania, the greater Charlotte, North Carolina area, Central and Southern Florida and the greater Charleston, South Carolina area. The market and economic challenges experienced by the U.S. economy as a whole or the local economic conditions in the markets in which INDUS holds properties may affect the Company’s real estate business. INDUS’ results of operations, financial condition or ability to expand may be adversely affected as a result of the following, any of which may be exacerbated by the continuance of the COVID-19 pandemic: (i) poor economic conditions or unfavorable financial changes to INDUS’ tenants, which may result in tenant defaults under leases or may lead to a curtailment of expansion plans; (ii) significant job losses, which could adversely affect the demand for rental space causing market rental rates and property values to be negatively impacted; (iii) the ability of INDUS to borrow on terms and conditions that it finds acceptable; and (iv) possibly reduced values of INDUS’ properties potentially limiting the proceeds from a sale of its properties or from debt financing collateralized by its properties.

INDUS holds floating rate debt under nonrecourse mortgage loans, the interest on which is based on LIBOR. The Company entered into interest rate swap agreements whereby the floating LIBOR rates under all mortgage loans are hedged, effectively fixing the interest rate on those loans. FASB Topic 848, “Reference Rate Reform” anticipates the effect on financial reporting of the discontinuation of LIBOR and provides a means to maintaining effective hedge accounting. In adopting a practical expedient under ASU 2022-06 (see below), INDUS can continue to assert that the occurrence of the hedged forecasted transactions as they were originally documented remain probable even though the reference rate for the interest payments is modified or expected to be modified.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

INDUS’ cash equivalents consisted of overnight investments that are not significantly exposed to interest rate risk.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. INDUS’ significant estimates include the impairment evaluation of its long-lived assets, derivative financial instruments, revenue and gain recognition including the estimated costs to complete required offsite improvements related to land sold, assumptions used in determining stock compensation and the allocation of the purchase price of acquisitions.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”). ASU No. 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. INDUS adopted the practical expedient related to the probability of the hedged forecasted transaction during 2020 (see above). The application of ASU No. 2020-04 did not have an impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

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

On March 5, 2021, under its Universal Shelf, INDUS completed an underwritten public offering of 1,750,000 shares of its common stock at a price to the underwriters of $56.85 per share. On March 15, 2021, the underwriters exercised their option to purchase an additional 177,049 shares of common stock from INDUS at the same price. INDUS received net proceeds of $108,676, after expenses, from the aggregate of 1,927,049 shares issued on March 5, 2021, and March 15, 2021. The Company used the proceeds from the issuance of its common stock to finance its acquisition and development pipeline and for other corporate purposes.

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

On October 8, 2021, INDUS completed an underwritten public offering of 2,150,000 shares of its common stock under its Updated Universal Shelf at a price to the underwriters of $62.70 per share. On October 22, 2021, the underwriters exercised their option to purchase an additional 293,228 shares of common stock from INDUS at the same price. INDUS received net proceeds of $152,801, after expenses, from the aggregate of 2,443,228 shares issued on October 8, 2021, and October 22, 2021. The Company used the proceeds from the issuance of its common stock to finance its acquisition and development pipeline and for other corporate purposes.

When INDUS obtains additional capital by issuing equity, the interests of its existing stockholders will be diluted. If the Company incurs additional indebtedness, that indebtedness may impose financial and other covenants that may significantly restrict INDUS’ operations.

Private Placement

On August 24, 2020, pursuant to the Securities Purchase Agreement, INDUS: (i) sold 504,590 shares of its common stock; and (ii) issued the Warrant to Conversant to acquire 504,590 additional shares of common stock (subject to adjustment as set forth therein) at an exercise price of $60.00 per share (the “Exercise Price”). Conversant paid $50.00 per share of common stock and $4.00 per Warrant for total proceeds, after expenses, of $26,799. Pursuant to the Securities Purchase Agreement, for so long as Conversant owns shares of common stock constituting more than 4.9% of INDUS’ common stock issued and outstanding, Conversant will have the right to designate one member (the “Purchaser Nominee”) to INDUS’ Board of Directors (subject to certain terms and conditions set forth therein) and such Purchaser Nominee shall be nominated by the Board for re-election as a director at each subsequent meeting of the Company’s stockholders.

The Warrant is exercisable from the date of issuance and has a term of three years. The Exercise Price and the number of shares of common stock issuable upon exercise of the Warrant are subject to appropriate adjustments in the event of certain stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The number of shares of common stock issuable upon exercise of the Warrant was increased to 515,747 shares and the exercise price was reduced to $58.70 as a result of the shares issued on March 8, 2021 in connection with the distribution of undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2021 (the “E&P Distribution”) (see Note 7). Upon a Fundamental Transaction (as defined in the Warrant) in which the consideration consists solely of cash, solely of marketable securities, or a combination thereof, the remaining unexercised portion of the Warrant will automatically be deemed to be exercised or the Warrant will be terminated, depending on whether the purchase price per share of one share of common stock in such fundamental transaction is greater or less than the Exercise Price.

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

Both the Warrant and the CVRs were derivative financial instruments and reported as liabilities at their fair values on INDUS’ consolidated balance sheet until reclassified into stockholders’ equity on August 24, 2021 (see Note 3).

3. Fair Value

INDUS applies the provisions of FASB ASC 820, “Fair Value Measurement” (“ASC 820”), which establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 applies to assets or liabilities for which there are quoted market prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS’ interest rate swap agreements (see Notes 1 and 5). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

During 2022 and 2021, INDUS did not transfer any assets or liabilities in or out of Levels 1 and 2. The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

December 31, 2022
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$6,971	$—
Interest rate swap liabilities	$—	$—	$—

	December 31, 2021
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$188	$—
Interest rate swap liabilities	$—	$3,995	$—

The amounts included in the consolidated financial statements for cash and cash equivalents, restricted cash, leasing receivables from tenants and accounts payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap Rate and swap curve along with the other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair values of the mortgage loans, delayed draw term loan and construction loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At December 31, 2022 and 2021, the carrying values of the mortgage loans, delayed draw term loan and construction loan were $168,366 and $169,818, respectively, and the fair values of the mortgage loans, delayed draw term loan and construction loan were $166,665 and $180,731, respectively.

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

The fair value of the CVR liability, prior to its expiration on August 24, 2021 (see Note 2), was estimated using a Monte Carlo simulation valuation methodology. The weighted-average was comprised of unobservable inputs including expected volatility, risk free interest rate, expected term and annual dividend yield (Level 3 inputs). The change in the fair value of the CVR liability in 2021 reflected the expiration of the CVRA on August 24, 2021, and the elimination of the CVR liability, which was $656 as of December 31, 2020. The loss on the fair value of financial instruments of $2,746 in 2021 reflected the loss of $3,402 for the change in the fair value of the Warrant liability from December 31, 2020, through August 24, 2021, the date it was reclassified into stockholders’ equity, partially offset by the elimination of the CVR liability.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

4. Real Estate Assets and Discontinued Operations

Real estate assets consist of:

	Estimated
	Useful Lives	December 31, 2022	December 31, 2021
Land		$71,148	$55,104
Land improvements	10 to 30 years	78,974	65,520
Buildings and improvements	10 to 40 years	379,864	295,964
Tenant improvements	Shorter of useful life or terms of related lease	32,753	31,576
Construction in progress		21,419	20,799
Development costs		3,722	3,673
		587,880	472,636
Accumulated depreciation		(98,219)	(84,989)
		$489,661	$387,647

Total depreciation expense related to real estate assets was as follows:

	Year Ended December 31,
	2022	2021
Depreciation expense	$16,214	$12,944

Acquisitions

On June 8, 2022, INDUS, through a consolidated VIE, purchased an approximately 205,000 square foot, fully leased portfolio in Florida (the “Florida Portfolio”) for $31,652, including transaction costs. The Florida Portfolio is comprised of two buildings in the Palm Beach market totaling approximately 84,000 square feet and an approximately 121,000 square foot property in the Orlando market. For this acquisition, INDUS provided all of the funding to the VIE for the purchase. The acquisition of the Florida Portfolio was made utilizing a Reverse 1031 Like-Kind Exchange under the Code that was entered into at the time the properties were acquired and completed with the sale of the Office/Flex Portfolio (see below).

On January 19, 2022, INDUS closed on the purchase of 782 Paragon Way (“782 Paragon”), an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market for $24,026, including transaction costs. 782 Paragon is a replacement property as part of a 1031 Like-Kind Exchange under the Code. INDUS acquired 782 Paragon utilizing $10,091 of proceeds from the sale of the CT Farm (see below) that was completed in December 2021. The balance of the purchase price was paid from the Company’s cash on hand.

On September 7, 2022, the Company closed on the purchase of approximately 8 acres of undeveloped land in Allentown, Pennsylvania for a purchase price of $6,614, including transaction costs. This land has the entitlements to support the construction of an approximately 91,000 square foot building.

On June 16, 2022, as part of the Charlotte Forward Purchase Agreement (see Note 10), the Company closed on the purchase of approximately 32 acres of land in Rock Hill, South Carolina for a purchase price of $1,121, including transaction costs. An approximately 231,000 square foot building is being constructed by the seller on this land and the Company is making progress payments to the seller through the course of construction. As of December 31, 2022, the Company had made payments of $9,800 to the seller, including the purchase of the land. Closing on the Charlotte Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charlotte Forward Purchase Agreement will be completed under its current terms, or at all.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The purchase prices for acquisitions for the year ended December 31, 2022 were allocated as follows:

	782 Paragon Way	3312 Shader Road	6600 High Ridge Road	7700 High Ridge Road	Allentown, PA Land	Rock Hill, SC Land	Total
Land	$1,469	$2,828	$1,673	$2,346	$6,614	$1,121	$16,051
Land improvements	329	213	194	174	—	—	910
Buildings and improvements	22,228	11,179	6,318	5,696	—	—	45,421
Tenant improvements	—	107	44	40	—	—	191
Intangible assets	—	684	421	383	—	—	1,488
Intangible liabilities	—	(186)	—	(462)	—	—	(648)
	$24,026	$14,825	$8,650	$8,177	$6,614	$1,121	$63,413

On December 10, 2021, INDUS closed on the purchase of two parcels of undeveloped land in Allentown, Pennsylvania for a combined purchase price of $4,229, after transaction and entitlement costs (the “American Parkway Land”). The American Parkway Land totals approximately 23 acres in the Lehigh Valley and INDUS is currently constructing an approximately 206,000 square foot building on this site.

On November 12, 2021, INDUS closed on the purchase of 7770 Palmetto Commerce Parkway, an approximately 196,500 square foot building in Charleston, South Carolina for $28,488, including acquisition costs.

On October 12, 2021, INDUS closed on the purchase of 2345 Township Road, an approximately 128,000 square foot building in Charlotte, North Carolina for $14,935, including acquisition costs.

On August 5, 2021, INDUS closed on the purchase of 2850 Interstate Drive, an approximately 139,500 square foot building in Lakeland, Florida for $17,859, including acquisition costs.

On June 28, 2021, INDUS, through a consolidated VIE, purchased 7800 Tuckaseegee Road (“7800 Tuckaseegee”), an approximately 395,500 square foot building in Charlotte, North Carolina for $42,502, including acquisition costs. On May 12, 2021, INDUS, through a consolidated VIE, purchased 6355 Farm Bureau Road (“6355 Farm Bureau”), an approximately 127,500 square foot building in the Lehigh Valley of Pennsylvania for $11,928, including acquisition costs. For both of these acquisitions, INDUS provided all of the funding to the VIEs for the purchases. The acquisitions of 7800 Tuckaseegee and 6355 Farm Bureau were made utilizing Reverse 1031 Like-Kind Exchanges that were entered into at the time the properties were acquired (see below).

On April 13, 2021, INDUS closed on the purchase of an approximately 14 acre parcel of undeveloped land in Orlando, Florida (the “Landstar Land”) for a purchase price of $5,658, after transaction and entitlement costs. The Landstar Land was a replacement property as part of a 1031 Like-Kind Exchange. INDUS acquired the Landstar Land utilizing $1,993 of proceeds from the sales of one of its office/flex buildings and two smaller land parcels that were completed in 2020 and the balance of the purchase price was paid from the Company’s cash on hand. INDUS constructed, and placed into service in 2022, two buildings totaling approximately 196,000 square feet on the Landstar Land.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The purchase prices for acquisitions for the year ended December 31, 2021 were allocated as follows:

2021	7770 Palmetto	2345 Township	2850 Interstate	7800 Tuckaseegee	6355 Farm Bureau	Landstar Land	American Pkwy Land	Total
Land	$3,166	$1,197	$2,369	$4,606	$2,163	$5,658	$4,229	$23,388
Land improvements	4,182	671	2,832	3,526	388	—	—	11,599
Buildings and improvements	20,077	12,337	12,280	33,348	10,036	—	—	88,078
Tenant improvements	113	20	48	200	132	—	—	513
Intangible assets	950	710	558	1,462	918	—	—	4,598
Intangible liabilities	—	—	(228)	(640)	(1,709)	—	—	(2,577)
	$28,488	$14,935	$17,859	$42,502	$11,928	$5,658	$4,229	$125,599

The Company allocates the purchase price of acquired real estate based upon the relative fair value of the assets acquired and liabilities assumed, which generally consists of land and improvements, buildings and improvements, and related lease intangibles (see Note 9).  The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Lease intangibles which include acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases.

Real estate assets are being depreciated over ten to forty years and intangible assets and intangible liabilities are being amortized over the term of the associated lease. The intangible assets are included in other assets and the intangible liabilities are included in other liabilities on INDUS’ consolidated balance sheet.

Dispositions

On December 29, 2021, INDUS closed on the sale of all of the assets, including approximately 670 acres of land in Granby and East Granby, Connecticut, that were previously leased to a third-party nursery operator (the “CT Farm”) for a purchase price of $10,300, before transaction costs, and recorded a gain of $9,331. The net proceeds of $10,091 were deposited into escrow for the potential acquisition of a replacement property as part of a 1031 Like-Kind Exchange. On January 19, 2022, INDUS closed on 782 Paragon as a replacement property under this 1031 Like-Kind Exchange (see above).

On December 1, 2021, INDUS closed on the sale of 1985 Blue Hills Avenue (“1985 BHA”), an approximately 165,000 square foot industrial/logistics building in Windsor, Connecticut and two adjacent parcels of undeveloped land aggregating approximately 39 acres to the in-place full-building tenant (the “Blue Hills Sale”) for a purchase price of $18,000, before transaction costs, and recorded a gain of $13,271. The proceeds from the Blue Hills Sale were used to complete the Reverse 1031 Like-Kind Exchange on 7800 Tuckaseegee (see above). At the time of closing, INDUS also repaid the mortgage collateralized by 1985 BHA with proceeds from the Blue Hills Sale (see Note 5).

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

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In 2021, INDUS recorded an impairment loss of $3,000 to reduce the carrying value of 5 and 7 Waterside Crossing, the Company’s two multi-story office buildings in Griffin Center in Windsor, Connecticut aggregating approximately 161,000 square feet. On November 16, 2021, the Company completed the sale (the “5&7 WSC Sale”), for a price of $5,200, before transaction costs of: (a) 5 and 7 Waterside Crossing (“5&7 WSC”); (b) 21 Griffin Road North, an approximately 48,000 square foot office/flex building; and (c) 25 Griffin Road North, an approximately 8 acre parcel of undeveloped land. INDUS recorded a loss of $158 on the 5&7 WSC Sale. At the time of closing, INDUS also repaid the mortgage collateralized by 5&7 WSC with proceeds from the 5&7 WSC Sale (see Note 5).

Discontinued Operations

In December 2022, INDUS completed the previously announced sale of its Office/Flex Portfolio and fully exited its’ legacy investment in office properties (see Note 1). The purchase price, before transaction costs, was $11,000 and the Company recorded a gain of $2,505 on the sale. The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

The Office/Flex Portfolio is recorded as a discontinued operation as of December 31, 2022 and for all prior periods presented, the related assets and liabilities are presented as assets and liabilities of discontinued operations on the consolidated balance sheets and the related operating results are presented as income from discontinued operations on the consolidated statements of operations.

In March 2022, the Company also closed its landscaping division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the year ended December 31, 2022.

Income from discontinued operations in our accompanying consolidated statements of operations is comprised of:

	Year Ended December 31,
	2022	2021
Rental revenue	$2,003	$2,112

Expenses:
Operating expenses of rental properties	779	736
Real estate taxes	297	324
Depreciation and amortization expense	236	897
General and administrative expenses	57	—
Total expenses	1,369	1,957

Income from discontinued operations	$634	$155

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Real estate assets held for sale, net consisted of:

	December 31, 2022	December 31, 2021
Land	$—	$31
Land improvements	—	1,840
Buildings and improvements	—	15,396
Tenant improvements	—	3,485
Construction in progress	—	338
	—	21,090
Accumulated depreciation	—	(14,571)
	—	6,519
Other assets	29	1,471
Total assets of discontinued operations	$29	$7,990

Accounts payable and accrued liabilities	$75	$67
Deferred revenue	—	620
Other liabilities	44	145
Total liabilities of discontinued operations	$119	$832

Cash flows from discontinued operations were as follows:

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities of discontinued operations	$663	$(28)
Net cash provided by (used in) investing activities of discontinued operations	$8,640	$(791)
Net cash provided by financing activities of discontinued operations	$—	$—

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

5. Mortgage Loans, Construction Loan, Delayed Draw Term Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans and construction loan consist of:

Mortgage loans:	December 31, 2022	December 31, 2021
3.97%, due September 1, 2027	$10,919	$11,174
4.57%, due February 1, 2028 *	16,666	17,145
3.60%, due January 2, 2030 *	6,007	6,182
3.48%, due February 1, 2030	13,879	14,287
3.50%, due July 1, 2030 *	4,778	4,914
4.33%, due August 1, 2030	15,473	15,867
4.51%, due April 1, 2034	13,010	13,356
4.39%, due January 2, 2025 *	—	17,824
4.17%, due May 1, 2026 *	—	12,291
3.79%, due November 17, 2026 *	—	23,152
4.39%, due August 1, 2027 *	—	9,476
Mortgage loans	80,732	145,668
Debt issuance costs	(1,079)	(1,745)
Mortgage loans, net of debt issuance costs	79,653	143,923

Construction loan:
One-month LIBOR plus 1.40%, due May 7, 2023	—	26,273
Debt issuance costs	—	(378)
Construction loan, net of debt issuance costs	—	25,895

Mortgage loans and construction loan, net of debt issuance costs	$79,653	$169,818

*Variable rate loans for which INDUS has entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its mortgage loans, delayed draw term loan and construction loan, including the effect of its interest rate swap agreements, was 4.13% and 3.76% as of December 31, 2022 and 2021, respectively.

The aggregate annual principal payment requirements under the terms of the nonrecourse mortgage loans for the years 2023 through 2027 are $2,286, $2,381, $2,484, $2,589 and $12,183, respectively. The aggregate book value of land and buildings that are collateral for the nonrecourse mortgage loans was $87,578 at December 31, 2022.

On April 21, 2022, INDUS entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) for a $250,000 secured credit facility (the “Credit Facility”), amending and restating the $100,000 credit facility (the “Revolving Credit Facility”) executed on August 5, 2021 (the “Original Credit Facility”) (see Note 6) to include the addition of a delayed draw term loan facility (the “DDTL Facility”) of $150,000 for a term of five years, pursuant to which up to three separate draws may be made prior to April 21, 2023.

The Company made the first two of such draws under the DDTL Facility in May 2022 and December 2022 and as of December 31, 2022, INDUS had drawn $90,000 under the DDTL Facility (see Note 6). The Company used a portion of these proceeds to repay four of its nonrecourse mortgage loans, that had encumbered ten buildings, in the amount of $61,787, resulting in a loss on early extinguishment of debt of $464. In connection with the repayments, the Company also terminated associated interest rate hedges resulting in a gain of $1,227 recorded against interest expense and recognized an income tax benefit of $585 related to the reclassification of gains included in other comprehensive income for the year ended December 31, 2022 (see Note 9). As of December 31, 2022, the carrying amount of the DDTL

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Facility is $88,713 including the net debt issuance costs related to the DDTL Facility of $1,287. The ten buildings previously encumbered by the nonrecourse mortgage loans that were prepaid (as discussed above) were added to the borrowing base of the Company’s Credit Facility.

The DDTL Facility bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.15%, based on the Company’s ratio of total indebtedness to total assets. Concurrent with the closing on the DDTL Facility, the Company entered into an interest rate swap agreement to fix the interest rate on the DDTL Facility at an effective rate of 4.15%.

On August 25, 2022, INDUS repaid its construction loan (the “JPM Construction Loan”) with JPMorgan, which had provided the funds for the site work and development of 9817 Old Statesville Road, Charlotte, North Carolina and had commenced on May 7, 2021. The JPM Construction Loan was due on May 7, 2023. Initial interest under the JPM Construction Loan, adjusted monthly, was one-month LIBOR plus 1.65%, reduced upon completion of the building. Rental payments by the tenant commenced in October 2021. The final certificate of occupancy was received in the first quarter of 2022 and the interest rate on the JPM Construction Loan was reduced to one-month LIBOR plus 1.40% at that time. INDUS paid the principal amount then outstanding of $26,342 and wrote off $189 of unamortized financing costs recorded as a loss on early extinguishment of debt for the year ended December 31, 2022.

The following table summarizes the notional and fair values of our interest rate swaps designated as cash flow hedges at December 31, 2022 and December 31, 2021:

							Fair Value of Interest Rate
			LIBOR	SOFR	Current Notional Value		Derivative Assets/(Liabilities)
Effective	Maturity		Interest	Interest	December 31,	December 31,	December 31,	December 31,
Date	Date		Strike Rate	Strike Rate	2022	2021	2022	2021

July 1, 2022	April 21, 2027		n/a	2.933%	$ 90,000	$ -	$ 4,704	$ -

March 15, 2017	March 1, 2027	(a)	2.501%	n/a	10,290	10,621	522	(641)
February 1, 2018	February 1, 2028	(a)	2.782%	n/a	6,376	6,524	324	(641)

January 2, 2020	January 1, 2030		1.849%	n/a	6,007	6,182	621	(219)

July 1, 2020	July 1, 2030		0.942%	n/a	4,778	4,914	800	188

September 1, 2013	September 1, 2023	(b)	2.840%	n/a	-	7,204	-	(249)
January 1, 2015	January 1, 2025	(b)	2.260%	n/a	-	9,068	-	(390)
January 1, 2016	January 1, 2025	(b)	1.932%	n/a	-	1,552	-	(40)

September 1, 2015	September 1, 2025	(c)	2.118%	n/a	-	9,608	-	(334)
December 10, 2015	September 1, 2025	(c)	2.015%	n/a	-	2,185	-	(68)
November 17, 2016	November 17, 2026	(c)	2.085%	n/a	-	11,359	-	(518)

May 3, 2016	May 1, 2026		1.910%	n/a	-	12,291	-	(369)

July 14, 2017	August 1, 2027		4.390%	n/a	-	9,476	-	(526)

					$ 117,451	$ 90,984	$ 6,971	($ 3,807)

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

On December 1, 2021, INDUS repaid two of its nonrecourse mortgage loans with the proceeds from the Blue Hills Sale (see Note 4). The first nonrecourse loan, collateralized by 1985 BHA, had a principal amount then outstanding of $4,759 and the Company incurred $1,226 in debt extinguishment costs. The second nonrecourse loan, collateralized by two industrial/logistics buildings, 20 and 25 International Drive, in Windsor, Connecticut had a principal amount then outstanding of $3,335 and the Company incurred $873 in debt extinguishment costs.

On November 16, 2021, INDUS repaid its nonrecourse mortgage loan collateralized by 5&7 WSC with the proceeds from the 5&7 WSC Sale (see Note 4). INDUS paid the principal amount then outstanding of $3,961 and incurred $15 in debt extinguishment costs. INDUS also paid $66 in connection with the termination of an associated interest rate swap agreement, which was recorded as interest expense.

The Company accounts for its interest rate swap agreements as effective cash flow hedges (see Notes 1 and 3). Amounts in AOCI will be reclassified into interest expense over the term of the swap agreements to achieve fixed rates on each mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In 2022 and 2021, INDUS recognized gains, included in other comprehensive income, of $10,193 and $4,945, respectively, on its interest rate swap agreements.

As of December 31, 2022, $3,230 is expected to be reclassified over the next twelve months to AOCI from interest expense. As of December 31, 2022, the fair value of the Company’s interest rate swap agreements was an asset of $6,971. As of December 31, 2021, the net fair value of the Company’s interest rate swap agreements was a liability of $3,807, with $188 included in assets and $3,995 included in liabilities on INDUS’ consolidated balance sheet. Total interest expense recognized during the years ended December 31, 2022 and December 31, 2021 was $4,734 and $6,877, respectively, of which, ($671) and $2,082, respectively, was recognized related to interest rate swaps.

6. Revolving and Delayed Draw Term Loan Facility Credit Agreement

On April 21, 2022, INDUS entered into the Credit Agreement which provided for, among other things: (1) the addition of the DDTL Facility of $150,000 (see Note 5), pursuant to which up to three separate draws may be made prior to April 21, 2023, and (2) the transition from LIBOR to SOFR for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The Credit Agreement continues to include the $100,000 Revolving Credit Facility from the Original Credit Facility executed on August 5, 2021, however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Original Credit Facility remain in place under the Credit Facility. The Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to $250,000 in the aggregate, for a total of $500,000.

Borrowings under the Credit Facility bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, as of December 31, 2022, the annual interest rates under the Credit Facility would be (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Original Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the Original Credit Facility). The annual interest rate under the Original Credit Facility was one-month LIBOR plus 1.20% at the time the Original Credit Facility was replaced with the Credit Facility.

The Company made the first two of such draws under the DDTL Facility in May 2022 and December 2022 and as of December 31, 2022, INDUS had drawn $90,000 under the DDTL Facility (see Note 5).

Under the terms of the Credit Facility, INDUS must maintain: (i) a consolidated tangible net worth of $319,149 plus 75% of the aggregate increases in stockholders’ equity of the Company by reason of issuance or sale of equity of the Company after March 31, 2021; (ii) a fixed charge coverage ratio of (a) 1.25 to 1.0 through March 31, 2022, and (b)

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

1.50 to 1.0 on and after June 30, 2022; (iii) a maximum leverage ratio of total indebtedness to total assets of less than 60% on the last day of any fiscal quarter; (iv) a maximum secured leverage ratio of total secured indebtedness to total asset value of (a) 50% through December 31, 2022, and (b) 40% on and after March 31, 2023; (v) a minimum borrowing base of (a) $75,000 through December 30, 2022 (compared with $30,000 under the Original Credit Facility), (b) $125,000 from December 31, 2022 through December 30, 2023 (compared with $50,000 under the Original Credit Facility), and (c) $250,000 on and after December 31, 2023 (compared with $100,000 under the Original Credit Facility); and (vi) a minimum of (a) five industrial unencumbered properties from June 30, 2021 through December 30, 2023, and (b) eight industrial unencumbered properties on and after December 31, 2023.

As of December 31, 2022, the Company was in compliance with the covenants of the Credit Facility and based on the unencumbered properties pledged, the maximum amount available could be borrowed. In addition to the $90,000 drawn under the DDTL Facility, the Credit Facility also secures certain unused standby letters of credit aggregating $5,873 that are related to INDUS' development activities.

On March 17, 2021, INDUS executed an amendment (the “Revolving Credit Line Amendment”) to its $19,500 revolving credit line (the “Webster Credit Line” and, as amended by the Revolving Credit Line Amendment, the “Amended Webster Credit Line”) with Webster Bank that was scheduled to expire on September 30, 2021. The Revolving Credit Line Amendment increased the amount of the Amended Webster Credit Line from $19,500 to $35,000, while adding two industrial/logistics buildings to the collateral for the Amended Webster Credit Line. INDUS also had a credit line of $15,000 with Webster Bank that was used to finance certain property acquisitions (the “Acquisition Credit Line”). The Acquisition Credit Line was unsecured and also scheduled to expire on September 30, 2021. The Amended Webster Credit Line and the Acquisition Credit Line bore interest of one-month LIBOR plus 2.50% and one-month LIBOR plus 2.75%, respectively. The Amended Webster Credit Line and Acquisition Credit Line were replaced by the Original Credit Facility (see above).

7. Stockholders’ Equity

Per Share Results

Basic and diluted results per share were based on the following:

	Year Ended December 31,
	2022	2021
Net income	$6,110	$14,144

Weighted average shares outstanding for computation of basic per share results	10,189	7,908
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units	159	173
Adjusted weighted average shares for computation of diluted per share results	10,348	8,081

Equity Compensation Plans

On March 3, 2020, INDUS’ Board of Directors adopted and approved the INDUS Realty Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Incentive Award Plan”). The 2020 Incentive Award Plan replaced the 2009 Stock Option Plan and authorizes for grant a total of 300,000 shares (plus any shares subject to awards under the 2009 Stock Option Plan, as of the date of stockholder approval of the 2020 Incentive Award Plan, that are forfeited, expire, are converted to shares of another person or are settled for cash), subject to certain adjustments in the 2020 Incentive Award Plan. In addition to granting stock options, the 2020 Incentive Award Plan also enables INDUS to grant stock appreciation rights, restricted stock awards (“RSUs”), restricted stock unit awards, partnership interests, other equity or cash based awards and dividend equivalents. No new awards will be granted under the 2009 Stock Option Plan; however, all outstanding awards under the 2009 Stock Option Plan remain outstanding in accordance with their terms.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Restricted Stock Units

A summary of RSUs awarded under the 2020 Incentive Award Plan for 2022 and 2021 is as follows:

	Time-based vesting
	December 31, 2022		December 31, 2021
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at December 31, 2021	12,829	$64.43	—	$—
Granted	13,514	$68.68	13,191	$64.62
Adjustment for dividends	193	$—	47	$—
Vested and distributed	(3,391)	$63.97	—	$—
Forfeited	(813)	$63.15	(409)	$63.15
Outstanding at December 31, 2022	22,332	$66.56	12,829	$64.43

	Performance-based vesting
	December 31, 2022		December 31, 2021
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at December 31, 2021	8,136	$78.97	—	$—
Granted	7,999	$100.19	8,508	$79.33
Adjustment for dividends	138	$—	37	$—
Forfeited	(1,219)	$79.33	(409)	$79.33
Outstanding at December 31, 2022	15,054	$89.50	8,136	$78.97

The time-based vesting RSUs granted to employees vest over three years in equal installments subject to the recipient’s continued employment. The time-based vesting RSUs granted to non-employee directors vest in one year subject to the recipient’s continued service. The performance-based vesting RSUs granted to employees vest after a period of three years and will be measured over the three-year period on pre-established goals subject to the recipient’s continued employment. The holders of RSUs will receive credit for dividends, but do not have voting rights. The RSUs may not be sold, assigned, transferred, pledged or otherwise disposed of and are subject to risk of forfeiture prior to the expiration of the applicable vesting period.

As of December 31, 2022, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

2023	$830
2024	$359
2025	$54

Stock Options

There were no stock options granted in 2022 and 2021 by INDUS under the 2020 Incentive Award Plan. The forfeiture rate used was 2% based on the historical activity of the grantees.

Number of option holders at December 31, 2022	14

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

As of December 31, 2022, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

2023	$231
2024	$111
2025	$15

The total grant date fair value of options vested during 2022 and 2021 was $80 and $428, respectively. The intrinsic value of options exercised in 2022 and 2021 was $168 and $746, respectively.

A summary of INDUS’ stock option activity is as follows:

		Weighted Avg.
	Options	Exercise Price
Outstanding at December 31, 2020	246,150	$36.06
Adjustment for stock dividend	5,413	$34.29
Exercised	(29,559)	$26.34
Forfeited	(1,067)	$37.49
Outstanding at December 31, 2021	220,937	$36.47
Exercised	(5,600)	$26.31
Forfeited	(3,635)	$27.50
Outstanding at December 31, 2022	211,702	$36.89

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	December 31, 2022	Exercise Price	(in years)	Value
$23.00 - $28.00	74,663	$26.29	3.3	$2,777
$28.00 - $32.00	14,073	$29.84	2.5	474
$32.00 - $47.00	122,966	$44.13	7.1	2,381
	211,702	$36.89	5.4	$5,632

Vested options	109,492	$28.88	3.8	$3,789

Compensation expense for stock options and RSUs was as follows:

	Year Ended December 31,
	2022	2021
Compensation expense	$1,492	$1,110

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Warrant

As of December 31, 2022, exercise of the Warrant would result in the issuance 515,747 shares of common stock at a price of $58.70 per share. The Warrant expires on August 24, 2023. As the Warrant contained a cash surrender provision, it was recorded at its fair value and classified as a liability on the Company’s consolidated balance sheet at the time it was issued, with changes in its fair value included in the Company’s consolidated statement of operations. On August 24, 2021, upon the expiration of the cash settlement provision of the Warrant, the fair value of the Warrant at that time, $12,192, was reclassified from a liability into stockholders’ equity (see Notes 2 and 3).

Dividends

For the year ended December 31, 2022, the Company’s common dividends were as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2022	March 31, 2022	April 15, 2022	$0.16
June 30, 2022	June 30, 2022	July 15, 2022	$0.16
September 30, 2022	September 30, 2022	October 14, 2022	$0.16
December 31, 2022	December 30, 2022	January 17, 2023	$0.18

On January 13, 2021, in conjunction with its election to be taxed as a REIT, INDUS announced a special dividend of $11,250 or $1.99 per share payable on March 8, 2021 in the form of cash or additional shares of the Company’s common stock, to holders of record as of January 22, 2021. The cash portion of the special dividend was $3,404 and 125,212 shares of common stock were issued. The special dividend included the E&P Distribution based on the Company’s estimated taxable income through December 31, 2020.

For the year ended December 31, 2021, the Company’s common dividends were as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
June 30, 2021	June 16, 2021	June 30, 2021	$0.15
September 30, 2021	September 16, 2021	September 30, 2021	$0.15
December 31, 2021	December 30, 2021	January 14, 2022	$0.16

8. Leases

The Company’s rental revenue reflects the leasing of industrial/logistics space and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’ leases with its tenants are classified as operating leases with the exception of a sixty-five year ground lease of a small land parcel which is a sale-type lease. As such, a gain of approximately $1,000 on that lease is included in gain on sales of real estate assets in the Company’s consolidated statements of operations for 2021.

The following is a schedule of minimum future cash rentals on the Company’s operating leases as of December 31, 2022. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

2023	$39,507
2024	39,658
2025	36,230
2026	28,793
2027	20,341
Thereafter	56,848
$221,377

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

In December 2022, INDUS, as lessee, entered into a ten-year lease agreement with the buyer of the Office/Flex Portfolio for approximately 14,500 square feet in Bloomfield, Connecticut.

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

Expenses related to operating leases where INDUS is the lessee were $154 and $138 in 2022 and 2021, respectively. The weighted average remaining lease term for these leases as of December 31, 2022, was 8.5 years.

Maturities of lease liabilities as of December 31, 2022 are as follows:

2023	$326
2024	330
2025	333
2026	310
2027	197
Thereafter	1,028
Total undiscounted payments	2,524
Less: imputed interest	(374)
Present value of minimum lease payments	$2,150

9. Supplemental Financial Statement Information

Other Assets

INDUS’ other assets are comprised of the following:

	December 31, 2022	December 31, 2021
Deposits on building and land acquisitions	$15,588	$9,800
Straight-line rents	7,547	5,909
Deferred leasing costs, net	7,118	6,310
Intangible assets, net	5,813	5,495
Prepaid expenses	3,497	3,236
Accounts receivable (primarily leases)	2,790	399
Right-of-use assets	2,123	593
Furniture, fixtures and equipment, net	1,791	369
Deferred financing costs related to revolving lines of credit	631	917
Registration statement costs	341	341
Prepaid development costs	88	143
Other	447	402
Total other assets	$47,774	$33,914

INDUS’ intangible assets relate to the acquisition of several buildings and consist of the values of in-place leases and the associated relationships with tenants (see Note 4). The values of in-place leases and tenant relationships are amortized to depreciation and amortization expense over the remaining non-cancelable term of their respective leases.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

INDUS’ intangible liabilities relate to the acquisition of several buildings and consist of the values of below-market leases (see Note 4). The values of the below-market leases are amortized as an increase to rental revenue over the remaining non-cancelable term of their respective leases.

Intangible assets and liabilities consist of the following:

	Year Ended December 31,
	2022	2021
Intangible assets:
In-place leases, net of accumulated amortization of $3,505 and $2,476, respectively	$5,495	$5,036
Tenant relationships, net of accumulated amortization of $1,094 and $953, respectively	318	459
Total intangible assets	$5,813	$5,495

Intangible liabilities:
Below market leases, net of accumulated amortization of $812 and $367, respectively	$3,203	$3,000
Total intangible liabilities	$3,203	$3,000

INDUS recorded amortization expense of intangible assets of $1,170 and $1,229 in 2022 and 2021, respectively. INDUS recorded an increase to rental revenue from the amortization of intangible liabilities of $445 and $272 in 2022 and 2021, respectively.

Estimated amortization expense of intangible assets and liabilities over each of the next five years is:

	2023	2024	2025	2026	2027
In-place leases	$1,070	$868	$716	$707	$562
Tenant relationships	91	56	56	28	28
Total to be included in depreciation and amortization expense	$1,161	$924	$772	$735	$590

Below market lease liabilities	$(467)	$(391)	$(379)	$(379)	$(275)
Total to be included in rental revenue	$(467)	$(391)	$(379)	$(379)	$(275)

Deferred leasing costs, net, reflected accumulated amortization of $6,208 and $6,673 as of December 31, 2022 and 2021, respectively. Amortization expense related to deferred leasing costs in 2022 and 2021 was $1,110 and $1,091, respectively. Furniture, fixtures and equipment, net, reflected accumulated depreciation of $381 and $1,051 as of December 31, 2022 and 2021, respectively. Total depreciation expense related to furniture, fixtures and equipment in 2022 and 2021 was $112 and $88, respectively.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

Accounts Payable and Accrued Liabilities

INDUS’ accounts payable and accrued liabilities are comprised of the following:

	December 31, 2022	December 31, 2021
Accrued construction costs and retainage	$5,030	$5,800
Accrued salaries, wages and other compensation	2,363	1,796
Trade payables	2,143	481
Accrued interest payable	447	556
Accrued lease commissions	191	468
Other	766	570
Total accounts payable and accrued liabilities	$10,940	$9,671

Other Liabilities

INDUS’ other liabilities are comprised of the following:

	December 31, 2022	December 31, 2021
Deferred compensation plan	$3,363	$5,097
Intangible liability, net	3,203	3,000
Lease liabilities	2,150	626
Prepaid rent from tenants	1,449	1,483
Security deposits of tenants	1,229	900
Other	143	153
Total other liabilities	$11,537	$11,259

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets decreased by $770 in 2022 and increased by $5,719 in 2021.

Other assets and other liabilities each increased by $1,638 when the lease for the Bloomfield, Connecticut office commenced on December 1, 2022 and the right-of-use asset and liability were recorded. The recording of this lease had no effect on the Company’s cash.

INDUS did not receive any tax refunds in 2022 or 2021. Interest payments in 2022 and 2021 were $5,477 and $7,018, respectively, including capitalized interest of $1,532 and $1,164 in 2022 and 2021, respectively.

Savings Plan

INDUS maintains the INDUS Realty Trust, Inc. 401(k) Savings Plan (the “INDUS Savings Plan”) for its employees, which is a defined contribution plan. On January 1, 2022, the INDUS Savings Plan was amended and restated to convert from a traditional 401(k) plan to a Safe Harbor 401(k) plan and, as part of the amendment, changed the employer contributions to 100% of the first 3% of employee contributions, plus 50% of the next 2% of employee contributions. Prior to such amendment and restatement, through December 31, 2021, the Company matched 60% of the first 5% of employee contributions.

The Company’s contributions to the INDUS Savings Plan in 2022 and 2021 were $159 and $89, respectively.

Deferred Compensation Plan

INDUS maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain of its employees who, due to IRC regulations, could not take full advantage of the INDUS Savings Plan. Effective January 1, 2022, INDUS closed the Deferred Compensation Plan to any further contributions.

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

The Company’s liability under its Deferred Compensation Plan at December 31, 2022 and 2021 was $3,363 and $5,097, respectively. Noncash expense related to the Deferred Compensation Plan in 2022 and 2021 was ($616) and $677, respectively.

These amounts are included in other liabilities on INDUS’ consolidated balance sheets. The expense for the Company’s matching benefit to the Deferred Compensation Plan in 2021 was $9.

The Deferred Compensation Plan is unfunded, with benefits to be paid from INDUS’ assets. The liability for the Deferred Compensation Plan reflects the amounts previously withheld from employees, the Company’s matching benefit and any gains or losses on participant account balances based on the assumed investment of amounts credited to participants’ accounts in certain mutual funds. Participant balances are tracked and any gain or loss is determined based on the performance of the mutual funds as selected by the participants and included in general and administrative expenses on INDUS’ consolidated statements of operations.

Income Taxes

For the year ended December 31, 2022, the Company recorded an income tax benefit of $585 related to the reclassification of gains included in other comprehensive income related to the termination of several interest rate swap agreements that were associated with the nonrecourse mortgages that were prepaid (see Note 5).

The Company has elected to be treated as a REIT for federal tax purposes, however, the Company does conduct business in its TRS which is subject to federal, state and local income tax for income received in the TRS. For the year ended December 31, 2021, the Company recorded a provision for taxes of $26 related to the TRS.

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

Federal income tax returns for the year ended December 31, 2021, the one-month transition period from December 1, 2020 to December 31, 2020 and the fiscal year ended November 30, 2020 are open to examination by the Internal Revenue Service.

10. Commitments and Contingencies

As of December 31, 2022, INDUS had committed purchase obligations of approximately $18,398 principally related to the construction of an approximately 206,000 square foot building in the Lehigh Valley of Pennsylvania, as well as improvements of its real estate assets.

On March 2, 2022, INDUS entered into an agreement to acquire, for a purchase price of $28,500, an under-construction, approximately 284,400 square foot building in Greenville-Spartanburg, South Carolina (the “Greenville-Spartanburg Acquisition”), being developed on speculation by the seller. The Greenville-Spartanburg Acquisition would be the Company’s first entry into this market, however, closing on the purchase of the Greenville-Spartanburg Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Greenville-Spartanburg Acquisition will be completed under its current terms, or at all.

On January 17, 2022, INDUS entered into an agreement (the “Charlotte Land Purchase Agreement”) to acquire, for a purchase price of approximately $4,750, as amended, before transaction costs, approximately 231 acres of undeveloped land in the Charlotte, North Carolina market (the “Charlotte Land”). A closing under the Charlotte Land Purchase Agreement, is subject to significant contingencies, including the satisfactory completion of due diligence and INDUS’ receipt of all of the requisite entitlements from local governmental authorities to construct the buildings. Given

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

these contingencies, it is possible that the land acquisition as contemplated under the Charlotte Land Purchase Agreement will not be completed under its current terms, or at all.

On August 5, 2021, the Company entered into a Purchase and Sale Agreement (the “Nashville Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31,500, before transaction costs, an under-construction approximately 184,000 square foot portfolio in Nashville, Tennessee (the “Nashville Acquisition”) being developed on speculation by the seller and, upon completion, will be comprised of two buildings. On December 21, 2022, the Nashville Forward Purchase Agreement was amended to reduce the purchase price to $28,350. Closing under the Nashville Forward Purchase Agreement, is subject to significant contingencies, including the completion of construction. Given these contingencies, it is possible that the Nashville Acquisition as contemplated under the Nashville Forward Purchase Agreement will not be completed under its current terms, or at all.

On November 3, 2021, the Company entered into an agreement (the “Charleston Forward Purchase Agreement”) to acquire, for a purchase price of $28,000, before transaction costs, an approximately 263,000 square foot building in Charleston, South Carolina to be built by the seller. Closing on the Charleston Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charleston Forward Purchase Agreement will be completed under its current terms, or at all.

On November 23, 2021, the Company entered into an agreement (the “Charlotte Forward Purchase Agreement”) to acquire, for a purchase price of $21,200, before transaction costs, an approximately 231,000 square foot building in the Charlotte, North Carolina market to be built by the seller. Closing on the Charlotte Forward Purchase Agreement is subject to a number of contingencies including completion of construction. There can be no guarantee that the Charlotte Forward Purchase Agreement will be completed under its current terms, or at all.

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

11. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after December 31, 2022, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the year ended December 31, 2022, other than the disclosures herein and described below.

On January 23, 2023, the Company closed on the purchase of approximately 75 acres of fully entitled land in the Orlando, Florida market (the “Orlando Land”). The purchase price was approximately $17,403, after transaction costs. The Orlando Land has the entitlements to support the construction of three buildings totaling approximately 574,000 square feet.

On January 24, 2023, the Company closed on the purchase of approximately 11 acres of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”) that was under contract since 2021. The purchase price was approximately $2,284, after transaction costs. The Lehigh Valley Land has the entitlements to support the construction of an approximately 90,000 square foot building.

Proposed Merger

On February 22, 2023, INDUS, IR Parent, LLC, a Delaware limited liability company (“Parent”), and IR Merger Sub II, Inc., a Maryland corporation and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into

INDUS REALTY TRUST, INC.

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands unless otherwise noted, except per share data)

INDUS (the “Merger”). Upon completion of the Merger, INDUS will survive as a wholly-owned subsidiary of Parent (the “Surviving Entity”) and the separate corporate existence of Merger Sub will cease, and INDUS will cease to be a publicly traded company on the Nasdaq Stock Market LLC. At the effective time of the Merger (the “Effective Time”), each share of INDUS common stock that is issued and outstanding immediately prior to the Effective Time (other than shares held by the Parent Parties), will be automatically converted into the right to receive $67.00 in cash, without interest (the “Merger Consideration”). The Merger Consideration will also be increased by an amount per share of INDUS common stock, in cash (rounded to the nearest whole cent), if any, equal to the sum of (1) the cash amount per share of INDUS common stock equal to the most recently declared regular quarterly cash dividend of INDUS permitted by the terms of the Merger Agreement as of the date prior to the closing date of the Merger (the “Closing Date” and such dividend, the “Final Dividend”), if the record date for the Final Dividend is after the closing of the Merger, plus (2)(A) the cash amount per share of INDUS common stock equal to the Final Dividend, multiplied by (B) the number of days between the first day following the end of the quarterly period for which the Final Dividend was declared, if any, and the day prior to the Closing Date, divided by (C) 90, rounded to the nearest whole cent, without duplication for any period.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by INDUS to conduct its business in the ordinary course consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The Merger Agreement also requires INDUS to convene and hold a stockholders’ meeting for the purpose of obtaining the Stockholder Approval (as defined in the Merger Agreement).

The closing of the Merger is subject to customary closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of INDUS common stock entitled to vote on the Merger; (ii) the clearance by the Committee on Foreign Investment in the United States and (iii) the approval by the European Commission under Council Regulation (EC) No. 139/2004 (as amended).  The closing of the Merger is not subject to a financing condition.  There can be no assurances that the Merger will close on the anticipated timeline, or at all.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of INDUS Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of INDUS Realty Trust, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisitions of Real Estate Assets—Purchase Price Allocation

As described in Note 1 and 4 to the consolidated financial statements, the Company acquired two buildings in Boynton Beach, Florida, a property in Orlando, Florida and a building in Charlotte, North Carolina for total purchase consideration of $55.7 million during the year ended December 31, 2022. The transactions were accounted for as asset acquisitions and resulted in the Company recording approximately $9.2 million of land and land improvements, approximately $45.4 million of building and improvements and approximately $1.0 million of other net assets. Management allocates the purchase price in an asset acquisition to the assets acquired and liabilities assumed based upon their estimated relative fair values at the date of the acquisition.

We identified the allocation of the purchase price to the assets acquired and liabilities assumed in the asset acquisitions referred to above as a critical audit matter because of the significant judgments made by management when determining the estimates of fair value of certain assets acquired. Auditing management’s estimates and judgments involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, due to the impact these estimates have on the allocation of the purchase price.

Our audit procedures related to the allocation of the purchase price to the assets acquired and liabilities assumed in the asset acquisitions referred to above included the following, among others:

●	We obtained and read the purchase agreements.

●	We tested the underlying data used in management’s fair value estimates for completeness and accuracy and agreed the inputs to source documents.

●	We utilized valuation specialists to assist in performing the following procedures:

-	Evaluated the appropriateness of the valuation methodology utilized by management to estimate fair value.

-	Obtained independently sourced market data for certain significant assumptions, including comparable land sales, market rent, discount rates and capitalization rates, among others, and compared them to management’s estimates.

-	Assessed the reasonableness and recalculated management’s allocation of the purchase price to the assets acquired and liabilities assumed.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Hartford, Connecticut

March 6, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting: There have been no changes in INDUS Realty Trust, Inc.’s (“INDUS” or the “Company”) internal control over financial reporting that occurred during the Company’s most recent quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in the “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on its assessment and those criteria, management of the Company has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the information called for in this Item 10:

Name	Age	Position
Gordon F. DuGan	56	Chairman of the Board of Directors
Michael S. Gamzon	53	Director, President and Chief Executive Officer
David R. Bechtel	55	Director
Frederick M. Danziger	82	Director
Jonathan P. May	56	Director
Molly J. North	47	Director
Amy Rose Silverman	56	Director
Michael Simanovsky	39	Director
Albert H. Small, Jr.	66	Director
Jon W. Clark	54	Executive Vice President and Chief Financial Officer
Thomas M. Daniells	68	Senior Vice President, General Counsel and Secretary
Thomas M. Lescalleet	60	Executive Vice President, INDUS Realty, LLC

The Company’s directors are each elected for a term of one year.

Gordon F. DuGan has been a Director and Chairman of the Board of Directors of INDUS since March 2020. Mr. DuGan has been Co-Founder and Executive Chairman of Blackbrook Capital Limited, a European-focused property investor specializing in sale-leasebacks and build-to-suit investments in industrial assets, since February 2020; Chief Executive Officer of Gramercy Property Trust, Inc. (“Gramercy”) a REIT focused on industrial real estate, from June 2012 to October 2018; Chief Executive Officer of W.P. Carey & Co. (NYSE: WPC), one of the largest net lease REITs in the United States, from 2005 to 2010; and Chairman of GreenAcreage Real Estate Corp., a REIT that provides sale-leaseback and construction financing to companies operating in the cannabis industry, since June 2019. Mr. DuGan brings to the Board extensive experience and knowledge with respect to the industrial real estate sector and the capital markets.

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

Frederick M. Danziger has been a Director since 1997. He was Chairman of the Board of Directors of INDUS from June 2019 through March 2020 and, prior to resigning as an employee of the Company, Executive Chairman of the Board of Directors from 2016 through June 2019; Chairman of the Board of Directors and Chief Executive Officer of the Company from May 2012 through December 2015; President and Chief Executive Officer of the Company from April 1997 through May 2012. Mr. Danziger also is a Director of Monro, Inc. and Bloomingdale Properties, Inc. Mr. Danziger is the father-in-law of Mr. Gamzon. Mr. Danziger’s background as a lawyer, his knowledge and experience as the former President and Chief Executive Officer of INDUS and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

David R. Bechtel has been a Director of INDUS since May 2016. Mr. Bechtel has served as founder and managing member of Outpost Capital Management LLC, a private investment firm, since 2001 and founder and manager of GP Management LLC, a real estate management and development company, since 2011. Mr. Bechtel previously served as a principal of Barrow Street Holdings LLC from 2012 through May 2020. Mr. Bechtel has many years of general business experience and expertise as a managing member, principal, and head of finance of financial services and natural resource companies which provides a valuable perspective to the Board.

Jonathan P. May has been a Director of INDUS since September 2012. Mr. May is the founder and has been the co-managing partner of Floresta Ventures, LLC, an advisory firm to restaurant and retail companies, since March 2016, and the Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company), a private company that is a leading provider of carbon reduction programs for corporations, since September 2015. Previously, Mr. May was the Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 to September 2015. Mr. May was the founder and managing director of Catalytic Capital, LLC from 2004 to 2008. Mr. May is a Director of Columbia Care, Inc., a Canadian public company. Mr. May has significant general business experience, finance experience, and expertise as an executive which provides a valuable perspective to the Board.

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

Michael Simanovsky was elected to the Board in January 2022 as the new designee of CM Change Industrial LP, pursuant to a Securities Purchase Agreement, dated August 24, 2020. Mr. Simanovsky is the Founder and Managing Partner of Conversant Capital LLC (“Conversant”), a real estate investment firm. Mr. Simonovsky is the Managing Partner and Chief Investment Officer of Conversant. From 2011 to 2020, Mr. Simanovsky was a Partner at Senator Investment Group LP, an investment advisory firm, where he was responsible for the firm’s investments in the real estate, gaming & lodging and housing sectors, among others. Prior to joining Senator in March 2011, Mr. Simanovsky was an investment professional with Cerberus Capital Management, LP, where he focused on originating and evaluating investment opportunities across a wide range of industries. Prior to joining Cerberus in August 2008, Mr. Simanovsky was in the Restructuring groups of both Rothschild Inc. and Houlihan Lokey Howard & Zukin, where he focused on providing advisory services to companies undergoing financial restructuring transactions. Mr. Simanovsky currently serves as Chairman of Quinn Residences and is a Director of Select Dental Management LLC (a dental services organization) and Valet Manager Inc. (a parking technology and management company). He previously served as a Director of Trade Street Residential, Inc. (an owner and operator of multi-family properties in the Southeast US), Gramercy Property Europe (an owner and operator of industrial assets in Europe), DFI Capital (the holding company for Engs Commercial Finance) and K2 Towers REIT (an owner and operator of cellular telephone towers). Mr. Simanovsky has significant experience related to investments in real estate and capital markets which provides unique insights into the Company’s opportunities and operations.

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

Jon W. Clark joined INDUS as Executive Vice President in September 2021 and assumed the role of Chief Financial Officer in January 2022. Mr. Clark was the Chief Accounting Officer of Rockhill Management, LLC, a property management business from June 2019 to September 2021. From April 2018 through March 2019, Mr. Clark was Chief Financial Officer and Treasurer of Gramercy, which was acquired by affiliates of Blackstone Real Estate Partners VIII L.P. in October 2018, a real estate investment trust that owned industrial and office properties. From March 2009 through April 2018, Mr. Clark was Chief Financial Officer, Accounting Officer and Treasurer of Gramercy, and from June 2007 through February 2009, Mr. Clark was the Corporate Controller of Gramercy.

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

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements of INDUS Realty Trust, Inc. See Item 8.
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	96
	Consolidated Balance Sheets as of December 31, 2022 and 2021	63
	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021	64
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021	65
	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021	66
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	67
	Notes to Consolidated Financial Statements	68

(a)(2)	Financial Statement Schedules
	III—Real Estate and Accumulated Depreciation	S-109 to 111

(a)(3)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
2.2	Agreement and Plan of Merger, dated as of February 22, 2023, by and among IR Parent, LLC, IR Merger Sub II, Inc. and INDUS Realty Trust, Inc.	8-K	001-12879	2.1	2/22/23
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc.) 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.4	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.5	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.6	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.7	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.8	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.9	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.10	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.11	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.12	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.13	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.14	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.15	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.16†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.17†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.18	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.19	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.20	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.21	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.22	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.23	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.24	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.25	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.26	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.27†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.28†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.29	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19
10.30	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.31	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.32	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.33	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.34†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.35†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.36†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.37	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.38	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.39	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.40	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.41	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.42†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.43†	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.44†	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.45	2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.46	Form of Stock Option Agreement under the 2020 Incentive Award Plan					*
10.47†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21
10.48†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.49	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21
10.50	Amended and Restated Credit Agreement dated as of April 21, 2022, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	8-K	001-12879	10.1	4/25/22
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certifications of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

N/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS REALTY TRUST, INC.

Date: March 6, 2023	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: March 6, 2023	BY:	/s/ Jon W. Clark Jon W. Clark Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Title

March 6, 2023	/s/ david R. Bechtel David R. Bechtel	Director

March 6, 2023	/s/ Jon W. Clark Jon W. Clark	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

March 6, 2023	/s/ Frederick M. Danziger Frederick M. Danziger	Director

March 6, 2023	/s/ Gordon F. DuGan Gordon F. DuGan	Chairman of the Board of Directors

March 6, 2023	/s/ Michael S. Gamzon Michael S. Gamzon	Director, President and Chief Executive Officer

March 6, 2023	/s/ Jonathan P. May Jonathan P. May	Director

March 6, 2023	/s/ Molly North Molly North	Director

March 6, 2023	/s/ Amy Rose Silverman Amy Rose Silverman	Director

March 6, 2023	/s/ Michael Simanovsky Michael Simanovsky	Director

March 6, 2023	/s/ Albert H. Small, Jr. Albert H. Small, Jr.	Director

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2022

(dollars in thousands)

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at December 31, 2022
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development		Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total	Depreciation	Construction	Acquisition	Life

CT Industrial/Logistics Properties
Industrial/Logistics Building - Bloomfield	$-	(b)	$251	$1,198	$1,599	$251	$327	$1,752	$718	$-	$-	$3,048	$(1,363)	1997	2007	40	yrs.
Industrial/Logistics Building - East Granby	-	(b)	4	1,722	1,268	4	824	2,139	27	-	-	2,994	(2,169)	1982	1989	40	yrs.
Industrial/Logistics Building - East Granby	-	(b)	4	-	2,205	4	235	1,688	282	-	-	2,209	(1,756)	1978		40	yrs.
Industrial/Logistics Building - East Granby	-	(b)	4	-	3,425	4	412	2,421	592	-	-	3,429	(2,644)	1980		40	yrs.
Industrial/Logistics Building - Windsor	-	(b)	12	-	8,346	12	457	6,276	1,613	-	-	8,358	(4,485)	1999		40	yrs.
Industrial/Logistics Building - Windsor	-	(b)	7	-	3,495	7	48	3,216	231	-	-	3,502	(2,099)	2001		40	yrs.
Industrial/Logistics Building - Windsor	-	(b)	259	-	6,185	259	1,641	3,866	678	-	-	6,444	(3,249)	1998		40	yrs.
Industrial/Logistics Building - Windsor	-	(b)	13	-	7,652	13	634	5,654	1,364	-	-	7,665	(3,721)	2008		40	yrs.
Industrial/Logistics Building - Windsor	-	(b)	57	-	16,084	57	1,055	13,932	1,097	-	-	16,141	(6,509)	2009		40	yrs.
Industrial/Logistics Building - Windsor	15,473		13	-	6,474	13	101	5,438	935	-	-	6,487	(3,555)	2003		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	7,904	16	112	7,083	709	-	-	7,920	(4,331)	2006		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	15	-	17,292	15	199	13,920	3,173	-	-	17,307	(8,955)	2005		40	yrs.
Industrial/Logistics Building - Windsor	16,666		20	-	10,325	20	804	8,238	1,283	-	-	10,345	(4,633)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	12	-	6,978	12	473	6,288	217	-	-	6,990	(3,304)	2007		40	yrs.
Industrial/Logistics Building - Windsor	-	(a)	16	-	10,017	16	2,364	6,917	736	-	-	10,033	(2,303)	2017		40	yrs.
Industrial/Logistics Building - Windsor	13,010		26	-	15,556	26	3,357	11,087	1,112	-	-	15,582	(2,578)	2018		40	yrs.
Industrial/Logistics Building - Windsor	-		20	-	20,480	20	2,947	16,279	1,249	5	-	20,500	(263)	2022		40	yrs.

PA Industrial/Logistics Properties
Industrial/Logistics Building - Breinigsville	13,879		832	4,599	-	832	349	4,029	221	-	-	5,431	(2,175)	2006	2010	40	yrs.
Industrial/Logistics Building - Allentown	-	(a)	2,344	-	9,799	2,344	3,039	5,902	858	-	-	12,143	(1,690)	2018		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	-	(b)	1,351	-	15,727	1,351	1,402	13,075	1,250	-	-	17,078	(5,082)	2014		40	yrs.
Industrial/Logistics Building - Lower Nazareth Township	-	(b)	721	-	11,359	721	1,446	9,068	845	-	-	12,080	(4,355)	2012		40	yrs.
Industrial/Logistics Building - Hanover Township	-	(b)	3,620	-	17,085	3,620	4,632	10,353	2,100	-	-	20,705	(4,742)	2016		40	yrs.
Industrial/Logistics Building - Hanover Township	-	(b)	4,022	-	16,661	4,022	4,045	11,185	1,431	-	-	20,683	(5,241)	2015		40	yrs.
Industrial/Logistics Building - Allentown	-	(b)	2,163	10,728	445	2,163	426	10,204	132	411	-	13,336	(465)	1982	2021	40	yrs.
Industrial/Logistics Building - Allentown	-		2,226	-	12,560	2,226	4,509	7,779	-	272	-	14,786	(265)	2022		40	yrs.

NC Industrial/Logistics Property
Industrial/Logistics Building - Concord	10,919		1,600	15,189	325	1,600	1,598	13,042	874	-	-	17,114	(3,409)	2015	2017	40	yrs.
Industrial/Logistics Building - Concord	-	(b)	1,412	-	10,454	1,412	2,675	6,588	1,191	-	-	11,866	(1,644)	2019		40	yrs.
Industrial/Logistics Building - Concord	-	(b)	1,304	-	9,624	1,304	2,461	6,265	898	-	-	10,928	(1,065)	2019		40	yrs.
Industrial/Logistics Building - Charlotte	-	(b)	4,606	37,074	1,861	4,606	4,182	33,947	806	-	-	43,541	(1,915)	2020	2021	40	yrs.
Industrial/Logistics Building - Charlotte	-		5,714	-	33,626	5,714	17,219	12,872	3,535	-	-	39,340	(1,707)	2021		40	yrs.
Industrial/Logistics Building - Charlotte	-	(b)	1,197	13,028	5	1,197	676	12,337	20	-	-	14,230	(489)	2000	2021	40	yrs.
Industrial/Logistics Building - Rock Hill, SC	-	(b)	1,469	22,558	606	1,469	330	22,228	-	606		24,633	(524)	2019	2022	40	yrs.

S-109

					Cost Capitalized	Gross Amount
			Initial Cost		Subsequent	at December 31, 2022
				Bldg. &	to Acquisition		Land	Bldg. & Bldg.	Tenant	Construction	Development			Accumulated	Date of	Date of	Depr.
Description	Encumbrances		Land	Improve.	Improvements	Land	Improvements	Improvements	Improvements	in Progress	Costs	Total		Depreciation	Construction	Acquisition	Life

SC Industrial/Logistics Property
Industrial/Logistics Building - North Charleston	-	(b)	3,166	24,372	1,276	3,166	4,288	20,868	492	-	-	28,814		(892)	2019	2021	40	yrs.

FL Industrial/Logistics Property
Industrial/Logistics Building - Orlando	6,007		1,150	8,204	-	1,150	833	6,517	854	-	-	9,354		(1,241)	1973	2019	40	yrs.
Industrial/Logistics Building - Orlando	4,778		1,555	6,386	-	1,555	390	5,268	728	-	-	7,941		(895)	1985	2020	40	yrs.
Industrial/Logistics Building - Orlando	-	(b)	1,407	5,675	15	1,407	588	4,823	264	15	-	7,097		(701)	1997	2020	40	yrs.
Industrial/Logistics Building - Lakeland	-	(b)	2,369	15,169	-	2,369	2,833	12,288	48	-	-	17,538		(661)	2007	2021	40	yrs.
Industrial/Logistics Building - Orlando	-		2,828	11,511	-	2,828	213	11,192	106	-	-	14,339		(180)	1963	2022	40	yrs.
Industrial/Logistics Building - Boynton Beach	-		2,346	5,911	-	2,346	175	5,696	40	-	-	8,257		(90)	1996	2022	40	yrs.
Industrial/Logistics Building - Boynton Beach	-		1,673	6,556	-	1,673	194	6,318	44	-	-	8,229		(100)	1996	2022	40	yrs.
Industrial/Logistics Building - Orlando	-		2,867	-	7,654	2,867	1,840	5,814	-	-	-	10,521		(74)	2022		40	yrs.
Industrial/Logistics Building - Orlando	-		2,791	-	8,699	2,791	1,829	6,012	-	858	-	11,490		(75)	2022		40	yrs.

Other
Undeveloped land - New England Tradeport	-		693	-	1,014	693	99	-	-	-	915	1,707		(80)
Undeveloped land - Griffin Center/Griffin Center South	-		348	-	921	348	22	-	-	-	899	1,269		(21)
Undeveloped land - Phoenix Crossing	-		48	-	1,409	48	-	-	-	-	1,409	1,457		-
Undeveloped land - Other	-		613	-	2,101	613	691	-	-	911	499	2,714		(524)
Undeveloped land - American Parkway	-		4,229	-	8,271	4,229	-	-	-	8,271	-	12,500		-
Undeveloped land - Lehigh County, PA	-		6,614	-	-	6,614	-	-	-	-	-	6,614		-
Undeveloped land - Rock Hill, SC	-		1,121	-	10,070	1,121	-	-	-	10,070	-	11,191		-
	$80,732		$71,148	$189,880	$326,852	$71,148	$78,974	$379,864	$32,753	$21,419	$3,722	$587,880	(c)	$(98,219)
●	(a) Building included in mortgage listed on the above line.
●	(b) Buildings included as collateral for a credit facility including a $100,000 revolving line of credit and $150,000 delayed draw term loan.

(c) As of December 31, 2022, the aggregate cost for Federal income tax purposes is $533,595.

S-110

Schedule III – Real Estate and Accumulated Depreciation (Continued)

(dollars in thousands)

Year ended December 31, 2022

	Cost	Reserve
Balance at beginning of year	$472,636	$(84,989)
Changes during the year:
Additions to real estate assets	120,225	—
Additions to reserve charged to costs and expense	—	(16,216)
Reclassification to real estate held for sale	(1,020)	207
Reclassification to property, plant and equipment	(1,182)	—
Writeoff of fully depreciated assets	(2,779)	2,779
Balance at end of year	$587,880	$(98,219)

Year ended December 31, 2021

	Cost	Reserve
Balance at beginning of year	$346,861	$(111,052)
Changes during the year:
Additions to real estate assets	176,209	—
Additions to reserve charged to costs and expense	—	(12,779)
Reclassification to real estate held for sale	(27,463)	18,871
Impairment loss	(3,000)	—
Writeoff of fully depreciated assets	(19,971)	19,971
Balance at end of year	$472,636	$(84,989)

S-111