Form 10-K/A
period 2022-12-31
INDUS REALTY TRUST, INC.
filed 2023-04-28
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of February 24, 2023, 10,194,445 shares of common stock were outstanding.

Auditor Name	Auditor Location	Audit Firm ID
RSM US LLP	Hartford, Connecticut	PCAOB ID: 49

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 of INDUS Realty Trust, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Original Form 10-K”). This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (the “2023 Proxy Statement”) for our 2023 Annual Meeting of Stockholders (the “2022 Annual Meeting”). We no longer expect that the definitive proxy statement for our 2023 Annual Meeting will be filed within 120 days of December 31, 2022. Accordingly, this Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to remove the statement that information is being incorporated by reference from the 2023 Proxy Statement. Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC. Unless the context requires otherwise, all references to “Company,” “INDUS,” “we,” “our,” and “us” mean INDUS Realty Trust, Inc., a Maryland corporation, and its consolidated subsidiaries.

INDUS REALTY TRUST, INC.

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical descriptions set forth certain information with respect to the Company’s current directors, based upon information furnished by each director. Following biographical information for each director, we have provided information regarding the specific experience, qualifications, attributes, or skills that have led us to determine that he or she should serve as a director on our Board of Directors.

■ ■	■ Chair) ■ ■
David R. Bechtel Independent Director ■ Age: 55 ■ Director Since: 2016

Founder and managing member of Outpost Capital Management LLC, an investment management firm, from 2001; Principal of Barrow Street Holdings LLC, an investment management firm, from 2012-2020; and founder and manager of GP Management LLC, a real estate management and development firm, since January 2011.

Mr. Bechtel has many years of general business experience and expertise as a managing member, principal, and head of finance of financial services and natural resource companies that provide valuable contributions to the Board.

Committees:

■
Audit Committee (Chair)
■
Compensation and Human Capital Committee
■
Nominating and Corporate Governance Committee

Frederick M. Danziger (1) Director ■ Age: 83 ■ Director Since: 1997

Chairman of the Board of Directors of INDUS from June 2019 through March 2020 and, prior to resigning as an employee of INDUS, Executive Chairman of the Board of Directors from 2016 through June 2019; Chairman of the Board of Directors and Chief Executive Officer of INDUS from May 2012 through December 2015; and President and Chief Executive Officer of INDUS from April 1997 through May 2012.

Mr. Danziger’s background as a lawyer, his knowledge and experience as the former President and Chief Executive Officer of INDUS, and his extensive experience and knowledge with respect to real estate and real estate financing provides a unique perspective to the Board.

Also has served as a Director of the Following Corporations During the Past Five Years:

■
Monro, Inc. (NASDAQ: MNRO)
■
Bloomingdale Properties, Inc.

Gordon F. DuGan Chairman of the Board; Director ■ Age: 56 ■ Director Since: 2020

Co-Founder and Executive Chairman of Blackbrook Capital Limited, a European-focused property investor specializing in sale-leasebacks and build-to-suit investments in industrial assets, since February 2020; Chairman of NewLake Capital Partners, Inc. (NASDAQ: NLCP), a REIT that provides sale-leaseback and construction financing to companies operating in the cannabis industry, since June 2019; Chief Executive Officer of Gramercy Property Trust (NYSE: GPT), an industrial-focused REIT from June 2012 to October 2018; and Chief Executive Officer of W.P. Carey & Co. (NYSE: WPC), from 2005 to 2010.

Mr. DuGan brings to the Board extensive experience and knowledge with respect to the industrial real estate sector and the capital markets.

Also has served as a Director of the Following Corporations During the Past Five Years:

■
New Lake Capital Partners, Inc. (NASDAQ: NLCP)
■
Gramercy Property Trust

■ ■
Michael S. Gamzon (1) President & Chief Executive Officer; Director ■ Age: 53 ■ Director Since: 2016

Director, President and Chief Executive Officer of INDUS since January 2016; President and Chief Operating Officer of INDUS from May 2012 through December 2015; Chief Operating Officer of INDUS from September 2010 to January 2016; Executive Vice President of INDUS from September 2010 to May 2012; and Vice President of INDUS from January 2008 through August 2010.

Mr. Gamzon’s experience and knowledge with respect to real estate activities in his capacity as President & Chief Executive Officer of INDUS, provides a unique perspective to the Board.

Jonathan P. May Independent Director ■ Age: 56 ■ Director Since: 2012

Founder and co-managing partner of Floresta Ventures, LLC, an advisory firm to restaurant and retail companies, since March 2016; Executive Director of Natural Capital Partners (formerly known as The CarbonNeutral Company), a private company that is a leading provider of carbon reduction programs for corporations, since September 2015; Chief Operating Officer and Chief Financial Officer and a Director of The CarbonNeutral Company from 2008 through September 2015; and Founder and Managing Director of Catalytic Capital, LLC from 2004 to 2008. Before co-founding Catalytic Capital, Mr. May was Senior Vice President of Corporate Development for Triarc Companies, Inc. where he was responsible for merger identification and execution, corporate finance, and strategic planning. Mr. May also served as Chief Executive Officer of Arby’s, Inc. from 1999 to 2001, where he managed the growth of 3,400 restaurants comprising $2.5 billion of global system-wide sales.

Committees:

■
Audit Committee
■
Compensation and Human Capital Committee
■
Nominating and Corporate Governance Committee (Chair)
■
Sustainability Committee

Also has served as a Director of the Following Corporations During the Past Five Years:

■
Columbia Care, Inc. (CCHW)

Molly North Independent Director ■ Age: 47 ■ Director Since: 2020

President & Chief Executive Officer of Al. Neyer Corporation (“Al. Neyer”), a real estate development firm, since April 2015; and Chief Financial Officer of Al. Neyer from July 2012 through March 2015.

Ms. North’s background in commercial real estate development and experience with a design-build construction firm that focuses on select geographical markets provides a unique insight to the Board. Additionally, the Board believes that Ms. North positively contributes to the Board’s overall diversity.

The Board has determined that Ms. North qualifies as an “Audit Committee Financial Expert” as defined under the applicable rules established by the Securities and Exchange Commission (SEC).

Committees:

■
Audit Committee
■
Compensation and Human Capital Committee
■
Nominating and Corporate Governance Committee
■
Sustainability Committee (Chair)

Amy Rose Silverman Independent Director ■ Age: 56 ■ Director Since: 2019

President and Chief Executive Officer of Rose Associates, a Certified Minority and Women-owned Business (M/WBE) focused on the acquisition, development, and management of multi-family rental properties in New York City and the tri-state area.

Ms. Silverman is a recognized expert on residential real estate in New York City, is a frequent speaker at premier professional conferences and participates as a guest lecturer at The NYU Schack Institute of Real Estate and Columbia Business School. Ms. Silverman’s significant experience in design, construction, leasing and management of premier high-rise and mixed-use residential buildings provides a unique perspective to the Board. Additionally, the Board believes that Ms. Silverman positively contributes to the Board’s overall diversity.

Committees:

■
Compensation and Human Capital Committee
■
Nominating and Corporate Governance Committee
■
Sustainability Committee

Albert H. Small, Jr. Independent Director ■ Age: 66 ■ Director Since: 2009

Presently active in the development and management of several commercial and office developments in Washington D.C.; President of WCI Communities Mid Atlantic Division from March 2005 through March 2008; President of Renaissance Housing Corporation from 1984 through March 2005.

Mr. Small, Jr. has significant experience in real estate development and management which gives him unique insights into INDUS’ challenges, opportunities and operations.

Committees:

■
Compensation and Human Capital Committee (Chair)
■
Nominating and Corporate Governance Committee

Also has served as a Director of the Following Corporations During the Past Five Years:

■
United Bankshares, Inc.(NASDAQ: UBSI)

Michael J. Simanovsky Independent Director ■ Age: 39 ■ Director Since: 2022

Mr. Simanovsky is the Managing Partner and Chief Investment Officer of Conversant, a New York-based investment advisor. From 2011-2020, Mr. Simanovsky was a Partner at Senator Investment Group LP, a hedge fund, where he was responsible for the firm’s investments in the real estate, gaming & lodging and housing sectors, among others. Prior to joining Senator in March 2011, Mr. Simanovsky was an investment professional with Cerberus Capital Management, LP, where he focused on originating and evaluating investment opportunities across a wide range of industries. Prior to joining Cerberus in August 2008, Mr. Simanovsky was in the Restructuring groups of both Rothschild Inc. and Houlihan Lokey Howard & Zukin, where he focused on providing advisory services to companies undergoing financial restructuring transactions.

Also has served as a Director of the Following Corporations During the Past Five Years:

■
Quinn Residences
■
Select Dental Management LLC
■
Trade Street Residential, Inc.
■
K2 Towers REIT
■
Valet Manager Inc.

Note: Except as otherwise indicated, each director has had the same principal occupation during the past five years.

1. Michael S. Gamzon is the son-in-law of Frederick M. Danziger.

CORPORATE GOVERNANCE

Audit Committee

The Company’s Audit Committee consists of David R. Bechtel, Jonathan P. May and Molly North with Mr. Bechtel serving as Chair. The Audit Committee meets the Nasdaq composition requirements, including the requirements regarding financial literacy. The Board has determined that each member of the Audit Committee is independent under the listing standards of Nasdaq and the rules of the U. S. Securities and Exchange Commission (“SEC”) regarding audit committee membership. The Board has determined that both Mr. Bechtel and Ms. North qualify as a financially sophisticated Audit Committee member under the Nasdaq rules and that Ms. North is an “audit committee financial expert’ as defined by rules of the SEC.  In addition, since January 31, 2012, the Audit Committee has engaged directly a former audit partner in a public accounting firm who is a certified public accountant with extensive experience in auditing the financial statements of public and private companies as a consultant to assist the Audit Committee to fulfill its responsibilities.

The Audit Committee approves all auditing and non-auditing services, reviews audit reports and the scope of audit by the Company’s independent registered public accountants and related matters pertaining to the preparation and examination of the Company’s financial statements. From time to time, the Audit Committee makes recommendations to the Board of Directors with respect to the foregoing matters. The Audit Committee operates under a written charter, which is publicly available in the “Governance Documents” page of the “Investors” section of the Company’s website located at www.indusrt.com.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of David R. Bechtel, Jonathan P. May, Molly North, Amy Rose Silverman and Albert H. Small, Jr. with Mr. May serving as Chairman. All five members of the Nominating and Corporate Governance Committee are independent directors under the applicable Nasdaq rules. The Nominating and Corporate Governance Committee identifies and evaluates candidates for appointment to the INDUS Board of Directors. In searching for qualified director candidates, the Board may solicit current directors and ask them to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may consult with outside advisors or retain search firms to assist in the search for qualified candidates. The Nominating and Corporate Governance Committee will also consider suggestions from stockholders for nominees for election as directors. The Nominating and Corporate Governance Committee does not have a policy on the consideration of director nominees recommended by stockholders. The Board believes such a policy is unnecessary, as the Nominating and Corporate Governance Committee will consider a nominee based on his or her qualifications, regardless of whether the nominee is recommended by stockholders. Any stockholder who wishes to recommend a candidate to the Nominating and Corporate Governance Committee for consideration as a director nominee should submit the recommendation in writing to the Secretary of INDUS by following the same procedures in the Company’s Amended and Restated Bylaws as for stockholder nominations of directors to permit the Nominating and Corporate Governance Committee to complete its review in a timely fashion.

The Nominating and Corporate Governance Committee also serves as the primary resource for the Board in evaluating issues of corporate governance. As such, the Nominating and Corporate Governance Committee makes recommendations to the Board regarding corporate governance policies and practices and oversees compliance with such policies and practices.  The Nominating and Corporate Governance Committee also oversees our Board evaluation and director self-assessment process, succession planning for the Board and senior management and our corporate responsibility practices. The Nominating and Corporate Governance Committee operates under a written charter, which is publicly available in the “Governance Documents” page of the “Investors” section of the Company’s website located at www.indusrt.com.

Compensation and Human Capital Committee

INDUS’ Compensation and Human Capital Committee consists of David R. Bechtel, Jonathan P. May, Molly North, Amy Rose Silverman and Albert H. Small, Jr., with Mr. Small, Jr. serving as Chairman. All of the members of the Compensation and Human Capital Committee are independent directors and meet the heightened independence requirements for members of the compensation committee under Nasdaq rules. The Compensation and Human Capital Committee reviews and approves the compensation of the Board, Chief Executive Officer and other executive officers of

INDUS and oversees the INDUS Realty (the “2009 Plan”) Trust, Inc. and INDUS Realty, LLC 2020 Incentive Award Plan (the “2020 Plan”), INDUS’ 2009 Stock Option Plan, INDUS’ 401(k) Savings Plan (the “INDUS 401(k) Savings Plan”) and INDUS’ non-qualified deferred compensation plan (the “Deferred Compensation Plan”).  The Compensation and Human Capital Committee also oversees the Company’s compensation strategies, programs, plans and policies.

The Compensation and Human Capital Committee oversees human capital and talent retention issues as they relate to the Company’s social initiatives and policies.  The Compensation and Human Capital Committee reviews employee turnover and diversity metrics as well as employee development, training and engagement programs. The Compensation and Human Capital Committee also reviews periodic employee surveys, studies of the Company’s pay equity, and the design and administration of comprehensive employee benefit programs, which include wellness benefits, paid time off, leave and holidays, charitable action and giving programs, health and medical benefits, education benefits and employee savings plans.

The Compensation and Human Capital Committee operates under a written charter, which is publicly available in the “Governance Documents” page of the “Investors” section of INDUS’ website located at www.indusrt.com. Under its charter, the Compensation and Human Capital Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. The Compensation and Human Capital Committee has the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it deems appropriate, including the authority to request any officer, employee or adviser of INDUS to meet with the Compensation and Human Capital Committee or any advisers engaged by the Compensation and Human Capital Committee. In addition to the foregoing and other authority expressly delegated to the Compensation and Human Capital Committee in the charter, the Compensation and Human Capital Committee may also exercise any other powers and carry out any other responsibilities consistent with the charter, the purposes of the Compensation and Human Capital Committee, INDUS’ Amended and Restated Bylaws and applicable rules of Nasdaq. The Compensation and Human Capital Committee may delegate its authority under its charter to a subcommittee as it deems appropriate from time to time.

Sustainability Committee

INDUS’ Sustainability Committee consists of Molly North, Jonathan P. May and Amy Rose Silverman with Ms. North serving as Chair. All of the members of the Sustainability Committee are independent directors under Nasdaq rules. The Sustainability Committee was formed in November 2021 and oversees INDUS’ environmental and sustainability efforts, including periodic review of environmental data collected regarding INDUS’ portfolio, climate change risk analysis and strategy, review of the Company’s Sustainable Construction & Development Policy, and review and assistance in the selection of appropriate environmental reporting and communication strategies. The Sustainability Committee will also review, on a periodic basis, the corporate responsibility practices of the Company, and will advise the Nominating and Corporate Governance Committee as well as the Compensation and Human Capital Committee as appropriate on overlapping topics tied to Environmental, Social and Governance initiatives.

The Sustainability Committee operates under a written charter, which is publicly available in the “Governance Documents” section of the “Investors” page of INDUS’ website located at www.indusrt.com. Under its charter, the Sustainability Committee has the authority to retain or obtain the advice of consultants, legal counsel and other advisors to assist in carrying out its responsibilities. The Sustainability Committee has the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it deems appropriate, including the authority to request any officer, employee or adviser of INDUS to meet with the Sustainability Committee or any advisers engaged by the Sustainability Committee. In addition to the foregoing and other authority expressly delegated to the Sustainability Committee in the charter, the Sustainability Committee may also exercise any other powers and carry out any other responsibilities consistent with the charter, the purposes of the Sustainability Committee, INDUS’ Amended and Restated Bylaws and applicable rules of Nasdaq. The Sustainability Committee may delegate its authority under its charter to a subcommittee as it deems appropriate from time to time.

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the Company’s executive compensation programs (“INDUS’ Executive Compensation Programs”) for the Company’s executive officers who are named in the “Summary Compensation Table” below.  As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

INDUS’ Executive Compensation Programs have been designed to attract, motivate and retain the management talent INDUS believes is necessary to achieve its financial and strategic goals. INDUS’ compensation programs reward each of its Named Executive Officers for team results and individual contributions.

INDUS’ Executive Compensation Programs consist of three principal elements:

1.            Base Salary;

2.            Annual Cash Incentive Compensation Program; and

3.            Equity Compensation.

INDUS’ Executive Compensation Programs consist of a mixture of base salary and incentive compensation that provides for a substantial portion of executive compensation to be “at-risk.” INDUS’ Executive Compensation Programs balance both short- and long-term goals, by encouraging executives to focus on the success of INDUS during the immediate year through annual incentive compensation programs, and to focus long term growth of INDUS through equity compensation. INDUS’ Executive Compensation Programs are consistently reviewed by the Compensation and Human Capital Committee, consisting solely of independent directors, which seeks to ensure that it provides INDUS’ Named Executive Officers with competitive pay opportunities that reflect current practices.

The Company’s named executive officers (the “Named Executive Officers”) for the fiscal year ended December 31, 2022 were as follows:

Michael S. Gamzon	Director, President and Chief Executive Officer (“CEO”) of INDUS
Jon W. Clark	Executive Vice President and Chief Financial Officer ("CFO") of INDUS
Thomas M. Lescalleet	Executive Vice President, INDUS Realty, LLC

Overview of 2022 Executive Compensation Program Philosophy and Objective

The 2022 Executive Compensation Program is designed to align INDUS’ executive compensation with the long-term success of the Company and with stockholders’ interests and to tie a significant portion of each executive’s compensation to key business objectives. The 2022 Executive Compensation Program seeks to achieve balance between (i) fixed and variable compensation, so that a substantial portion of executive compensation is subject to risk and tied to Company and individual performance; (ii) short-term and long-term incentives; and (iii) cash and equity.

To assist in evaluating its compensation practices, the Company engaged Frederic W. Cook & Co., Inc. (“FW Cook”), as its independent executive compensation adviser.  FW Cook advised the Company on a range of compensation opportunities for 2022 and provided comparative pay levels utilized by companies in the real estate business and those similar in size to INDUS.  FW Cook advised on base salary, target annual incentive bonus, target total cash compensation, target long-term incentives, and target total direct compensation.  In determining compensation opportunities for 2022, the Compensation and Human Capital Committee examined each component on both a stand-alone and aggregate basis. Using its business judgment, the Compensation and Human Capital Committee made its decisions based on comparative data, professional advice, each executive’s experience level, job performance, duties and responsibilities, the Company’s historical and expected performance and internal pay equity.

INDUS and the Compensation and Human Capital Committee considered evolving best practices in executive compensation and corporate governance and the following highlights key goals and elements included in the Company’s 2022 Executive Compensation Program (many of which were in place during the prior year):

1)	Align Pay for Performance: A substantial portion of compensation is not guaranteed and is linked to the achievement of key financial metrics.

2)	Balance Short Term and Long Term Goals: INDUS’ incentive programs provide a balance of annual and longer-term incentives, including performance metrics that measure both absolute performance (for short-term incentives) and relative performance (total stockholder returns for long-term incentives).

3)	Cap the maximum payouts: INDUS established maximum amounts that may be earned under any award of performance-based compensation for its Named Executive Officers, typically set at or below the levels of comparable peers.

4)	Stock Ownership Guidelines: INDUS’ executive officers and directors are subject to stock ownership and retention guidelines as further described below.

5)	Clawback: INDUS has a policy that requires the reimbursement of certain incentive compensation in the event of a substantial restatement of our financial results caused by intentional misconduct by senior officers of the Company as further described below.

6)	Independent Compensation Consultant: INDUS’ Compensation and Human Capital Committee utilized an independent consultant to provide guidance on a variety of executive compensation matters for 2022.

7)	Independent Compensation Committee: INDUS’ Compensation and Human Capital Committee is comprised solely of independent directors.

Practices that are specifically excluded from the executive compensation program include:

1)	No employment or severance agreements: INDUS does not have employment or severance agreements with any of its executive officers and does not guarantee annual salary increases to executive officers.

2)	No accelerated vesting upon termination: Restricted stock units under long-term equity incentives do not provide for accelerated vesting in the event of a termination of employment.

3)	No tax gross-ups and limited perquisites: INDUS does not provide any tax gross-ups for benefits or compensation received and its executive officers are provided with limited perquisites.

4)	No dividend equivalents on unvested restricted stock units: Restricted stock units and performance stock units do not receive dividend equivalents during the restricted period; accrued dividends are paid only to the extent the restricted stock units or performance stock units vest.

5)	No hedging or pledging of stock: INDUS’ executive officers and directors are expressly prohibited from entering into hedging or monetization transactions with respect to the Company’s securities and from holding the Company’s securities in margin accounts or otherwise pledging such securities.

6)	No re-pricings without stockholder approval: INDUS does not allow the re-pricing of equity awards granted under the 2020 Incentive Award Plan without the approval of stockholders.

Overview of Elements of 2022 Executive Compensation Program

Under the 2022 Executive Compensation Program, the total compensation opportunity for the Company’s Named Executive Officers in 2022 incorporates three primary components: base salary, an annual cash incentive award and a long-term equity incentive award.

Base Salary

Annual base salaries are intended to be competitive to encourage the retention and attraction of talented leadership and are based on the skills and experience of each executive and their respective role and take into account the competitive market compensation paid by other companies for similar positions. Annual base salaries represent the only fixed component of executive compensation.

Annual Incentive Compensation Program

For the 2022 Executive Compensation Program, the Compensation and Human Capital Committee established a target annual incentive award opportunity for each of the Company’s Named Executive Officers based on a review of his respective individual scope of responsibilities, experience, qualifications, individual performance and contributions to the Company.  The Compensation and Human Committee set target annual cash incentive equal to a specified percentage of annual base salary. The 2022 target cash incentive awards as a percentage of annual base salary were as follows for our Named Executive Officers: 75% of base pay for Mr. Gamzon, 50% for Mr. Clark and 65% for Mr. Lescalleet.  Each annual cash incentive award has a threshold, target and maximum goal based on corporate and individual metrics. If the threshold, target or maximum goal for a performance metric is achieved, then the performance metric will be deemed to be earned at 50%, 100% or 150%, respectively. Results below the threshold goal result in a zero payout and achievement at levels between the threshold and maximum goals are determined via linear interpolation. No more than 150% of the target award may be earned under the annual cash incentive plan.

For 2022, Company performance for the annual cash incentive award consisted of a formulaic component with two factors including adjusted cash core FFO (the “FFO Metric”) with an 85% weighting, and portfolio growth as measured by square footage added to the industrial/logistics portfolio through acquisitions and developments (the “Growth Metric”) with a 15% weighting.  We believe that using more than one factor allows the Company to capture those metrics that are within the executive’s control and provide for greater transparency of pay-for-performance linkage. We believe the FFO Metric reflects the operating performance of our portfolio on a cash basis and takes into account growth in our operating income from increased occupancy and rental rates, our ability to control building operating expenses and general and administrative expenses, and to manage the cost on any borrowings.   We also included the Growth Metric for 2022 to emphasize asset growth and broadening of the company’s operations and assets under development, which we view as important business objectives for the Company.  For 2022, 75% of the annual cash incentive award opportunities for Mr. Gamzon and Mr. Clark and Mr. Lescalleet were based on the Company’s performance.  In 2022, the FFO Metric achieved 119% of target while the Growth Metric achieved 107% of target.  The FFO Metric is calculated as net income (calculated in accordance with U.S. GAAP), excluding: (a) depreciation and amortization related to real estate, (b) gains and losses from the sale of certain real estate assets, (c) gains and losses from change in control, (d) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, (e) discontinued operations, (f) strategic transaction costs, (g) expense related to the performance of the non-qualified deferred compensation plan, (h) gains or losses on insurance recoveries and/or extinguishment of debt or derivative instruments, (i) change in fair value of financial instruments, (j) costs related to the conversion to a REIT, (k) noncash rental revenue including straight-line rents, (b) amortization of debt issuance costs, (l) noncash compensation expenses, (m) non-real estate depreciation and amortization expense, (n) tenant improvements and leasing commissions of second generation space, and (o) maintenance capital expenditures needed to maintain the Company’s existing buildings.

The annual cash incentive award also includes strategic individual goals that include both qualitative and quantitative components which includes an increased focus on ESG initiatives.  For 2022, 25% of the annual cash incentive award opportunities for Mr. Gamzon, Mr. Clark and Mr. Lescalleet were based on the individual goals.

The individual goals for our Named Executive Officers are summarized below:

Mr. Gamzon:  Mr. Gamzon’s individual 2022 goals included implementing the Company’s strategic plan, expanding the company’s industrial and logistics portfolio through acquisition and development, raising debt or equity capital to support the Company’s growth plan, divesting of non-core office/flex assets, building and managing the Company’s infrastructure and further progress on achieving the Company’s stated ESG goals and initiatives.

Mr. Clark: Mr. Clark’s 2022 individual goals include increasing the speed and efficiency of the company’s financial reporting, raising debt or equity capital to support the Company’s growth plan, evaluating and optimizing the company’s capital structure, implementation and transition to the Company’s new financial management system and recruitment of staff to further support the accounting and finance functions and growth in the asset basis and further progress on achieving the Company’s stated ESG initiatives.

Mr. Lescalleet: Mr. Lescalleet’s 2022 goals include leasing up existing vacancies and maintaining high occupancy in INDUS’s portfolio, increasing visibility across all of INDUS’s markets, divestiture of non-core office/flex assets and land, identifying development opportunities on existing land in CT, finalizing the main office relocation, and further delivering on the Company’s ESG initiatives.

The amounts accrued under the INDUS Annual Cash Incentive Plan, for each of the Named Executive Officers are shown in the following table. The amounts in the table below reflect performance against the FFO Metric and Growth Metric’s incentive plan component and the individual performance goals with the individual cash percentage representing the actual cash bonus as a percentage of a 100% bonus achievement:

	Amount Earned
	Based on Actual Level	Individual
Named Executive Officer	of Achievement	Cash %
Michael S. Gamzon	$421,200	118%
Jon W. Clark	$198,100	118%
Thomas M. Lescalleet	$223,300	115%

Equity Compensation

The Company seeks to provide long-term incentive compensation through the grant of stock awards to INDUS’ executives on an annual basis.  The objective of these stock awards are to: (i) reward achievement over a multi-year period; (ii)  align the interests of executives with stockholders by focusing on the creation of value through the growth in INDUS’ stock price over time; and (iii) provide a retention mechanism through multi-year vesting.  Such long-term equity incentive (“LTIP”) awards in 2022 were granted 50% in the form of RSUs and 50% in the form of performance stock units (“PSUs”).

Performance Stock Units. PSU awards granted to Named Executive Officers generally vest after three years, if and to the extent certain performance goals are met, with up to 200% payout upon achievement of maximum performance. The performance goals are based on the Company’s relative total stockholder return (“rTSR”) compared to two indices over a three-year measurement period.  The two indices are the NAREIT FTSE Industrial Index (as adjusted to exclude those companies principally focused on highly specialized end uses such as cold storage or the cannabis industry) and the MSCI REIT US Equity Index (the NAREIT FTSE Industrial Index and the MSCI REIT US Equity Index, collectively, the “Indices”).  If the threshold performance level is achieved, which equals the 25th percentile of performance as compared to the Indices, 50% of the PSUs shall vest. If the target performance level is achieved, which equals the 50th percentile of performance as compared to the Indices, all of the PSUs shall vest. If the maximum performance level is achieved, the 75th percentile of performance as compared to the Indices, 200% of the PSUs shall vest. If the Company’s rTSR performance is between either the threshold, target or maximum levels, the percentage of PSUs that vest shall be determined by linear interpolation. During the vesting period, PSUs accumulate dividend equivalents, which are deemed reinvested in additional vested PSUs based on the closing price of the Company’s common stock on the dividend payment dates. When the original PSUs vest, the original PSU and the PSUs acquired through corresponding dividend equivalents are converted to shares of the Company’s common stock and paid to participants.

Time-Based Restricted Stock Units: RSU awards granted to Named Executive Officers generally vest in equal annual installments on the first three anniversaries of the grant date, provided the Named Executive Officer remains employed with the Company on such vesting date.  During the vesting period, RSUs accumulate dividend equivalents, which are deemed reinvested in additional vested RSUs based upon the closing price of the Company’s common stock on the dividend payment dates.  When the original RSUs vest, the original RSU and the RSUs acquired though corresponding dividend equivalents are converted to shares of the Company’s common stock and paid to participants.

The Compensation and Human Capital Committee oversees the grants of long-term incentives on an annual basis and at any other times that may be warranted.  The Compensation and Human Capital Committee determines the grant amounts based on the executive’s level of responsibility within the Company, internal contributions to the Company and its long-term performance, and external competitive compensation data.  In 2022, the long-term incentive compensation awards for our Named Executive Officers were as follows:

			Time-Based
		Performance	Restricted
Executive Officer	Date of Grant	Stock Units	Stock Units
Michael S. Gamzon	March 2, 2022	3,131	3,130
Jon W. Clark	March 2, 2022	659	659
Thomas M. Lescalleet	March 2, 2022	857	857

Treatment of the Equity Compensation in Connection with the Merger

In connection with, and subject to, the consummation of the Merger, the outstanding equity awards held by our Named Executive Officers will be subject to the following treatment pursuant to the terms of the Merger Agreement:

●	Each outstanding and unexpired option, RSU and PSU will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying such option, RSU or PSU (for the PSUs, determined assuming that the applicable performance goals have been deemed to be achieved at the greater of “target” and “actual” levels of performance as of the merger effective time), as applicable, immediately prior to the merger effective time, by an amount equal to the merger consideration (and for the options, less the per share exercise price of such option), less any applicable withholding taxes.

●	Payments in respect of each (a) outstanding option and RSU that (i) is vested as of immediately prior to the merger effective time, (ii) which vests by its terms solely as a result of the merger or (iii) was granted prior to January 1, 2023 and (b) each PSU will be payable as soon as administratively practicable following the merger effective time. Payments in respect of all other options and RSUs will be paid following the dates on which the corresponding option or RSU would have vested, subject to continued employment through such date.

Other Compensation Programs and Policies

Retirement Plans. INDUS sponsors the INDUS 401(k) Savings Plan, pursuant to which certain employees, including the Named Executive Officers, are eligible to participate. The Company makes matching contributions of 60% of the eligible employee’s contributions, up to a maximum of 5% of base salary.

Deferred Compensation.  INDUS maintains a Deferred Compensation Plan for certain of its employees, including the Named Executive Officers, who, due to Internal Revenue Service regulations, could not take full advantage of the INDUS 401(k) Savings Plan. The Deferred Compensation Plan is unfunded, with benefits to be paid from the Company’s assets.  Distributions from the Deferred Compensation Plan generally may occur at termination of employment, change in control and/or at the time of qualifying hardship events.   Effective January 1, 2022, INDUS closed the Deferred Compensation Plan to any further contributions.  The Deferred Compensation Plan is expected to be terminated in connection with the Merger and the Named Executive Officers will be entitled to pay out of their accounts in connection with such termination.

Perquisites and Other Benefits. The Compensation and Human Capital Committee annually reviews the perquisites that senior management receive. The Named Executive Officers participate in the Company’s medical insurance and life insurance plans on the same terms as other employees which include matching employee’s contributions to Health Savings Account up to $1,200 annually and reimbursing up to $500 annually for wellness programs. INDUS does not provide its executive officers reimbursement for automobiles, country clubs, financial planning or other perquisites of a similar nature.

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

Summary Compensation Table

The Company changed its fiscal year end from November 30 to December 31, effective for the fiscal year that started on January 1, 2021, and ended on December 31, 2021. As a result of the change in fiscal year, the following table presents information regarding compensation of each of the Company’s Named Executive Officers for services rendered during fiscal years ended November 30, 2020, the “stub period” between December 1, 2020 and December 31, 2020 (“SP 2020”) and the fiscal years ended December 31, 2021 and 2022:

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)		($)
Michael S. Gamzon	2022	$475,414	$—	$480,306	$421,200	$14,086	(2)	$1,391,006
President and Chief	2021	$474,725	$—	$507,671	$416,813	$14,522		$1,413,731
Executive Officer of INDUS	SP 2020	$63,058	$—	$—	$—	$1,932		$64,990
	2020	$545,098	$50,000	$—	$174,200	$16,633		$785,931

Jon W. Clark (3)	2022	$335,000	$—	$101,120	$198,100	$13,655	(4)	$647,875
Executive Vice President	2021	$110,000	$—	$—	$—	$91		$110,091
Chief Financial Officer	SP 2020	$—	$—	$—	$—	$—		$—
of INDUS	2020	$—	$—	$—	$—	$—		$—

Thomas M. Lescalleet	2022	$300,500	$—	$131,492	$223,300	$13,972	(5)	$669,264
Executive Vice President,	2021	$295,046	$—	$164,512	$201,072	$9,122		$669,752
INDUS Realty, LLC	SP 2020	$33,049	$—	$—	$—	$1,012		$34,061
	2020	$282,407	$—	$—	$195,000	$12,048		$489,455

(1)	Amounts reflect the aggregate grant date fair value of each award as determined under FASB ASC Topic 718. Please see the discussion of stock awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of INDUS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 6, 2023. Total amounts reflected will only vest after a certain period of time for restricted stock units and only upon achievement of sufficient future performance for performance stock units and do not necessarily reflect the amounts that will actually be recognized under the respective award. In connection with, and subject to, the consummation of the Merger, the stock awards will be cancelled and converted into the right to receive an amount in cash. Please see “Equity Compensation – Treatment of the Equity Compensation in Connection with the Mergers” below for details. Please see the Outstanding Equity Awards at Year-End table below for additional information on stock awards. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of the Form 10-K in Note 7 to Consolidated Financial Statements.
(2)	In 2022, represents life insurance premium of $272, matching contributions related to the INDUS 401(k) Savings Plan of $12,200, matching contributions to the Health Savings Account of $1,200 and a payment of $414 related to the Wellness Reimbursement Program.
(3)	Mr. Clark’s employment began on September 1, 2021.
(4)	In 2022, represents life insurance premium of $272, matching contributions related to the INDUS 401(k) Savings Plan of $12,183, and matching contributions to the Health Savings Account of $1,200.
(5)	In 2022 represents life insurance premium of $272, matching contributions related to the INDUS 401(k) Savings Plan of $12,200, matching contributions to the Health Savings Account of $1,200 and a payment of $500 related to the Wellness Reimbursement Program.

Outstanding Equity Awards at Year-End

The following table presents information with respect to each unexercised stock option and stock award held by the Company’s Named Executive Officers as of December 31, 2022. There were no other outstanding equity awards as of December 31, 2022.

	Outstanding Equity Awards at Year End
	Option Awards (1)				Stock Awards
								Equity		Equity
								Incentive		Incentive
	Number of	Number of						Plan Awards:		Plan Awards:
	Securities	Securities			Number of		Market Value	Number		Market
	Underlying	Underlying			Units of		of Units of	of Unearned		Value of
	Unexercised	Unexercised	Option		Stock That		Stock That	Shares That		Unearned
	Options	Options	Exercise	Option	Have Not		Have Not	Have Not		Shares That
	(#)	(#)	Price	Expiration	Vested		Vested	Vested		Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($) (2)	(#)		($) (2)
Michael S. Gamzon	56,216	—	$26.89	5/13/2026	2,417	(3)	$153,455	3,626	(4)	$230,215
					3,130	(5)	$198,724	6,262	(4)	397,574

Jon W. Clark	—	—			659		$41,840	1,318	(4)	$83,680

Thomas M. Lescalleet	5,000	—	$26.89	5/13/2026	806	(3)	$51,173	1,209	(4)	$76,759
					857	(5)	$54,411	1,714	(4)	$108,822
(1)	Stock options issued to Named Executive Officers vest in equal installments on the third, fourth and fifth anniversaries from the date of grant (which is ten years prior to the applicable option expiration date). In connection with, and subject to, the consummation of Merger, such stock options will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying such option immediately prior to the merger effective time, by an amount equal to the merger consideration (less the per share exercise price of such option), less any applicable withholding taxes.

(2)	The amounts presented in these columns have been calculated based upon the closing price of the Company’s common stock on December 31, 2022, which was $63.49.
(3)	The RSUs vest in three equal installments on the anniversary of the date of grant, which was February 1, 2021. In connection with, and subject to, the consummation of Merger, such RSUS will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying such RSU immediately prior to the merger effective time, by an amount equal to the merger consideration, less any applicable withholding taxes.
(4)	Based on performance through December 31, 2022, for the performance stock units granted in 2021, the Company has exceeded threshold, but not target performance in respect of such performance stock units. As such, this amount includes the number of shares of the Company’s common stock that would be received under such performance stock units upon the achievement of target performance, or the 50th percentile with respect to the Company’s rTSR (as defined below) performance as compared to the Indices (as defined below). Additional shares may be received upon the achievement of a higher Company rTSR performance. Based on performance through December 31, 2022, for the performance stock units granted in 2022, the Company has exceeded target, but not maximum performance in respect of such performance stock units. As such, this amount includes the number of shares of the Company’s common stock that would be received under such performance stock units upon the achievement of maximum performance, or the 75th percentile with respect to the Company’s rTSR performance as compared to the Indices. In connection with, and subject to, the consummation of Merger, such performance stock units will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying performance stock unit (determined assuming that the applicable performance goals have been deemed to be achieved at the greater of “target” and “actual” levels of performance as of the merger effective time), as applicable immediately prior to the merger effective time, by an amount equal to the merger consideration, less any applicable withholding taxes.
(5)	The RSUs vest in three equal installments on the anniversary of the date of grant, which was March 2, 2022. In connection with, and subject to, the consummation of Merger, such RSUS will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying such RSU immediately prior to the merger effective time, by an amount equal to the merger consideration, less any applicable withholding taxes.

Pay versus Performance

The following tables and discussion summarize the relationship between the compensation actually paid, calculated in accordance with Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K regarding the “compensation actually paid” (as defined in Item 402(v) of Regulation S-K, the “CAP”) to the Principal Executive Officer (“PEO”), Michael S. Gamzon, and to the Non-PEO NEOs (on an average basis).

2022 Pay Versus Performance Table

			Average
			Summary		Value of
			Compensation	Average	Initial Fixed
	Summary		Table Total for	Compensation	$100
	Compensation	Compensation	Non-PEO	Actually Paid to	Investment
	Table Total for	Actually Paid	Named Executive	Non-PEO Named	Based on Total
	PEO (1)	to PEO (2)	Officers (3)	Executive Officers (4)	Shareholder	Net Income
Year	($)	($)	($)	($)	Return	($) (in thousands)
2022	$1,391,006	$1,337,607	$658,570	$561,956	$106.57	$6,110
2021	$1,413,731	$1,300,755	$664,538	$583,806	$134.70	$14,144
(1)	The amounts shown in this column are the “Total” compensation amounts reported in the Summary Compensation Table (“SCT”) for the Company’s PEO for each corresponding year.
(2)	The amounts shown in this column represent the CAP paid to the Company’s PEO for each corresponding year. The adjustments made to the PEO’s total compensation as set forth in the SCT to determine the CAP as set forth below:

	Year
	2022	2021
Total Compensation Reported in SCT	$1,391,006	$1,413,731
Less: Fair Value of Stock Awards Granted during Year at Date of Grant Reported in SCT	$(480,306)	$(507,671)
Plus: Fair Value at Year-end of Stock Awards Granted during Year that remain Unvested at Year-end, determined at Year-end	$494,345	$408,000
Less: Change in Fair Value from the end of the Prior Year to the end of the Covered Year for Stock Awards Made in a Prior Year that remain unvested at Year-end, determined as of Year-end	$(62,120)	$—
Less: Change in Fair Value from the end of the Prior Year to the Vesting Date for Stock Awards Made in a Prior Year that Vested during the Covered Year	$(5,318)	$(13,305)
Plus: Dividends or Other Earnings Paid paid on Stock Awards in the Year Shown prior to the Vesting Date not otherwise included in Total Compensation	$—	$—
Compensation Actually Paid	$1,337,607	$1,300,755

(3)	The amounts shown in the column are the average of the “Total” compensation amounts reported in the SCT for each of the Non-PEO NEOs for each corresponding year. The Non-PEO NEOs included in the calculation for 2022 are Jon W. Clark and Thomas M. Lescalleet. The Non-PEO NEOs included in the calculation for 2021 are Anthony J. Galici, our former Chief Financial Officer, and Thomas M. Lescalleet. Mr. Galici resigned from his role as Executive Vice President and CFO as of December 31, 2021.
(4)	The amounts shown in this column represent the average CAP paid to the Company’s two Non-PEO NEOs for each corresponding year. The adjustments made to the Non-PEO NEOs total compensation as set forth in the SCT to determine the average CAP are set forth below:

	Year
	2022	2021
Average Total Compensation Reported in SCT	$658,570	$664,538
Less: Average Fair Value of Stock Awards Granted during Year at Date of Grant Reported in SCT	$(116,306)	$(164,512)
Plus: Fair Value at Year-end of Stock Awards Granted during the Covered Year that remain Unvested at Year-end, determined as of Year-end	$119,698	$135,962
Less: Change in Fair Value from the end of the Prior Year to the end of the Covered Year for Stock Awards Made in a Prior Year that remain unvested at Year-end, determined as of Year-end	$(98,235)	$—
Less: Change in Fair Value from the end of the Prior Year to the Vesting Date for Stock Awards Made in a Prior Year that Vested during the Covered Year	$(1,771)	$(1,483)
Plus: Average Dividends or Other Earnings Paid on Stock Awards in the Year Shown prior to the Vesting Date not otherwise included in Total Compensation	$—	$—
Less: Fair Value of Stock Awards Granted in a Prior Year that were Forfeited during Covered Year, determined as of Prior Year	$—	$(50,699)
Average Compensation Actually Paid	$561,956	$583,806

Graphical Disclosure

The graphical descriptions below show the relationship of “compensation actually paid” to our PEO and non-PEOs in 2021 and 2022 to total shareholder return (“Company TSR”) and net income.

Net Income (in thousands)
Compensation Actually Paid
$1,600,000
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$-
$15,000
$13,000
$11,000
$9,000
$7,000
$5,000
$3,000
$1,000
$(1,000)
Net Income (Dollars in 000s)
$1,300,755
$14,144
$583,806
$1,337,607
$6,110
$561,959
2021
2022
Compensation Actually Paid to PEO
Average Compensation Actually Paid to Non-PEO Named Executive Officers

Additional Information Regarding the Pay Versus Performance Table

The disclosure above is provided on accordance with Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K. Nonetheless, as described in greater detail in “Overview of 2022 Executive Compensation Program Philosophy and Objective” section above, the executive compensation program is intended to motivate our executives to achieve short-term and long-term objectives and build sustainable long-term value for our Company. We believe the compensation actually paid in each of the years reported above and over the cumulative period for our PEO is reflective of the Compensation and Human Capital Committee’s emphasis on “pay-for-performance” as the compensation actually paid fluctuated, primarily due to our levels of achievement against pre-established performance goals under our annual and long-term incentive plans, none of which were based on Company TSR or net income. In particular, net income includes gain on sales of real estate and equipment of $2,706 and $24,758 for the year ended December 31, 2022 and 2021 respectively, which were not part of pre-established performance goals for either year.

Director Compensation

The following table represents information regarding the compensation paid during 2022 to members of the Company’s Board of Directors who are not also employees (the “Non-Employee Directors”). The compensation paid to Mr. Gamzon is presented below in the Summary Compensation Table and the related narrative disclosure included in the “Executive Officer Compensation” section. Mr. Gamzon did not receive compensation related to his activity as a member of the Board of Directors. In accordance with the terms of an agreement between the Company and Mr. Simanovsky, Mr. Simanovsky did not receive any compensation, other than the customary reimbursement of expenses as applicable to all other Company directors in connection with serving on the Board.

	Fees
	Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
David R. Bechtel	$68,750	$45,000	$113,750
Frederick M. Danziger	$45,000	$45,000	$90,000
Gordon F. DuGan	$70,000	$45,000	$115,000
Jonathan P. May	$71,250	$45,000	$116,250
Molly J. North	$71,250	$45,000	$116,250
Amy Rose Silverman	$57,500	$45,000	$102,500
Albert H. Small, Jr.	$58,750	$45,000	$103,750
Michael Simanovsky	$—	$—	$—

(1)	The amount shown for stock awards reflects the grant date fair value of stock awards granted in 2022 in consideration for each member’s services on the Board of Directors. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of the Form 10-K in Note 7 of the Notes to Consolidated Financial Statements.

The following table represents the number of outstanding and unexercised stock option and stock awards held by each of the Non-Employee Directors as of December 31, 2022:

	Option Awards	Stock Awards
	Outstanding at	Outstanding at
Director	2022 Year End	2022 Year End
David R. Bechtel	6,918	1,475
Frederick M. Danziger	1,067	1,475
Gordon F. DuGan	104,762	1,475
Jonathan P. May	10,273	1,475
Molly J. North	2,552	1,475
Amy Rose Silverman	2,724	796
Albert H. Small, Jr.	10,273	1,475
Michael Simanovsky	—	—

In 2022, Non-Employee Directors received a cash retainer fee of $45,000 per year and a restricted stock unit (“RSU”) award with a grant date fair value in the amount of $45,000. The RSU awards were granted on June 14, 2022 and will vest in full on June 14, 2023, subject to continued service through the vesting date. Directors have the ability to defer the receipt of the shares subject to their RSU award upon vesting if timely elected. The Chairman of the Board of Directors (to the extent not an employee) receives an additional annual cash retainer fee of $25,000. The Chairman of the Audit Committee receives an additional annual cash retainer fee of $15,000.  The Chairman of the Compensation and Human Capital Committee receives an additional annual cash retainer fee of $10,000.  The Nominating Committee Chairman and the Sustainability Committee Chairman each receives an additional annual cash retainer fee of $7,500 per year. Audit, Compensation, Nominating and Sustainability Committee members each receive an additional annual cash retainer fee of $10,000, $5,000, $3,750 and $3,750 per year, respectively, for their service on those committees. Annual cash retainer fees are paid in quarterly installments in arrears.

In connection with, and subject to, the consummation of the Merger, pursuant to the Agreement and Plan of Merger, dated as of February 22, 2023, as may be amended from time to time, by and among the Company, Parent and Merger

Sub (the “Merger Agreement”), the outstanding equity awards held by our Non-Employee Directors will be subject to the following treatment pursuant to the terms of the Merger Agreement: each outstanding and unexpired option and RSU will be cancelled and converted into the right to receive an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of shares of Company common stock underlying such option or RSU, as applicable immediately prior to the merger effective time, by an amount equal to the merger consideration (and for the options, less the per share exercise price of such option), less any applicable withholding taxes. The payment in respect of each outstanding option and RSU held by a Non-Employee Director will be payable as soon as administratively practicable following the merger effective time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of Company common stock for:

●	each person known by the Company to beneficially own more than 5% of Company common stock;
●	each of the Company’s directors;
●	each of the Company’s named executive officers (“NEOs”); and
●	all of the Company’s current executive officers and directors as a group.

The Company has one class of common stock. The number of shares beneficially owned by each stockholder is based on shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership and voting power is based on 10,195,206 shares of Company common stock outstanding as of April 10, 2023. In computing the number and the percentage ownership and voting power of a stockholder, rights to acquire shares of Company common stock as of April 10, 2023 or within 60 days of April 10, 2023, including upon vesting and exercise of stock options, upon vesting of time-based restricted stock unit awards and performance-based restricted stock unit awards, are considered outstanding for that stockholder, although these shares are not considered outstanding for purposes of computing the percentage ownership or voting power of any other stockholder. Unless otherwise indicated, the address of  all listed stockholders is c/o INDUS Realty Trust, Inc., 641 Lexington Avenue,  26th Floor, New York, NY 10022. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

		Rights to	Common
		Acquire	Stock
	Shares	Shares of	Beneficial
	of Common	Common	Ownership
Name of Beneficial Owner	Stock	Stock (1)	Percentage (2)

5% or more Stockholders
Cullman and Ernst Group (3)	2,249,654	—	22.8%
CCP SBS GP, LLC et al.	1,512,432	—	14.8%
New York, NY 10152 (4)
Gabelli Funds, LLC et al.	1,082,791	—	10.6%
Gabelli Funds, LLC One Corporate Center (5)
Conversant Capital LLC et al.	1,049,088	—	10.3%
Conversant Capital LLC
New York, NY 10016 (6)
Monarch Alternative Capital LP et al.	714,000	—	7.0%
Monarch Alternative Capital LP 535 Madison Avenue
Edgar M. Cullman, Jr. (3)	110,644	7,024	1.1%
Named Executive Officers and Directors
David R. Bechtel (7)	8,714	6,918	*
Gordon F. DuGan (8)	91,771	36,621	*
Frederick M. Danziger (3) (9)	223,617	1,067	2.2%
Michael S. Gamzon (3)	149,793	56,216	1.5%
Jonathan P. May (10)	10,951	10,273	*
Molly J. North (11)	3,230	2,552	*
Amy Rose Silverman (12)	3,402	2,724	*
Albert H. Small, Jr. (13)	16,307	10,273	*
Michael Simanovsky	1,049,088	—	10.3%
Jon W. Clark (14)	1,220	—	*
Thomas M. Lescalleet (15)	5,930	5,000	*
Thomas M. Daniells (16)	153	—	*
All directors and current executive officers as a group (12 persons)	1,564,176	131,644	15.1%

*Denotes less than 1.0%.

(1)

Represents shares of Company common stock that the stockholders shown have the right to acquire as of April 10, 2023 or within 60 days thereafter, including upon vesting of restricted stock unit awards and performance-based restricted stock unit awards or upon vesting and exercise of stock options. The shares included in this column are deemed to be outstanding in calculating the percentage ownership of Company common stock of such stockholder, but are not deemed to be outstanding as to any other stockholder.

(2)

Based on 10,195,206 shares of Company common stock outstanding as of April 10, 2023. Includes shares that the stockholders shown have the right to acquire as of April 10, 2023 or within 60 days thereafter as described in footnote 1.

(3)

Based on Schedule 13D/A filed with the SEC on February 23, 2023, on behalf of the Cullman and Ernst Group, and the Company’s records. Included in the shares held by the Cullman and Ernst Group are the following:

		Shares with	Shares with
	Shares	Sole Voting and	Shared Voting
	Beneficially	Dispositive	and Dispositive
Name of Beneficial Owner	Owned	Power	Power
Cullman Jr., Edgar M.	110,644	43,231	67,413
Cullman, Susan R.	286,408	48,320	238,088
Danziger, Lucy C.	223,617	56,289	167,328
Danziger, David M.	79,978	13,338	66,640
Gamzon, Rebecca D.	152,041	10,734	141,734
Ernst, John L.	245,358	4,751	240,607
Sicher, Carolyn B.	21,796	21,796	—
Cullman, Georgina D.	9,717	9,717	—
Cullman, Elissa F.	110,644	15,109	95,535
Cullman, Samuel B.	13,831	13,831	—
Cullman III, Edgar M.	11,455	11,455	—
Danziger, Frederick M.	223,617	67,550	156,067
B Bros. Realty LLC (a)	237,882	237,882	—
Gamzon, Michael S.	152,041	78,753	73,288
Ernst, Alexandra	1,575	1,575	—
Kerns, Jessica P.	1,271	1,271	—
Estate of Louise B. Cullman (b)	7,038	7,038	—
Ernst, Margot P.(c)	7,476	—	7,476
Ernst, Matthew L.	1,474	1,271	203
Danziger, Richard M.	69,290	—	69,290
Ernst, Dorothy P.	2,725	—	2,725
Siegel, Cooper S.	203	—	203
Ernst, Jonah	203	—	203
Ernst, Odessa	203	—	203
Danziger, Sunaina L.	15,617	—	15,617
Danziger, Sameena J.	15,617	—	15,617
Gamzon, Sarah D.	14,148	—	14,148
Gamzon, Andrew B.	17,552	—	17,552
Stewart, Benjamin C.	6,100	6,100	—

(a)	Susan R. Cullman and John L. Ernst are managing members.
(b)	Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger are executors.
(c)	Excludes shares held by B Bros. Realty LLC, which may be deemed to be beneficially owned by Margot P. Ernst’s spouse, John L. Ernst, by virtue of his position as a managing member of such entity.

The Schedule 13D/A states that there is no formal agreement governing the Cullman and Ernst Group’s holding and voting of shares held by members of the Cullman and Ernst Group but that there is an informal understanding that the persons and entities included in the group will hold and vote together with respect to shares owned by each of them in each case subject to any applicable fiduciary responsibilities. None of the shares held by members of the Cullman and Ernst Group are pledged. In addition, in connection with the entry into the merger agreement governing the proposed merger of IR Merger Sub II, Inc., a Maryland corporation (“Merger Sub”) and wholly owned subsidiary of IR Parent, LLC, a Delaware limited liability company (“Parent”), with and into the Company (the “Merger”), each of Michael Gamzon, Rebecca Gamzon, Frederick M. Danziger, and Lucy C. Danziger, in their individual capacities and as trustees of certain trusts named therein (collectively, the “C&E Stockholders”) entered into separate voting agreements (the “C&E Voting Agreements”) with Parent. Each C&E Stockholder agreed, among other things, to vote certain issued and outstanding Company common stock currently beneficially owned or thereafter acquired by such C&E Stockholder, (i) in favor of (A) the approval of the Merger proposal and any other matters necessary or reasonably requested by Parent for the consummation of the merger and the other transactions contemplated thereby, and (B) the approval of an adjournment proposal or any proposal to postpone the special meeting of the stockholders of the Company to approve the Merger to a later date if there are not sufficient votes to approve the adoption of the merger agreement, and (ii) against (A) any competing proposal, alternative acquisition agreement or any of the transactions contemplated thereby, and (B) any action which would reasonably be expected to prevent, materially delay or materially adversely affect the consummation of the transactions contemplated by the merger agreement, including the Merger, in each case, subject to the limitations set forth in the C&E Voting Agreements.

(4)	The Company has received a copy of a Schedule 13D/A as filed with the SEC by Centerbridge Partners, L.P. et al., reporting ownership of these shares as of February 22, 2023. As of February 22, 2023, CPREF II AIV II — A, L.P. (“CPREF A”) reported shared voting and dispositive power with respect to 750,779 shares, CPREF II AIV II — B, L.P. (“CPREF B”) reported shared voting and dispositive power with respect to 750,778 shares, Centerbridge Partners Real Estate Fund SBS II, L.P. (“SBS II”) (SBS II and, together with CPREF A and CPREF B, the “Centerbridge Funds”) reported shared voting and dispositive power with respect to 10,875 shares, Centerbridge Partners Real Estate Associates II, L.P. (“Centerbridge”) reported shared voting and dispositive power with respect to 1,501,557 shares, CPREF II Cayman GP Ltd. (“Cayman GP”) reported shared voting and dispositive power of 1,501,557 shares, CCP SBS GP, LLC (“CCP GP”) reported shared voting and dispositive power with respect to 10,875 shares, and Jeffery Aronson reported shared voting and dispositive power with respect to 1,512,432 shares. Centerbridge is the general partner of each of CPREF A and CPREF B, and, as such, may be deemed to beneficially own the securities held by CPREF A and CPREF B. Cayman GP is the general partner of Centerbridge, and, as such, it may be deemed to beneficially own the securities held by each of CPREF II A and CPREF II B. CCP GP is the general partner of SBS II, and, as such, may be deemed to beneficially own the securities held by SBS II. Mr. Aronson, indirectly, through various intermediate entities controls each of the Centerbridge Funds, and, as such, Mr. Aronson may be deemed to beneficially own the securities held by the Centerbridge Funds.

(5)	The Company has received a copy of a Schedule 13D/A as filed with the SEC by Gabelli Funds, LLC et al., reporting ownership of these shares as of April 4, 2023. As reported in said Schedule 13D/A, Gabelli Funds, LLC reports sole voting power with respect to 39,287 of these shares and sole dispositive power with respect to 548,844 shares, GAMCO Asset Management Inc. (“GAMCO”) reports sole voting power with respect to 427,647 of these shares and sole dispositive power with respect to 433,647 of these shares, Teton Advisors, Inc. (“Teton Advisors”) reports sole voting and dispositive power with respect to 70,000 of these shares and Gabelli Foundation, Inc. (the “Foundation”) reports sole voting and dispositive power with respect to 800 of these shares and Gabelli & Company Investment Advisors, Inc. reports sole voting and dispositive power with respect to 29,500 shares. The securities have been acquired by GGCP, Inc. (“GGCP”), and certain of its direct and indirect subsidiaries, including GAMCO Investors, Inc. (“GBL”), on behalf of their investment advisory clients. Mario J. Gabelli, as the controlling stockholder, Chief Executive Officer and a director of GGCP, Chairman and Chief Executive Officer of GBL, and the controlling shareholder of Teton Advisors, is deemed to have a beneficial ownership of the shares owned beneficially by Gabelli Funds, LLC, GAMCO and Teton Advisors. For the shares held by Gabelli Funds, LLC, with respect to the 27,500 shares held by the Gabelli Capital Asset Fund, the 55,000 shares held by the Gabelli Equity Trust, the 64,157 shares held by the Gabelli Asset Fund, the 50,000 shares held by the Gabelli Value 25 Fund, Inc., the 215,500 shares held by the Gabelli Small Cap Growth Fund, the 7,200 shares held by the Gabelli Equity Income Fund and the 7,000 shares held by the Gabelli Global Small and Mid Cap Value Trust, the 35,000 shares held by the Gabelli ABC Fund, the 12,700 shares held by the Gabelli Enterprise Mergers & Acquisitions Fund, the 500 shares held by the Comstock Capital Value Fund, and the 35,000 shares held by the GDL Fund, the proxy voting committee of each such fund has taken and exercises in its sole discretion the entire voting power with respect to the shares held by such funds.

The Company has received a copy of a Schedule 13D/A as filed with the SEC by Conversant Capital LLC (“Conversant Capital”), reporting ownership of these shares as of February 22, 2023. As reported in said Schedule 13D/A, Conversant Capital reports sole voting and dispositive power with respect to 1,049,088 shares. Conversant GP Holdings LLC (“Conversant GP”) and Michael Simanovsky report shared voting and dispositive power with respect to 1,049,088 shares, CM Change Industrial LP (“CM Change”) reports shared voting and dispositive power with respect to 515,755 shares, and CM Change Industrial II LP (“CM Change II LP”) reports shared voting and dispositive power with respect to 533,333 shares. CM Change II LP also owns a warrant for 515,747 shares (the “Warrant”) that is only exercisable if the number of shares of common stock to be issued pursuant to such exercise would result in the holder beneficially owning 9.90% or less of all of the Company’s common stock outstanding at such time, so it is not reflected in the beneficial ownership table because it is not exercisable at this time. Conversant GP, Conversant Capital, and Mr. Simanovsky may be deemed to beneficially own the shares owned directly by CM Change and CM Change II. Conversant Capital, Conversant GP and Mr. Simanovsky have shared voting and dispositive power over the shares directly held by CM Change and CM Change II and the Warrant. In addition, in connection with the entry into the merger agreement governing the Merger, certain affiliates of Conversant Capital (the “Conversant Stockholders”) entered into a voting agreement with Parent (the “Conversant Voting Agreement”). Each Conversant Stockholder agreed, among other things, to vote certain issued and outstanding Company common stock currently beneficially owned or thereafter acquired by such C&E Stockholder, (i) in favor of (A) the approval of the Merger proposal and any other matters necessary or reasonably requested by Parent for the consummation of the merger and the other transactions contemplated thereby, and (B) the approval of an adjournment proposal or any proposal to postpone the special meeting of the stockholders of the Company to approve the Merger to a later date if there are not sufficient votes to approve the adoption of the merger agreement, and (ii) against (A) any competing proposal, alternative acquisition agreement or any of the transactions contemplated thereby, and (B) any action which would reasonably be expected to prevent, materially delay or materially adversely affect the consummation of the transactions contemplated by the merger agreement, including the Merger, in each case, subject to the limitations set forth in the Conversant Voting Agreement.

(6)	The Company has received a copy of a Schedule 13G as filed with the SEC by Monarch Alternative Capital LP (“Monarch”), reporting ownership of these shares as of February 13, 2023. As reported in said Schedule 13G, Monarch, MDRA GP LP (“MDRP GP”) and Monarch GP LLC (“Monarch GP”) report shared voting and dispositive power with respect to 714,000 shares. Monarch serves as an advisor to a variety of funds. MDRA GP is the general partner of Monarch. Monarch GP is general partner of MDRA GP.

(7)	Shares of Company common stock include (i) 1,118 shares held by Mr. Bechtel directly, (ii) options to acquire 6,918 shares that are vested and exercisable and (iii) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Mr. Bechtel that are subject to vesting more than 60 days after April 10, 2023.

(8)	Shares of Company common stock include (i) 54,472 shares held by Mr. DuGan directly, (ii) options to acquire 36,621 shares that are vested and exercisable and (iii) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards or 68,141 shares underlying options held by Mr. DuGan that are subject to vesting more than 60 days after April 10, 2023.

(9)	Shares of Company common stock include (i) 66,483 shares held by Mr. Danziger directly, (ii) 156,067 shares that Mr. Danziger has shared voting power with the Cullman and Ernst Group, (iii) options to acquire 1,067 shares that are vested and exercisable and (iv) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Mr. Danziger that are subject to vesting more than 60 days after April 10, 2023.

(10)	Shares of Company common stock include (i) options to acquire 10,273 shares that are vested and exercisable and (ii) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Mr. May that are subject to vesting more than 60 days after April 10, 2023.

(11)	Shares of Company common stock include (i) options to acquire 2,552 shares that are vested and exercisable and (ii) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Ms. North that are subject to vesting more than 60 days after April 10, 2023.

(12)	Shares of Company common stock include (i) 678 shares held by Ms. Silverman directly and (ii) options to acquire 2,724 shares that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Ms. Silverman that are subject to vesting more than 60 days after April 10, 2023.

(13)	Shares of Company common stock include (i) 5,356 shares held by Mr. Small directly, (ii) options to acquire 10,273 shares that are vested and exercisable and (iii) 678 shares underlying restricted stock unit awards that are vested. Does not include 795 shares of Company common stock underlying restricted stock unit awards held by Mr. Small that are subject to vesting more than 60 days after April 10, 2023.

(14)	Shares of Company common stock include (i) 1,000 shares held by Mr. Clark directly and (ii) 220 shares underlying restricted stock unit awards that are vested. Does not include 1,556 shares of Company common stock underlying restricted stock unit awards and 3,552 shares of Company common stock underlying performance-based restricted stock unit awards assuming the maximum performance level, respectively, held by Mr. Clark that are subject to vesting more than 60 days after April 10, 2023.

(15)	Shares of Company common stock include (i) 644 shares held by Mr. Lescalleet directly, (ii) options to acquire 5,000 shares that are vested and exercisable and (iii) 285 shares underlying restricted stock unit awards that are vested. Does not include 2,091 shares of Company common stock underlying restricted stock unit awards and 6,365 shares of Company common stock underlying performance- based restricted stock unit awards assuming the maximum performance level, respectively, held by Mr. Lescalleet that are subject to vesting more than 60 days after April 10, 2023.

(16)	Shares of Company common stock include 153 shares underlying restricted stock unit awards that are vested. Does not include 1,091 shares of Company common stock underlying restricted stock unit awards and 2,492 shares of Company common stock underlying performance-based restricted stock unit awards assuming the maximum performance level, respectively, held by Mr. Daniells that are subject to vesting more than 60 days after April 10, 2023.

Equity Compensation Plan Information

	Number of	Weighted Average		Number of securities
	securities to be	exercise		remaining available for future
	issued upon exercise	price of		issuance under the equity
	of outstanding	outstanding		compensation plan (excluding
	options, warrants	options, warrants		securities reflected in
Plan Category	and rights	and rights		column)
Equity compensation plan approved by security holders (1) (2)	211,702	$36.89	(3)	243,017	(4)
Equity compensation plans not approved by security holders	—	—		—
Total	211,702	$36.89		243,017

Note: There are no equity compensation plans that were not approved by security holders.

(1)	In fiscal 2020, the Company adopted the 2020 Plan and, as of the adoption of such 2020 Plan, ceased making grants or awards under the 2009 Plan.
(2)	Shares of Common Stock subject to outstanding awards under the 2009 Plan may become available for issuance under the 2020 Plan if such outstanding awards are forfeited or expire, are converted to shares of another person in connection with a recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event, or such award under the 2009 Plan is settled for cash pursuant to the terms of the 2009 Plan.

(3)	The weighted average exercise price is calculated based solely on the exercise price of the outstanding options and does not reflect shares that will be issued upon the vesting and settlement of outstanding RSUs, which have no exercise price.
(4)	Includes 243,017 shares available for future issuance under the 2020 Plan, as of December 31, 2022.

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

Board Independence

Under Nasdaq rules, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and, in the opinion of the company’s board of directors, does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Messrs. Bechtel, May, Small, Jr. and Simanovsky and Mses. North and Silverman qualified as independent directors under Nasdaq rules. The Board previously determined that former director Ardevan Yaghoubi qualified as independent under Nasdaq rules during the period in which he served on the Board. All of the members of the Audit, Compensation and Human Capital and Nominating and Corporate Governance Committees are independent directors under the applicable Nasdaq and SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees incurred by INDUS for professional services rendered by RSM US LLP (“RSM US”) for the years ended December 31, 2022 and 2021:

	2022 Fees	2021 Fees
Audit fees	$510,796	$476,200
Audit-related fees	—	243,375
Tax fees	60,951	97,755
All other fees	—	—
	$571,747	$817,330

Audit fees consist of fees incurred for professional services rendered for the audit of INDUS’ consolidated financial statements and for the review of INDUS’ interim consolidated financial statements. Audit-related fees in 2021 reflect fees for professional services rendered by RSM US in connection with INDUS’ filing of registration statements with the SEC and fees for the audit of the INDUS 401(k) Savings Plan by RSM US. Tax fees for 2022 and 2021 consist of fees incurred for professional services performed by RSM US relating to tax compliance, tax reporting and tax planning. There were no consulting or other fees paid to RSM US in 2022 or 2021.

The Audit Committee’s policy is to pre-approve all audit, audit-related, non-audit and tax services to be provided by the independent registered public accountants. During 2022 and 2021, INDUS’ Audit Committee pre-approved all audit, audit-related and tax services. The Audit Committee has considered the non-audit services provided by RSM US and determined that the services provided were compatible with maintaining the independence of RSM US.

AUDIT COMMITTEE REPORT

Membership and Role of the Audit Committee

INDUS’ Audit Committee is comprised of Mr. Bechtel, as Chairman, Mr. May and Ms. North. All members of the Audit Committee meet the Nasdaq composition requirements, including the requirements regarding financial literacy, and the Board has determined that each member is independent under the listing standards of Nasdaq and the rules of the SEC, regarding audit committee membership. The Audit Committee operates under a written charter, which is publicly available in the “Corporate Governance” section of the “Investors” section of INDUS’ website located at www.indusrt.com.  The Board has determined that Ms. North is an “Audit Committee Financial Expert” as defined by the Rules of the SEC.

The primary function of the Audit Committee is to assist INDUS’ Board with its oversight responsibilities regarding: (i) the integrity of INDUS’ financial statements; (ii) INDUS’ compliance with legal and regulatory requirements; (iii) the independent registered public accountant’s qualifications and independence; and (iv) the performance of the independent registered public accountants. The Audit Committee prepared the report required by the rules of the SEC to be included in this filing.

The Audit Committee’s powers and responsibilities include: (1) the sole authority for the appointment, compensation, retention and oversight of the independent registered public accountants; (2) the pre-approval of audit and non-audit services by the independent registered public accountants; (3) the review of independence of the independent registered public accountants; (4) the ongoing review of all related party transactions; (5) the establishment of procedures for the receipt, retention and treatment of complaints received by INDUS regarding accounting, internal accounting controls or auditing matters; (6) the regular reporting to the Board of any issues that arise with respect to the quality or integrity of INDUS’ financial statements and (7) the oversight of significant risks or exposures facing the Company.

Review of INDUS’ Audited Financial Statements for the Fiscal Year Ended December 31, 2022

The Audit Committee reviewed and discussed the audited consolidated financial statements of INDUS for the fiscal year ended December 31, 2022 with INDUS’ management. The Audit Committee discussed with RSM US, INDUS’ independent registered public accountants for the fiscal year ended December 31, 2022, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 1301 “Communications with Audit Committees.”

The Audit Committee has also received the written disclosures and the letter from RSM US required by the applicable requirements of the PCAOB regarding communications with the Audit Committee concerning independence. The Audit Committee has discussed the independence of RSM US with that firm.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board that INDUS’ audited consolidated financial statements be included in INDUS’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

Submitted By:	David R. Bechtel (Chairman)
Jonathan P. May
Molly North

The information under “Review of INDUS’ Audited Financial Statements for the Year Ended December 31, 2022” shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that INDUS specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.3	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	___	___	___	Filed herewith
31.4	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	___	___	___	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL)	___	___	___	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

Date: April 28, 2023	BY:	/s/ Michael S. Gamzon Michael S. Gamzon President and Chief Executive Officer

Date: April 28, 2023	BY:	/s/ Jon W. Clark Jon W. Clark Executive Vice President, Chief Financial Officer and Principal Accounting Officer