Form 10-Q
period 2023-03-31
INDUS REALTY TRUST, INC.
filed 2023-05-03
CIK 1037390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Number of shares of Common Stock outstanding at May 1, 2023: 10,197,968

INDUS REALTY TRUST, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDUS REALTY TRUST, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate assets at cost, net	$ 517,813	$ 489,661
Cash and cash equivalents	23,323	52,014
Restricted cash	450	358
Interest rate swap assets	4,504	6,971
Assets of discontinued operations	—	29
Other assets	45,031	47,774
Total assets	$ 591,121	$ 596,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage loans, net of debt issuance costs	$ 79,125	$ 79,653
Delayed draw term loan, net of debt issuance costs	88,787	88,713
Deferred revenue	6,332	6,741
Accounts payable and accrued liabilities	15,115	10,940
Dividends payable	1,835	1,835
Liabilities of discontinued operations	—	119
Other liabilities	12,267	11,537
Total liabilities	203,461	199,538

Stockholders' Equity
Common stock, par value $0.01 per share, 50,000,000 shares authorized, 10,195,206 and 10,192,416 shares issued and outstanding, respectively	102	102
Additional paid-in capital	401,840	401,370
Accumulated deficit	(19,098)	(11,486)
Accumulated other comprehensive income	4,816	7,283
Total stockholders' equity	387,660	397,269
Total liabilities and stockholders' equity	$ 591,121	$ 596,807

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Operations

(dollars and share count in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Rental revenue	$13,570	$11,318

Expenses:
Operating expenses of rental properties	1,213	1,098
Real estate taxes	1,842	1,477
Depreciation and amortization expense	5,110	4,156
General and administrative expenses	9,552	2,934
Total expenses	17,717	9,665

Other income (expense):
Interest expense	(1,759)	(1,519)
Investment and other income	130	21
Other expense	(1)	(3)
	(1,630)	(1,501)

(Loss) income from continuing operations	(5,777)	152

Discontinued operations:
Gain on sale of properties and equipment	—	203
Loss from discontinued operations	—	(86)
	—	117

Net (loss) income	$(5,777)	$269

(Loss) income per Common Share-Basic:
(Loss) income from continuing operations	$(0.57)	$0.02
Income from discontinued operations	$—	$0.01
Net (loss) income per common share	$(0.57)	$0.03

(Loss) income per Common Share-Diluted:
(Loss) income from continuing operations	$(0.57)	$0.02
Income from discontinued operations	$—	$0.01
Net (loss) income per common share	$(0.57)	$0.03

Weighted average shares outstanding - basic	10,194	10,185
Weighted average shares outstanding - diluted	10,194	10,421

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(5,777)	$269

Other comprehensive (loss) income:
Reclassifications included in net income	522	451
Unrealized (loss) gain on cash flow hedges	(2,989)	4,211
Total other comprehensive (loss) income	(2,467)	4,662
Total comprehensive (loss) income	$(8,244)	$4,931

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Shares of		Additional		Accumulated Other
	Common Stock	Common	Paid-in	Accumulated	Comprehensive
	Issued	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2022	10,192,416	$102	$401,370	$(11,486)	$7,283	$397,269
Equity awards issued	3,278	—	—	—	—	—
Stock-based compensation expense	—	—	503	—	—	503
Shares acquired to satisfy employee tax withholding requirements on stock awards	(488)	—	(33)	—	—	(33)
Common stock dividend, $0.18 per share	—	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	(5,777)	—	(5,777)
Total other comprehensive loss	—	—	—	—	(2,467)	(2,467)
Balance at March 31, 2023	10,195,206	$102	$401,840	$(19,098)	$4,816	$387,660

Balance at December 31, 2021	10,183,730	$102	$399,754	$(10,869)	$(2,910)	$386,077
Equity awards issued	2,698	—	—	—	—	—
Stock-based compensation expense	—	—	273	—	—	273
Shares acquired to satisfy employee tax withholding requirements on stock awards	(285)	—	(23)	—	—	(23)
Common stock dividend, $0.16 per share	—	—	—	(1,630)	—	(1,630)
Net income	—	—	—	269	—	269
Total other comprehensive income	—	—	—	—	4,662	4,662
Balance at March 31, 2022	10,186,143	$102	$400,004	$(12,230)	$1,752	$389,628

See Notes to Consolidated Financial Statements.

INDUS REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(5,777)	$269
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,110	4,396
Noncash rental revenue including straight-line rents	(724)	(983)
Stock-based compensation expense	503	273
Amortization of debt issuance costs	181	228
Gain on sales of equipment	—	(203)
Changes in assets and liabilities:
Other assets	1,531	1,051
Accounts payable and accrued liabilities	2,088	(225)
Deferred revenue	(52)	(600)
Other liabilities	826	(239)
Net cash provided by operating activities	3,686	3,967

Investing activities:
Acquisitions of land and buildings	(19,179)	(24,026)
Additions to real estate assets	(11,047)	(8,675)
Deposits on building and land acquisitions	500	(3,375)
Deferred leasing costs and other	(148)	(20)
Proceeds from sale of equipment, net of expenses	—	250
Net cash used in investing activities	(29,874)	(35,846)

Financing activities:
Dividends paid to stockholders	(1,835)	(1,629)
Principal payments on mortgage loans	(565)	(1,076)
Payment of debt issuance costs	(11)	—
Proceeds from construction loan	—	69
Net cash used in financing activities	(2,411)	(2,636)
Net decrease in cash and cash equivalents and restricted cash	(28,599)	(34,515)
Cash and cash equivalents and restricted cash at beginning of period	52,372	160,907
Cash and cash equivalents and restricted cash at end of period	$23,773	$126,392

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

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by INDUS to conduct its business in the ordinary course consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The Merger Agreement also requires INDUS to convene and hold a stockholders’ meeting for the purpose of obtaining the Stockholder Approval (as defined in the Merger Agreement). The stockholders’ meeting is scheduled for May 17, 2023.

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

As of March 31, 2023, INDUS owned 42 industrial/logistics properties aggregating approximately 6.1 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina and Florida. INDUS seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings which can serve multiple drivers of demand in the modern supply chain in the markets it targets. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, therefore, the Company sells certain non-core properties periodically over time.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Certain amounts from the prior year period have been reclassified to conform to the current presentation.

These financial statements have been prepared in conformity with the standards of accounting measurement set forth by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting” and in accordance with the accounting policies stated in INDUS’ audited consolidated financial statements for the year ended December 31, 2022 included in INDUS’ Annual Report on Form 10-K, filed with the SEC on March 6, 2023. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements appearing in that report. All adjustments, comprising only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods, have been reflected and all intercompany transactions have been eliminated.

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

Discontinued Operations

Operating results and the gain or loss on sale for a component or groups of components, whose disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, are presented as discontinued operations in the consolidated statements of operations and the assets and liabilities of the component to be disposed of are classified as held for sale. In December 2022, INDUS completed the previously announced sale of its remaining office/flex properties (the “Office/Flex Portfolio”) and fully exited its legacy investment in office properties (see Note 3). The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

In March 2022, the Company closed its landscaping division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the three months ended March 31, 2022.

2.    Fair Value

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 assets and liabilities include INDUS’ interest rate swap agreements (see Note 4). These inputs are readily available in public markets or can be derived from information available in publicly quoted markets, therefore, INDUS has categorized these derivative instruments as Level 2 within the fair value hierarchy.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following are INDUS’ financial assets and liabilities carried at fair value and measured at fair value on a recurring basis:

March 31, 2023
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$—	$4,504	$—
Interest rate swap liabilities	$—	$—	$—

December 31, 2022
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$—	$6,971	$—
Interest rate swap liabilities	$—	$—	$—

The amounts included in the consolidated financial statements for cash and cash equivalents, leasing receivables from tenants, accounts payable and accrued liabilities and interest rate swap assets approximate their fair values because of the short-term maturities of these instruments. The fair values of the interest rate swaps (used for purposes other than trading) are determined based on discounted cash flow models that incorporate the cash flows of the derivatives as well as the current Overnight Index Swap Rate and swap curve along with other market data, taking into account current interest rates and the credit worthiness of the counterparty for assets and the credit worthiness of INDUS for liabilities.

The fair values of the mortgage loans and delayed draw term loan, net of debt issuance costs, are estimated based on current rates offered to INDUS for similar debt of the same remaining maturities and, additionally, INDUS considers its credit worthiness in determining the fair value of its mortgage loans. At March 31, 2023 and December 31, 2022, the carrying values of the mortgage loans and delayed draw term loan were $167,912 and $168,366, respectively, and the fair values of the mortgage loans and delayed draw term loan were $166,571 and $166,665, respectively.

3.    Real Estate Assets and Discontinued Operations

Real estate assets consist of:

	Estimated
	Useful Lives	March 31, 2023	December 31, 2022
Land		$90,927	$71,148
Land improvements	10 to 30 years	79,071	78,974
Buildings and improvements	10 to 40 years	380,899	379,864
Tenant improvements	Shorter of useful life or terms of related lease	33,031	32,753
Construction in progress		32,748	21,419
Development costs		3,722	3,722
		620,398	587,880
Accumulated depreciation		(102,585)	(98,219)
		$517,813	$489,661

Total depreciation expense related to real estate assets was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Depreciation expense	$4,413	$3,637

On January 24, 2023, the Company closed on the purchase of approximately 11 acres of undeveloped land in the Lehigh Valley (the “Lehigh Valley Land”) that was under contract since 2021. The purchase price was $2,361, after transaction costs. The Lehigh Valley Land has the entitlements to support the construction of an approximately 90,000 square foot building.

On January 23, 2023, the Company closed on the purchase of approximately 75 acres of fully entitled land in the Orlando, Florida market (the “Orlando Land”). The purchase price was $17,418, after transaction costs. The Orlando Land has the entitlements to support the construction of three buildings totaling approximately 574,000 square feet.

On January 19, 2022, INDUS closed on the purchase of 782 Paragon Way, an approximately 217,000 square foot, fully leased building in the Charlotte, North Carolina market for $24,026, including transaction costs. INDUS determined the fair value of the assets acquired approximated the purchase price, which was allocated as follows:

Land	$1,469
Land improvements	329
Buildings and improvements	22,228
$24,026

Discontinued Operations

In December 2022, the Company completed the previously announced sale of its Office/Flex Portfolio (see Note 1). The Office/Flex Portfolio was comprised of seven buildings totaling approximately 175,000 square feet located in Bloomfield, Connecticut as well as an approximately 18,000 square foot building that is located adjacent to the Office/Flex Portfolio and was principally used for storage by INDUS’ property management group.

The loss from discontinued operations in our accompanying consolidated statement of operations is comprised of:

For the Three
Months Ended
March 31, 2022
Rental revenue	$504

Expenses:
Operating expenses of rental properties	268
Real estate taxes	82
Depreciation and amortization expense	240
Total expenses	590

Loss from discontinued operations	$(86)

In March 2022, the Company also closed its landscaping division which primarily served the Office/Flex Portfolio and recorded a gain on sale of $203 for the quarter ended March 31, 2022.

There were no assets and liabilities in discontinued operations as of March 31, 2023. As of December 31, 2022, assets and liabilities in discontinued operations consisted of:

Other assets	$29
Total assets of discontinued operations	$29

Accounts payable and accrued liabilities	$75
Other liabilities	44
Total liabilities of discontinued operations	$119

Cash flows from discontinued operations were as follows:

For the Three
Months Ended
March 31, 2022
Net cash provided by operating activities of discontinued operations	$56
Net cash provided by investing activities of discontinued operations	$26
Net cash provided by financing activities of discontinued operations	$—

4.    Mortgages Loans, Delayed Draw Term Loan and Interest Rate Swaps

INDUS’ nonrecourse mortgage loans consist of:

Mortgage loans:	March 31, 2023	December 31, 2022
3.97%, due September 1, 2027	$10,854	$10,919
4.57%, due February 1, 2028 *	16,541	16,666
3.60%, due January 2, 2030 *	5,962	6,007
3.48%, due February 1, 2030	13,774	13,879
3.50%, due July 1, 2030 *	4,743	4,778
4.33%, due August 1, 2030	15,372	15,473
4.51%, due April 1, 2034	12,921	13,010
Mortgage loans	80,167	80,732
Debt issuance costs	(1,042)	(1,079)
Mortgage loans, net of debt issuance costs	$79,125	$79,653

*Variable rate loans for which INDUS entered into interest rate swap agreements to effectively fix the interest rates on these loans to the rates reflected above.

INDUS’ weighted average interest rate on its outstanding mortgage loans and delayed draw term loan, including the effect of its interest rate swap agreements, was 4.13% as of March 31, 2023 and December 31, 2022. The Company accounts for its interest rate swap agreements as effective cash flow hedges. Amounts in accumulated other comprehensive income (“AOCI”) will be reclassified into interest expense over the term of the swap agreements to achieve fixed interest rates on each variable rate mortgage. None of the interest rate swap agreements contain any credit risk related contingent features. In the first quarter of 2023, INDUS recognized a loss, included in other comprehensive income, of $2,467 on its interest rate swap agreements. In the first quarter of 2022, INDUS recognized a gain, included in other comprehensive income, of $4,662 on its interest rate swap agreements. As of March 31, 2023, $3,133 was expected to be reclassified over the next twelve months to AOCI from interest expense. Interest income related to INDUS’ interest rate swap agreements in the first quarters of 2023 and 2022 was $522 and $451, respectively.

On April 21, 2022, INDUS entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) for a $250,000 secured credit facility (the “New Credit Facility”) (see Note 5), amending and restating the $100,000 credit facility executed on August 5, 2021 (the “Existing Credit Facility”) to include the addition of a delayed draw term loan facility (the “DDTL Facility”) of $150,000 for a term of five years, pursuant to which up to three separate draws may be made prior to April 21, 2023.

The Company made the first two of such draws under the DDTL Facility in 2022 and as of March 31, 2023, INDUS had drawn $90,000 under the DDTL Facility (see Note 5) with net debt issuance costs related to the DDTL Facility of $1,213. Subsequent to March 31, 2023, the Company made the final draw of $60,000 under the DDTL Facility (see Notes 5 and 10).

The DDTL Facility bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.15%, based on the Company’s ratio of total indebtedness to total assets. Concurrent with the closing on the DDTL Facility, the Company entered into an interest rate swap agreement to fix the interest rate on the DDTL Facility at an effective rate of 4.15%.

The following table summarizes the notional and fair values of our interest rate swaps designated as cash flow hedges at March 31, 2023 and December 31, 2022:

							Fair Value of Interest Rate
			LIBOR	SOFR	Current Notional Value		Derivative Assets/(Liabilities)
Effective	Maturity		Interest	Interest	March 31,	December 31,	March 31,	December 31,
Date	Date		Strike Rate	Strike Rate	2023	2022	2023	2022

July 1, 2022	April 21, 2027		n/a	2.933%	$ 90,000	$ 90,000	$ 2,774	$ 4,704

March 15, 2017	March 1, 2027	(a)	2.501%	n/a	10,204	10,290	378	522
February 1, 2018	February 1, 2028	(a)	2.782%	n/a	6,337	6,376	190	324

January 2, 2020	January 1, 2030		1.849%	n/a	5,962	6,007	487	621

July 1, 2020	July 1, 2030		0.942%	n/a	4,743	4,778	675	800

					$ 117,246	$ 117,451	$ 4,504	$ 6,971

(a) represents multiple interest rate swap agreements against a single mortgage

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

5.     Revolving and Delayed Draw Term Loan Facility Credit Agreement

On April 21, 2022, the Credit Agreement was amended and restated to provide for, among other things: (1) the addition of the DDTL Facility of $150,000 (see Note 4), pursuant to which up to three separate draws were permitted to be made prior to April 21, 2023, and (2) the transition from LIBOR to SOFR for floating rate borrowings for all purposes under the Credit Agreement. The DDTL Facility will mature on April 21, 2027. The New Credit Facility continues to include a $100,000 revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility was extended to April 21, 2025. The two one-year extensions at the Company’s option under the Existing Credit Facility remain in place under the New Credit Facility. The New Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the New Credit Facility by up to $250,000 in the aggregate, for a total of $500,000.

Borrowings under the New Credit Facility will continue to bear interest subject to a pricing grid for changes in the Company’s total leverage.  Based on the Company’s current leverage, the initial annual interest rates under the New Credit Facility would be (i) SOFR plus 1.20% for revolving borrowings (the same applicable margin as under the Existing Credit Facility), and (ii) SOFR plus 1.15% for term borrowings (compared with LIBOR plus 1.20% under the Existing Credit Facility). The annual interest rate under the Existing Credit Facility was one-month LIBOR plus 1.20%. As of March 31, 2023, the Company had drawn $90,000 under the DDTL Facility and subsequent to March 31, 2023, the Company made the final draw of $60,000 under the DDTL Facility (see Notes 4 and 10).

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

As of March 31, 2023, the Company was in compliance with the covenants of the New Credit Facility and based on the unencumbered properties pledged, the maximum amount available could be borrowed. In addition to the $90,000 drawn under the DDTL Facility, the New Credit Facility also secures certain unused standby letters of credit aggregating $6,822 that are related to INDUS' development activities.

6.    Stockholders’ Equity

Per Share Results

Basic and diluted per share results were based on the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(5,777)	$269

Weighted average shares outstanding for computation of basic per share results	10,194	10,185
Incremental shares from assumed exercise of stock options and warrants and the grant of restricted stock units (a)	—	236
Adjusted weighted average shares for computation of diluted per share results	10,194	10,421
(a)	Incremental shares from the assumed exercise of INDUS stock options are not included in periods where the inclusion of such shares would be anti-dilutive. The incremental shares from the assumed exercise of stock options and warrants and the grant of restricted stock units for the three months ended March 31, 2023 would have been 167.

Equity Compensation Plans

Stock Options

There were no stock options granted, exercised or forfeited in either the first quarter of 2023 or the first quarter of 2022. There were 211,702 stock options outstanding at March 31, 2023 with a weighted average exercise price of $36.89 and 220,937 stock options outstanding at March 31, 2022 with a weighted average exercise price of $36.47.

			Weighted Avg.
			Remaining
Range of Exercise Prices for	Outstanding at	Weighted Avg.	Contractual Life	Total Intrinsic
Outstanding Options	March 31, 2023	Exercise Price	(in years)	Value
$23.00 - $28.00	74,663	$26.29	3.0	$2,987
$28.00 - $32.00	14,073	$29.84	2.3	513
$32.00 - $47.00	122,966	$44.13	6.8	2,725
	211,702	$36.89	5.2	$6,225

Vested options	143,561	$32.82	4.4	$4,805

As of March 31, 2023, the unrecognized compensation expense related to unvested stock options that will be recognized during future periods is as follows:

Balance of 2023	$154
2024	$111
2025	$15

Number of option holders at March 31, 2023	14

Restricted Stock Units

A summary of restricted stock units relating to common stock (“RSUs”) awarded under the INDUS Realty, LLC 2020 Incentive Award Plan for the three months ended March 31, 2023 and 2022 is as follows:

	Time-based vesting
	March 31, 2023		March 31, 2022
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at beginning of period	22,332	$66.56	12,829	$64.43
Granted	11,692	$63.82	7,991	$76.71
Adjustment for dividends	63	$—	26	$—
Vested and distributed	(3,294)	$67.09	(2,718)	$63.15
Forfeited	—	$—	(813)	$63.15
Outstanding at end of period	30,793	$65.33	17,315	$70.26

	Performance-based vesting
	March 31, 2023		March 31, 2022
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value Weighted Avg.	Units	Value Weighted Avg.
Outstanding at beginning of period	15,054	$89.50	8,136	$78.97
Granted	11,685	$73.25	7,999	$100.19
Adjustment for dividends	43	$—	16	$—
Forfeited	—	$—	(1,219)	$79.33
Outstanding at end of period	26,782	$82.26	14,932	$90.22

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

As of March 31, 2023, the unrecognized compensation expense related to RSUs that will be recognized during future periods is as follows:

Balance of 2023	$1,084
2024	$852
2025	$418
2026	$29

Compensation expense for stock options and RSUs was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Compensation expense	$503	$273

Dividends

For the three months ended March 31, 2023, the Company’s common dividend was as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2023	March 31, 2023	April 14, 2023	$0.18

For the three months ended March 31, 2022, the Company’s common dividend was as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2022	March 31, 2022	April 15, 2022	$0.16

7.     Leases

The Company’s rental revenue reflects the leasing of industrial/logistics properties and certain land parcels. INDUS does not have any variable payment leases with its tenants. All of INDUS’ leases with its tenants are classified as operating leases.

The following is a schedule of minimum future cash rentals on the Company’s operating leases as of March 31, 2023. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases or for leases on facilities not yet in service and excludes real estate taxes and property operating expense reimbursements:

Balance of 2023	$30,509
2024	40,781
2025	37,390
2026	29,903
2027	21,383
Thereafter	57,221
$217,187

Expenses related to operating leases where INDUS is the lessee were $84 and $35 in the first quarter of 2023 and 2022, respectively. The weighted average remaining lease term for these leases as of March 31, 2023, was 8.3 years. As of March 31, 2023 and December 31, 2022, our operating leases had weighted-average discount rates of 3.69% and 3.70%, respectively.

Maturities of lease liabilities as of March 31, 2023 are as follows:

Balance of 2023	$245
2024	330
2025	332
2026	310
2027	197
Thereafter	1,028
Total undiscounted payments	2,442
Less: imputed interest	(354)
Present value of minimum lease payments	$2,088

8.    Supplemental Financial Statement Information

Other Assets

INDUS' other assets are comprised of the following:

	March 31, 2023	December 31, 2022
Deposits on building and land acquisitions	$14,488	$15,588
Straight-line rents	7,789	7,547
Deferred leasing costs, net	7,076	7,118
Intangible assets, net	5,502	5,813
Prepaid expenses	2,642	3,497
Accounts receivable (primarily leases)	2,347	2,790
Right-of-use assets	2,057	2,123
Furniture, fixtures and equipment, net	1,741	1,791
Deferred financing costs related to revolving lines of credit	572	631
Registration statement costs	341	341
Prepaid development costs	32	88
Other	444	447
Total other assets	$45,031	$47,774

Accounts Payable and Accrued Liabilities

INDUS' accounts payable and accrued liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Accrued construction costs and retainage	$6,882	$5,030
Accrued strategic transaction costs	4,600	615
Trade payables	835	1,528
Accrued real estate taxes	711	25
Accrued salaries, wages and other compensation	579	2,363
Accrued interest payable	419	447
Accrued lease commissions	351	191
Other	738	741
Total accounts payable and accrued liabilities	$15,115	$10,940

Other Liabilities

INDUS' other liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Deferred compensation plan	$3,496	$3,363
Intangible liability, net	3,086	3,203
Prepaid rent from tenants	2,154	1,449
Lease liabilities	2,088	2,150
Security deposits of tenants	1,304	1,229
Other	139	143
Total other liabilities	$12,267	$11,537

Supplemental Cash Flow Information

Accounts payable and accrued liabilities related to additions to real estate assets increased by $1,852 and $3,401 in the three months ended March 31, 2023 and 2022, respectively.

Interest payments were as follows:

For the Three Months Ended
March 31, 2023	March 31, 2022
$1,873	$1,608

Capitalized interest related to real estate assets was as follows:

For the Three Months Ended
March 31, 2023	March 31, 2022
$267	$356

9.    Commitments and Contingencies

As of March 31, 2023, INDUS had commitments of approximately $12,785 principally related to the construction of an approximately 206,000 square foot building in the Lehigh Valley of Pennsylvania, as well as improvements of its real estate assets.

On March 2, 2022, INDUS entered into an agreement to acquire, for a purchase price of $28,500, an under-construction, approximately 284,400 square foot building in Greenville-Spartanburg, South Carolina (the “Greenville-Spartanburg Acquisition”), being developed on speculation by the seller. The Greenville-Spartanburg Acquisition would be the Company’s first entry into this market. Closing on the purchase of the Greenville-Spartanburg Acquisition is subject to a number of contingencies including completion of construction. There can be no guarantee that the Greenville-Spartanburg Acquisition will be completed under its current terms, or at all.

On January 17, 2022, the Company entered into an agreement (the “Charlotte Land Purchase Agreement”) to acquire, for a purchase price of approximately $4,750, as amended, before transaction costs, approximately 231 acres of undeveloped land in the Charlotte, North Carolina market (the “Charlotte Land”). A closing under the Charlotte Land Purchase Agreement, is subject to significant contingencies, including INDUS’ receipt of all of the requisite entitlements from governmental authorities and agencies to construct the buildings. Given these contingencies, it is possible that the land acquisition as contemplated under the Charlotte Land Purchase Agreement will not be completed under its current terms, or at all.

On August 5, 2021, the Company entered into a Purchase and Sale Agreement (the “Nashville Forward Purchase Agreement”) to acquire, for a purchase price of approximately $31,500, before transaction costs, an under-construction approximately 184,000 square foot two-building portfolio in Nashville, Tennessee (the “Nashville Acquisition”). The Nashville Acquisition was initially developed on speculation by the seller, however, it is now fully pre-leased. On December 21, 2022, the Nashville Forward Purchase Agreement was amended to reduce the purchase price to $28,350. Closing under the Nashville Forward Purchase Agreement, is subject to significant contingencies, including the completion of construction. Given these contingencies, it is possible that the Nashville Acquisition as contemplated under the Nashville Forward Purchase Agreement will not be completed under its current terms, or at all.

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

On November 3, 2021, the Company entered into an agreement (the “Charleston Forward Purchase Agreement”) to acquire, for a purchase price of approximately $28,000, before transaction costs, an approximately 263,000 square foot building in Charleston, South Carolina to be built by the seller. The building subsequently was fully-leased and closing on the Charleston Forward Purchase Agreement took place on April 26, 2023 (see Note 10).

From time to time, INDUS is a party to various litigation matters that are considered routine litigation arising in the ordinary course of business. Other than as disclosed in Note 10, Subsequent Events, in the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.

10.    Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” INDUS has evaluated all events or transactions occurring after March 31, 2023, the balance sheet date, and noted that there have been no such events or transactions which would require recognition or disclosure in the consolidated financial statements as of and for the period ended March 31, 2023, other than the disclosures herein.

On April 26, 2023, the Company closed on the purchase of the Charleston Forward Purchase Agreement (see Note 9).

Subsequent to March 31, 2023, INDUS made the final draw of $60,000 under its DDTL Facility (see Note 5).

On April 12, 2023, purported stockholder Ryan O’Dell filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. O’Dell v. INDUS Realty Trust, et. al., Case No. 23-cv-03071 (April 12, 2023). The complaint alleges that the Company’s disclosures in connection with the Merger were materially incomplete and misleading. The Company also received demand letters from purported stockholders making similar allegations. On April 19, 2023, purported stockholder Robert Garfield filed a lawsuit against the Company and certain of its directors and officers as well as certain other parties to the Merger in Connecticut Superior Court, Judicial District of Hartford, alleging breach of fiduciary duties, negligent misrepresentation and fraudulent misrepresentation in connection with the proposed Merger. On April 27, 2023, purported stockholder John Thompson filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. Thompson v. INDUS Realty Trust, et al., Case No. 1:23-cv-03518 (April 27, 2023). Each of the complaints seeks to enjoin the Merger and to receive monetary damages and other equitable relief. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INDUS Realty Trust, Inc., a Maryland corporation (“INDUS” or the “Company”) is a real estate business principally engaged in developing, acquiring, managing and leasing high-quality industrial and logistics properties in select supply-constrained markets in the United States. The Company conducts substantially all of its business through its operating partnership, INDUS RT, LP, a Maryland limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As used herein, the “Company” refers to INDUS Realty Trust, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership, except where context otherwise requires.

During the three months ended March 31, 2023, economic uncertainty and equity and debt market volatility have increased due to a number of factors such as investor sentiment and recession concerns, instability of certain financial institutions, rapidly increasing interest rates, rising inflation, lingering supply chain disruptions and current geopolitical events. While these factors have not had a significant adverse impact on INDUS to date, they may adversely impact the Company in the future. Substantially all of the Company’s leases include scheduled rent increases and require the tenants to pay operating expenses, insurance and real estate taxes for the spaces they occupy. These lease provisions help to mitigate the Company’s exposure to increases in operating expenses resulting from inflation or other factors.  Costs that are not related to building operations are not passed through to tenants and, accordingly, increases in the Company’s cost of doing business such as wages and interest expense could adversely affect the Company’s results of operations.  Additionally, any one or a combination of these factors may also adversely impact the financial stability of one or more of the Company’s tenants, which in turn has the potential to negatively impact the Company’s collection of scheduled rent and operating expenses, insurance and real estate taxes as noted above.

As of March 31, 2023, INDUS owned 42 industrial/logistics properties aggregating approximately 6.1 million square feet located in Connecticut, Pennsylvania, North Carolina, South Carolina, and Florida. The Company seeks to add to its property portfolio through the development of land or the acquisition of modern, market-appropriate logistics buildings which can serve multiple drivers of demand in the markets it targets. As of March 31, 2023, all properties are wholly-owned, however, INDUS may in the future, selectively acquire, own and/or develop properties through other ownership structures such as joint ventures with other persons or entities when such transactions are warranted by the circumstances. INDUS also owns undeveloped land parcels, much of which is not consistent with the Company’s core industrial and logistics strategy, and, as such, the Company sells certain properties periodically over time. As of March 31, 2023, the Company has entered into two agreements to sell an aggregate of approximately 252 acres of undeveloped land for an aggregate sales price of approximately $17.6 million. The land sales are expected to close during the year ending December 31, 2023.

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

The significant accounting policies and methods used in the preparation of INDUS’ unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q are consistent with those used in the preparation of INDUS’ audited consolidated financial statements for its year ended December 31, 2022 included in INDUS’ Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC on March 6, 2023.

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

The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by 11:59 p.m. (Eastern time) on November 22, 2023 (the “Outside Date”), if any governmental authority of competent jurisdiction has issued a final, non-appealable order permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, or stockholder approval of the Merger has not been obtained upon a vote taken at the stockholders’ meeting or any adjournment or postponement thereof. The stockholders’ meeting is scheduled for May 17, 2023.

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

Results of Operations

The Company’s net loss was approximately $5.8 million for the three months ended March 31, 2023, as compared to net income of approximately $0.3 million for the three months ended March 31, 2022. The Company’s rental revenue increased approximately 20% compared to the same quarter of the prior year primarily due to the net addition of approximately 0.7 million square feet to the Company’s property portfolio subsequent to March 31, 2022. The net loss for the three months ended March 31, 2023 was due to a $5.9 million charge for strategic transaction costs related to the proposed Merger discussed above and included in general and administrative expenses.

The Company’s in-service occupancy was 98.8% and 100.0% as of March 31, 2023 and 2022, respectively. At March 31, 2023, the Company owned 42 buildings aggregating approximately 6.1 million square feet as compared to 35 buildings aggregating approximately 5.4 million square feet as of March 31, 2022.

Additionally, as of March 31, 2023, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $106.1 million, of which $27.7 million was spent as of March 31, 2023 and one building under development comprising 0.2 million square feet with total committed costs to date of $27.7 million, of which $16.7 million had been spent as of March 31, 2023.

Net income from discontinued operations was approximately $0.1 million for the three months ended March 31, 2022, which included a gain on the sale of equipment of $0.2 million related to the closure of the Company’s landscaping division which primarily served the Office/Flex Portfolio and an operating loss of $0.1 million.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Rental Revenues

Total rental revenue was $13.6 million and $11.3 million for the three months ended March 31, 2023 and 2022, respectively. The 20% increase in rental revenue was primarily due to development and acquisition activity that occurred subsequent to March 31, 2022 as detailed in the chart below:

	Total	Leased
	Square	Square	Percentage
	Footage	Footage	Leased
As of March 31, 2022	5,365,000	5,365,000	100.0%
Buildings acquired	205,000	205,000
Buildings constructed	532,000	433,000
Leasing of first generation space (1)	—	99,000
Leasing of second generation space (2)	—	217,000
Leases expired	—	(290,000)
Reclassified to discontinued operations	—	—
Remeasurements	—	(1,000)
As of March 31, 2023	6,102,000	6,028,000	98.8%

(1)	INDUS defines first generation space as newly constructed space that has not previously been leased and unleased space in acquired buildings that is subsequently refurbished prior to leasing.
(2)	INDUS defines second generation space as previously leased space.

Expenses

(dollars in thousands)	Three months ended March 31,
	2023	2022	Change
Operating expenses of rental properties	$1,213	$1,098	$115
Real estate taxes	1,842	1,477	365
Depreciation and amortization expense	5,110	4,156	954
General and administrative expenses	9,552	2,934	6,618

Operating expenses of rental properties increased approximately $0.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. An increase in utility expenses and non-recoverable costs, including those related to slightly lower occupancy in the first quarter of 2023 as compared to the first quarter of 2022, were partially offset by a decrease in operating expenses due to lower snow removal expenses, attributable to less inclement weather.

Real estate taxes increased to approximately $1.8 million for the three months ended March 31, 2023, as compared to approximately $1.5 million for the three months ended March 31, 2022. The increase in real estate taxes principally reflected the buildings acquired and developed in 2022.

The increase in depreciation and amortization expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily reflects depreciation expense recorded on buildings acquired and developed in 2022.

General and administrative expenses increased to approximately $9.6 million for the three months ended March 31, 2023 as compared to $2.9 million for the three months ended March 31, 2022. The increase was primarily attributable to: (a) approximately $5.9 million in strategic transaction costs related to the proposed Merger; (b) $0.4 million related to the Company’s non-qualified deferred compensation plan due to the effect of higher stock market performance in the first quarter of 2023 as compared to the first quarter of 2022; (c) $0.3 million in compensation costs due to higher employee headcount related to the Company’s growth; (d) the reversal of a $0.2 million accrual for state taxes in the first quarter of 2022; and (e) $0.1 million related to the cost of terminated transactions; offset by (f) an increase of approximately $0.1 million in capitalized labor costs; and (g) a decrease of $0.1 million across all other general and administrative expenses.

Other Income (Expense)

(dollars in thousands)	Three months ended March 31,
	2023	2022	Change
Interest expense	$(1,759)	$(1,519)	$(240)
Investment and other income	129	18	111
Total other expense	$(1,630)	$(1,501)	$(129)

Interest expense was $1.8 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily reflects $1.0 million related to the delayed draw term loan that commenced in April 2022 and a decrease of $0.1 million in capitalized interest offset by a decrease of $0.8 million related to the repayment of mortgage debt subsequent to March 31, 2022. The aggregate debt balance of nonrecourse mortgages, net of issuance costs, was $79.1 million as of March 31, 2023 as compared to the aggregate debt balance of nonrecourse mortgages and construction loan debt, net of issuance costs, of $169.0 million as of March 31, 2022. Interest expense is net of capitalized interest related to the Company’s development activities.

Investment and other income is primarily comprised of net interest income earned on cash balances held by the Company in interest-bearing accounts.

The Company’s NOI from continuing operations and Cash NOI from continuing operations for the three months ended March 31, 2023 and 2022 were as follows:

(dollars in thousands)	Three months ended March 31,
	2023	2022
Rental revenue	$13,570	$11,318
Operating expenses of rental properties	(1,213)	(1,098)
Real estate taxes	(1,842)	(1,477)
NOI from continuing operations	10,515	8,743
Noncash rental revenue including straight-line rents	(724)	(843)
Cash NOI from continuing operations	$9,791	$7,900

The increases in NOI from continuing operations and Cash NOI from continuing operations principally reflected the increase in rental revenue primarily derived from the acquisition and development of additional properties after March 31, 2022. See below under “non-GAAP reconciliations” for information regarding why the Company believes NOI from continuing operations and Cash NOI from continuing operations are meaningful supplemental measures of its performance and reconciliations of these measures from net income (loss), presented in accordance with U.S. GAAP.

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

NOI from Continuing Operations and Cash NOI from Continuing Operations

NOI from continuing operations is a non-GAAP measure that includes the rental revenue and operating expenses and real estate taxes directly attributable to the Company’s real estate properties. The Company uses NOI from continuing operations as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, investment income, other expense and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. The Company also believes that NOI from continuing operations will be useful to investors as a basis to compare its operating performance with that of other REITs. However, because NOI from continuing operations excludes depreciation and amortization expense and captures neither the changes in the value of the Company’s properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of its properties (all of which have real economic effect and could materially impact the Company’s results from operations), the utility of NOI from continuing operations as a measure of the Company’s performance is limited. Other equity REITs may not calculate NOI from continuing operations in a similar manner and, as such, the Company’s NOI from continuing operations may not be comparable to such other REITs’ NOI from continuing operations. Accordingly, NOI from continuing operations should be considered only as a supplement to net income (loss) as a measure of the Company’s performance. NOI from continuing operations should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs. NOI from continuing operations should not be used as a substitute for cash flow from operating activities in accordance with U.S. GAAP.

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

Below is a reconciliation of NOI from continuing operations and Cash NOI from continuing operations to net (loss) income as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	Three months ended March 31,
	2023	2022
Net (loss) income	$(5,777)	$269
Income from discontinued operations	-	(117)
Pretax (loss) income from continuing operations	(5,777)	152
Exclude:
Depreciation and amortization expense	5,110	4,156
General and administrative expenses	9,552	2,934
Interest expense	1,759	1,519
Investment and other income	(130)	(21)
Other expense	1	3
NOI from continuing operations	10,515	8,743
Noncash rental revenue including straight-line rents	(724)	(843)
Cash NOI from continuing operations	$9,791	$7,900

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

Core Funds from Continuing Operations

The Company defines Core FFO from continuing operations as FFO excluding (a) discontinued operations, (b) strategic transaction costs related to the proposed Merger, and (c) expense related to the performance of the non-qualified deferred compensation plan.

Adjusted Funds from Continuing Operations

The Company defines Adjusted FFO from continuing operations as Core FFO from continuing operations less (a) noncash rental revenue including straight-line rents, (b) amortization of debt issuance costs, (c) noncash compensation expenses, (d) non-real estate depreciation and amortization expense, (e) tenant improvements and leasing commissions of second generation space and (f) maintenance capital expenditures needed to maintain the Company’s existing buildings. Below is a reconciliation of FFO, Core FFO from continuing operations and Adjusted FFO from continuing operations to net (loss) income as reported in the Company’s consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q:

(dollars in thousands)	Three months ended March 31,
	2023	2022
Net (loss) income	$(5,777)	$269
Exclude:
Depreciation and amortization expense	5,110	4,156
FFO adjustments related to discontinued operations	-	240
Non-real estate depreciation and amortization expense	(66)	(26)
FFO	(733)	4,639
Exclude:
Core FFO adjustments related to discontinued operations	-	(357)
Strategic transaction costs	5,862	-
General and administrative expenses related to non-qualified deferred compensation plan performance	133	(288)
Core FFO from continuing operations	5,262	3,994
Exclude:
Noncash rental revenue including straight-line rents	(724)	(843)
Amortization of debt issuance costs	181	228
Noncash compensation expenses	503	273
Non-real estate depreciation and amortization expense	66	26
Tenant improvements and leasing commissions (2nd generation space)	(1,497)	(225)
Maintenance capital expenditures	(428)	(23)
Adjusted FFO from continuing operations	$3,363	$3,430

Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines EBITDA as income (loss) from continuing operations (computed in accordance with U.S. GAAP) excluding (a) interest expense, (b) income tax provision (benefit), (c) depreciation and amortization expense, and (d) adjustments to reflect the entity’s share of EBITDA of unconsolidated affiliates. INDUS does not currently have any unconsolidated properties or joint ventures.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

The Company defines Adjusted EBITDA as EBITDA adjusted for (a) general and administrative expenses related to strategic transaction costs related to the proposed Merger, and (b) noncash stock-based compensation expense and expenses or credits related to the Company’s non-qualified deferred compensation plan that are included in general and administrative expenses.

A reconciliation of (loss) income from continuing operations to EBITDA and Adjusted EBITDA is as follows:

(dollars in thousands)	Three months ended March 31,
	2023	2022
(Loss) income from continuing operations	$(5,777)	$152

Interest expense	1,759	1,519
Depreciation and amortization expense	5,110	4,156
EBITDA	1,092	5,827

Noncash compensation expenses and expenses/credits related to the Company's non-qualified deferred compensation plan	636	(15)
Strategic transaction costs	5,862	-
Adjusted EBITDA	$7,590	$5,812

Cash Flows

Net cash provided by operating activities was approximately $3.7 million for the three months ended March 31, 2023, as compared to approximately $4.0 million for the three months ended March 31, 2022. The decrease in net cash provided by operating activities reflected a decrease of approximately $4.7 million in cash from the Company’s operating results offset by an increase of approximately $4.4 million from changes in assets and liabilities. The reduction in cash from the Company’s operating results largely reflected the higher general and administrative expense related to strategic transaction costs related to the proposed Merger. The increase in cash from the changes in assets and liabilities was primarily due to the increase in accounts payable related to the strategic transaction costs and an increase in prepaid rents from tenants.

Net cash used in investing activities was approximately $29.9 million for the three months ended March 31, 2023, as compared to approximately $35.8 million in the three months ended March 31, 2022. The net cash used in investing activities in the 2023 period primarily reflected: (i) the purchase of approximately 75 acres of fully entitled land in Orlando, Florida for $17.4 million; (ii) the purchase approximately 11 acres of undeveloped land in the Lehigh Valley of Pennsylvania for $2.4 million; and (iii) cash payments of $11.0 million related to investments in real estate assets and properties under development; offset by (iv) deposits of approximately $0.5 million returned from land acquisitions. The net cash used in investing activities for the three months ended March 31, 2022 primarily reflected the purchase of an approximately 217,000 square foot fully leased building in Charlotte, North Carolina for $24.0 million, $8.7 million for investments in real estate assets and $3.4 million for deposits on building and land acquisitions.

Net cash used in financing activities was approximately $2.4 million for the three months ended March 31, 2023, as compared to $2.6 million in the comparable 2022 three month period. The net cash used in financing activities for the three months ended March 31, 2023 primarily reflected $1.8 million for the dividend payment to stockholders that was declared in December 2022 and $0.6 million related to recurring principal payments on mortgage loans. The net cash used in financing activities for the three months ended March 31, 2022 primarily reflected $1.6 million for the dividend payment to stockholders that was declared in December 2021 and $1.1 million related to recurring principal payments on mortgage loans offset by $0.1 million in proceeds from a construction loan that was repaid in 2022.

Liquidity and Capital Resources

In the near-term, the Company plans to continue to invest in its real estate business, including the potential acquisition of additional properties and/or undeveloped land parcels, which, under certain circumstances, the Company may consider owning through other ownership structures such as joint ventures. As of March 31, 2023, the Company had five buildings under contract for purchase comprising approximately 1.0 million square feet at an estimated purchase price of approximately $106.1 million, of which $27.7 was spent as of March 31, 2023. In addition, the Company has land under development for one additional building comprising 0.2 million square feet with total committed costs to date of $27.7 million, of which $16.7 million was spent as of March 31, 2023.

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

On April 21, 2022, INDUS amended its $100 million credit facility executed on August 5, 2021, to add the DDTL Facility of $150 million for a term of five years (as amended the “Credit Facility”), pursuant to which up to three separate draws may be made prior to April 21, 2023 (the first two of which must each be in a minimum amount of $25 million). As of March 31, 2023, the Company had drawn $90 million under the DDTL Facility and subsequent to March 31, 2023, the Company made the final draw of $60 million under the DDTL Facility. The Credit Facility continues to include a $100 million revolving credit facility (the “Revolving Credit Facility”), however, the maturity of the Revolving Credit Facility has been extended to April 21, 2025. The two one-year extensions at the Company’s option under the Credit Facility remain in place. The amendment to the Credit Facility also increases the uncommitted incremental facility, which, as amended, would enable the Company to increase the Credit Facility by up to an additional $250 million for an aggregate total of $500 million, subject to satisfaction of certain financial covenants including limitations on a minimum tangible net worth, fixed charge coverage ratios, total leverage and secured indebtedness. The Company currently has no borrowings outstanding under its Revolving Credit Facility but does secure certain unused standby letters of credit aggregating $6,822 that are related to INDUS' development activities.

As of March 31, 2023, the Company had cash and cash equivalents and restricted cash of approximately $23.8 million. Management believes that its cash and cash equivalents as of March 31, 2023, cash generated from leasing operations, sales of non-core undeveloped land parcels and borrowing capacity under the Revolving Credit Facility, will be sufficient to meet its working capital requirements, fund planned acquisitions and developments of buildings, and pay regular dividends on its common stock, when and if declared by the Board of Directors and subject to compliance with the Merger Agreement, for at least the next twelve months. Other than the foregoing, there have been no material changes to our capital requirements and resources described in Part II, Item 7 of our 2022 Form 10-K.

Supplemental Guarantor Information

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. In July 2021, the Company and INDUS RT, LP filed the an updated Universal Shelf with the SEC registering, among other securities, debt securities of INDUS RT, LP, which will be fully and unconditionally guaranteed by the Company.

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

Forward-Looking Information

The above information in Management’s Discussion and Analysis of Financial Condition and Results of Operations includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to the structure, timing and completion of the proposed Merger; the Company’s ability to obtain stockholder approval of the Merger at the stockholders’ meeting scheduled for May 17, 2023; any anticipated effects of the announcement, pendency or completion of the proposed Merger on the value of our stock; our, Parent or the Sponsors’ ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; the possibility of sales of real estate assets pursuant to certain option agreements; completion of sales or purchases of real estate assets under agreement, including the sale of undeveloped land parcels; anticipated closing dates of such sales and the Company’s plans with regard to the foregoing properties; potential vacancies in the Company’s buildings; the acquisition and development of additional properties and/or undeveloped land parcels, including, without limitation in connection with potential joint ventures; construction of additional buildings, estimated construction costs and completion dates of buildings under construction and expected to be built; tenant improvements and infrastructure improvements; expectations regarding any potential issuance of securities; the Company’s anticipated future liquidity and capital expenditures; expectations regarding the Company’s REIT tax status; and expectations regarding the payment of dividends on common stock and other statements with the words “believes,” “anticipates,” “plans,” “expects” or similar expressions. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking statements made herein are based on assumptions and estimates that, while considered reasonable by the Company as of the date hereof, are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including the risk that the proposed Merger may not be consummated at all or in the anticipated timeframe; failure to consummate the proposed Merger could negatively impact our business, financial condition, results of operations or our stock price; risks associated with litigation related to the Merger and the other important factors set forth in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for 2022.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, INDUS is involved in various litigation matters arising in the ordinary course of business. Other than the below, in the opinion of management, based on the advice of legal counsel, the ultimate liability, if any, with respect to these matters is not expected to be material to INDUS’ financial position, results of operations or cash flows.

On April 12, 2023, purported stockholder Ryan O’Dell filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. O’Dell v. INDUS Realty Trust, et. al., Case No. 23-cv-03071 (April 12, 2023). The complaint alleges that the Company’s disclosures in connection with the Merger were materially incomplete and misleading. The Company also received demand letters from purported stockholders making similar allegations. On April 19, 2023, purported stockholder Robert Garfield filed a lawsuit against the Company and certain of its directors and officers as well as certain other parties to the Merger in Connecticut Superior Court, Judicial District of Hartford, alleging breach of fiduciary duties, negligent misrepresentation and fraudulent misrepresentation in connection with the proposed Merger. On April 27, 2023, purported stockholder John Thompson filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. Thompson v. INDUS Realty Trust, et al., Case No. 1:23-cv-03518 (April 27, 2023). Each of the complaints seeks to enjoin the Merger and to receive monetary damages and other equitable relief. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.

ITEM 1A.   RISK FACTORS.

Other than the following, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Form 10-K.

INDUS is and may in the future be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. On April 12, 2023, purported stockholder Ryan O’Dell filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. O’Dell v. INDUS Realty Trust, et. al., Case No. 23-cv-03071 (April 12, 2023). The complaint alleges that the Company’s disclosures in connection with the Merger were materially incomplete and misleading. The Company also received demand letters from purported stockholders making similar allegations. On April 19, 2023, purported stockholder Robert Garfield filed a lawsuit against the Company and certain of its directors and officers as well as certain other parties to the Merger in Connecticut Superior Court, Judicial District of Hartford, alleging breach of fiduciary duties, negligent misrepresentation and fraudulent misrepresentation in connection with the proposed Merger. On April 27, 2023, purported stockholder John Thompson filed a lawsuit against the Company and certain of its directors and officers in District Court in the Southern District of New York for violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9. Thompson v. INDUS Realty Trust, et al., Case No. 1:23-cv-03518 (April 27, 2023). Each of the complaints seeks to enjoin the Merger and to receive monetary damages and other equitable relief.

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

ITEM 6.     EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of October 16, 2020, by and among INDUS Realty Trust, Inc., Griffin Industrial Realty, Inc. and Griffin Industrial Maryland, LLC	8-K12G3	001-12879	2.1	1/4/21
2.2	Agreement and Plan of Merger, dated as of February 22, 2023, by and among IR Parent, LLC, IR Merger Sub II, Inc. and INDUS Realty Trust, Inc.	8-K	001-12879	2.1	2/22/23
3.1	Articles of Amendment and Restatement of INDUS Realty Trust, Inc., as amended	S-3POS	333-224229	3.1	1/4/21
3.2	Articles of Amendment of INDUS dated February 26, 2021	8-K	001-12879	3.1	3/1/21
3.3	Amended and Restated By-laws of INDUS Realty Trust, Inc.	8-K12G3	001-12879	3.4	1/4/21
3.4	Agreement of Limited Partnership of INDUS RT, LP dated as of June 28, 2021	8-K	001-12879	99.1	6/30/21
4.1	Warrant to Purchase Common Stock, dated August 24, 2020	8-K	001-12879	4.1	8/28/20
4.2	Description of Common Stock	S-8	333-170857	4.4	12/30/20
10.1†	INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.2	2/13/14
10.2†	Form of Stock Option Agreement under INDUS Realty Trust, Inc. 2009 Stock Option Plan	10-K	001-12879	10.3	2/13/14
10.3	Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated July 6, 2005 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.29	11/3/05
10.4	Promissory Note dated July 6, 2005	10-Q	001-12879	10.30	11/3/05
10.5	Guaranty Agreement as of July 6, 2005 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-Q	001-12879	10.31	11/3/05
10.6	Amended and Restated Mortgage Deed, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated November 15, 2006 by Tradeport Development II, LLC in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.32	2/15/07
10.7	Amended and Restated Promissory Note dated November 15, 2006	10-K	001-12879	10.33	2/15/07
10.8	Guaranty Agreement as of November 15, 2006 by INDUS Realty Trust, Inc. in favor of First Sunamerica Life Insurance Company	10-K	001-12879	10.34	2/15/07
10.9	Mortgage and Security Agreement dated January 27, 2010 between Riverbend Crossings III Holdings, LLC and NewAlliance Bank	10-Q	001-12879	10.42	10/6/10
10.10	$4,300,000 Promissory Note dated January 27, 2010	10-Q	001-12879	10.43	4/8/10

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.11	First Modification of Promissory Note, Mortgage Deed and Security Agreement and Other Loan Documents between Riverbend Crossings III Holdings, LLC and NewAlliance Bank dated October 27, 2010	10-K	001-12879	10.44	2/10/11
10.12	Second Amendment to Mortgage Deed and Security Agreement and other Loan Documents between Riverbend Crossings III Holdings, LLC and First Niagara Bank, N.A. dated April 1, 2013	10-Q	001-12879	10.49	7/11/13
10.13	Amended and Restated Term Note dated April 1, 2013	10-Q	001-12879	10.50	7/11/13
10.14	Mortgage, Assignment of Rents and Security Agreement dated July 29, 2015 between Tradeport Development II, LLC and 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.38	10/9/15
10.15	$18,000,000 Promissory Note dated July 29, 2015	10-Q	001-12879	10.39	10/9/15
10.16†	Letter Agreement by and between INDUS Realty Trust, Inc. and David M. Danziger dated March 8, 2016	10-Q	001-12879	10.42	4/8/16
10.17†	INDUS Realty Trust, Inc. Deferred Compensation and Supplemental Retirement Plan as amended and restated effective January 1, 2017	10-Q	001-12879	10.52	4/7/17
10.18	Loan and Security Agreement between Tradeport Development V, LLC and People’s United Bank N.A. dated March 15, 2017	10-Q	001-12879	10.53	4/7/17
10.19	$12,000,000 Promissory Note dated March 15, 2017	10-Q	001-12879	10.54	4/7/17
10.20	$12,150,000 Promissory Note dated August 30, 2017	10-Q	001-12879	10.58	10/10/17
10.21	Deed of Trust, Assignment of Rents and Security Agreement dated August 30, 2017 from Riverbend Concord Properties, LLC for the benefit of 40|86 Mortgage Capital, Inc.	10-Q	001-12879	10.59	10/10/17
10.22	Amended and Restated Open-End Mortgage Deed and Security Agreement dated January 30, 2018 between Tradeport Development V, LLC and People’s United Bank, N.A.	10-K	001-12879	10.61	2/8/18
10.23	$14,287,500 Promissory Note dated March 29, 2018	10-Q	001-12879	10.62	7/10/18
10.24	Open-End Construction Mortgage Deed and Security Agreement by Tradeport Development VI, LLC in favor of and for the benefit of State Farm Life Insurance Company dated March 29, 2018	10-Q	001-12879	10.63	7/10/18
10.25	Construction Loan Agreement by and between State Farm Life Insurance Company and Tradeport Development VI, LLC dated March 29, 2018	10-Q	001-12879	10.64	7/10/18
10.26	Sales Agreement dated May 10, 2018 by and between INDUS Realty Trust, Inc. and Robert W. Baird & Co. Incorporated	8-K	001-12879	1.1	5/10/18
10.27†	First Amendment to INDUS Realty Trust, Inc. 2009 Stock Option Plan	8-K	001-12879	10.1	5/17/19
10.28†	Letter Agreement by and between INDUS Realty Trust, Inc. and Frederick M. Danziger dated June 7, 2019	10-Q	001-12879	10.67	7/9/19
10.29	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings I LLC and Riverbend Orlando Holdings II LLC to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.1	12/23/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.30	$6,500,000 Promissory Note by Riverbend Orlando Holdings I, LLC and Riverbend Orlando Holdings II, LLC, to Webster Bank, N.A., dated December 20, 2019	8-K	001-12879	10.2	12/23/19
10.31	Open-End Mortgage and Security Agreement by Riverbend Upper Macungie Properties I LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.1	1/28/20
10.32	Open-End Mortgage and Security Agreement by Riverbend Crossings III Holdings LLC in favor of and for the benefit of State Farm Life Insurance Company dated January 17, 2020 and effective January 23, 2020	8-K	001-12879	10.2	1/28/20
10.33	$15,000,000 Promissory Note by Riverbend Upper Macungie Properties I LLC and Riverbend Crossings III Holdings LLC to State Farm Life Insurance Company, dated January 23, 2020	8-K	001-12879	10.3	1/28/20
10.34†	Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 3, 2020	8-K	001-12879	10.1	3/4/20
10.35†	Stock Purchase Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of March 5, 2020	10-Q	001-12879	10.76	4/9/20
10.36†	INDUS Realty Trust, Inc. and INDUS Realty Trust, LLC (f/k/a Griffin Industrial, LLC) 2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.37	Mortgage, Security Agreement and Fixture Filing (Securing Present and Future Advances) from Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.1	7/6/20
10.38	$5,100,000 Promissory Note by Riverbend Orlando Holdings III LLC to Webster Bank, N.A., dated June 30, 2020	8-K	001-12879	10.2	7/6/20
10.39	Letter Agreement between Webster Bank, N.A. and INDUS Realty Trust, Inc. dated June 30, 2020	8-K	001-12879	10.3	7/6/20
10.40	Securities Purchase Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.1	8/28/20
10.41	Registration Rights Agreement by and between INDUS Realty Trust, Inc. and CM Change Industrial LP, dated August 24, 2020	8-K	001-12879	10.2	8/28/20
10.42†	Form of Indemnification Agreement	8-K12G3	001-12879	10.1	1/4/21
10.43†	Amended and Restated Chairmanship and Advisory Agreement between INDUS Realty Trust, Inc. and Gordon DuGan dated as of May 18, 2021	10-Q	001-12879	10.77	8/9/21
10.44†	INDUS Realty Trust, Inc. Director Deferred Compensation Plan effective June 3, 2021	10-Q	001-12879	10.78	8/9/21
10.45	2020 Incentive Award Plan	8-K	001-12879	10.1	5/12/20
10.46	Form of Stock Option Agreement under the 2020 Incentive Award Plan	10-K	001-12879	10.46	3/6/23
10.47†	Form of Agreement for grant of Restricted Stock Units (Time-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.79	8/9/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.48†	Form of Agreement for grant of Restricted Stock Units (Performance-Based Vesting) under the 2020 Incentive Award Plan	10-Q	001-12879	10.80	8/9/21
10.49	Sales Agreement, dated September 2, 2021, by and among INDUS Realty Trust, Inc., INDUS RT, LP, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., BTIG, LLC, Citigroup Global Markets Inc., JMP Securities LLC, KeyBanc Capital Markets Inc. and Morgan Stanley & Co. LLC	8-K	001-12879	1.1	9/3/21
10.50	Amended and Restated Credit Agreement dated as of April 21, 2022, among INDUS RT, LP, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Citibank, N.A., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, and the Lenders Party Hereto	8-K	001-12879	10.1	4/25/22
31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					**
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS REALTY TRUST, INC.

	BY:	/s/ MICHAEL S. GAMZON
DATE: May 3, 2023	Michael S. Gamzon
President and Chief Executive Officer

	BY:	/s/ JON W. CLARK
DATE: May 3, 2023	Jon W. Clark
Executive Vice President and Chief Financial Officer
Principal Accounting Officer